Form 10-Q
period 1993-12-31
ERLY INDUSTRIES INC
filed 1994-04-15
CIK 30966

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1993   Commission file number 1-7894
                                                                          ------


                              ERLY INDUSTRIES INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           California                                     95-2312900
- --------------------------------              --------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)


        10990 Wilshire Boulevard, Los Angeles, California   90024-3913
- ------------------------------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)


                                 (213) 879-1480
- ------------------------------------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X      No
                                                ---------      --------

         As of December 31, 1993, there were 3,605,963 shares of the Registrant's common stock outstanding (including redeemable common stock).

                              ERLY INDUSTRIES INC.
                        QUARTER ENDED DECEMBER 31, 1993

                               TABLE OF CONTENTS
                                   FORM 10-Q



                        PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Consolidated Balance Sheets
       December 31, 1993 and March 31, 1993                                    1

Consolidated Statements of Operations
       Three and Nine months ended December 31, 1993 and 1992                2-3

Consolidated Statements of Cash Flows
       Three and Nine months ended December 31, 1993 and 1992                4-5

Consolidated Statements of Stockholders' Equity
       Nine months ended December 31, 1993                                     6

Notes to Consolidated Financial Statements                                  7-13

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 14-18



                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 6.  Exhibits and Reports on Form 8-K                                     19

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,                   March 31,
                                                                  1993                          1993
                                                              -------------                  -----------
                                                               (Unaudited)
ASSETS
Current Assets:
  Cash                                                        $  2,507,000                  $  3,872,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $4,516,000 (December 31) and
    $3,280,000 (March 31)                                       44,472,000                    35,534,000
  Inventories:
    Raw materials                                               38,864,000                    14,817,000
    Finished goods                                              28,313,000                    12,908,000
                                                              ------------                  ------------
                                                                67,177,000                    27,725,000
  Prepaid expenses and other current assets                      1,144,000                     2,524,000
  Assets of discontinued business
    held for disposition (Note 2)                                4,537,000
                                                              ------------                  ------------
         Total current assets                                  119,837,000                    69,655,000

Long-term notes receivable, net                                  1,091,000                     6,623,000
Property, plant and equipment, net                              37,666,000                    30,857,000
Assets held for sale, net (Note 4)                              26,227,000                     4,210,000
Investment in American Rice, Inc. (Note 1)                                                    16,294,000
Other assets                                                    11,999,000                    10,651,000
                                                              ------------                  ------------
                                                              $196,820,000                  $138,290,000
                                                              ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, collateralized                               $ 51,241,000                  $ 62,359,000
  Accounts payable                                              42,866,000                    20,106,000
  Accrued payroll and other
    current liabilities                                         12,561,000                     7,298,000
  Income taxes payable                                           1,756,000                     1,829,000
  Current portion of long-term and
    subordinated debt                                            9,096,000                    22,531,000
                                                              ------------                  ------------
      Total current liabilities                                117,520,000                   114,123,000

Long-term debt (Note 5)                                         62,104,000                    26,881,000
Subordinated debt (Note 5)                                       8,407,000                     1,094,000
Minority interest in consolidated
  subsidiary                                                     5,464,000                       790,000

Redeemable common stock, 300,000 shares
  issued and outstanding                                         1,701,000                     1,406,000
Stockholders' equity:
  Common stock, par value $.01 a share
  (December 31) and $1.00 a share (March 31):
    Authorized: 5,000,000 shares
    Issued and outstanding:
    3,305,963 shares (December 31) and
    3,186,956 shares (March 31)                                     33,000                     3,187,000
  Additional paid-in capital                                    15,954,000                    12,687,000
  Retained earnings (deficit)                                  (13,202,000)                  (20,929,000)
  Cumulative foreign currency adjustments                       (1,161,000)                     (949,000)
                                                              ------------                  ------------
      Total stockholders' equity                                 1,624,000                    (6,004,000)
                                                              ------------                  ------------
                                                              $196,820,000                  $138,290,000
                                                              ============                  ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992

                                              Three months ended                        Nine months ended
                                                  December 31                              December 31
                                      --------------------------------         ---------------------------------
                                         1993                1992 *                1993                1992 *
                                      -----------          -----------         ------------         ------------
                                                 (Unaudited)                               (Unaudited)
Net sales                             $99,573,000          $41,579,000         $235,324,000         $173,343,000
Cost of sales                          87,813,000           36,371,000          203,530,000          154,061,000
                                      -----------          -----------         ------------         ------------
  Gross profit                         11,760,000            5,208,000           31,794,000           19,282,000

Selling, general and
  administrative expense                8,339,000            5,159,000           22,661,000           13,968,000
Interest expense                        3,241,000            1,800,000            8,671,000            5,823,000
Interest income                          (116,000)            (192,000)            (511,000)            (619,000)
Investment income                                           (1,349,000)            (426,000)          (1,840,000)
Other (income) expense                    (43,000)            (316,000)             261,000             (822,000)
Minority interest in earnings
  of consolidated subsidiary              228,000                                   556,000
Writedown of plant
  facility (Note 3)                                                                                    4,000,000
                                      -----------          -----------         ------------         ------------
                                       11,649,000            5,102,000           31,212,000           20,510,000
Income (loss) before
  taxes on income,
  discontinued operations
  and extraordinary items                 111,000              106,000              582,000           (1,228,000)
Taxes on income (benefit)                 (40,000)             (61,000)             480,000              452,000
                                      -----------          -----------         ------------         ------------

Income (loss) from
  continuing operations                   151,000              167,000              102,000           (1,680,000)
Discontinued operations
  (Note 2):
    Loss from discontinued
      operations                       (1,086,000)          (2,123,000)          (4,552,000)          (2,760,000)
    Loss on disposal
      of discontinued
      operations                         (155,000)                               (2,845,000)
                                      -----------          -----------         ------------          -----------
Income (loss) before
  extraordinary items                  (1,090,000)          (1,956,000)          (7,295,000)          (4,440,000)
Extraordinary income -
  gain on extinguishment
  of debt (Note 3)                        897,000                                15,022,000            4,726,000
                                      -----------          -----------         ------------         ------------

Net income (loss)                    ($   193,000)        ($ 1,956,000)        $  7,727,000         $    286,000
                                      ===========          ===========         ============         ============


*  Restated for discontinued operations.

See accompanying Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992

                                              Three months ended                        Nine months ended
                                                  December 31                              December 31
                                       --------------------------------          -------------------------------
                                          1993                 1992                 1993                 1992
                                       -----------          -----------          ----------           ----------
                                                  (Unaudited)                              (Unaudited)
Net income (loss) per
  common and common
  share equivalents:
    Primary:
      Continuing operations            $      .04           $      .05           $      .03           $     (.49)
      Discontinued operations                (.34)                (.62)               (2.07)                (.80)
      Extraordinary items                     .25                                      4.20                 1.37
                                       ----------           ----------           ----------           ----------
                                      ($      .05)         ($      .57)          $     2.16           $      .08
                                       ==========           ==========           ==========           ==========

    Fully Diluted:
      Continuing operations            $      .04           $      .05           $      .03           $     (.45)
      Discontinued operations                (.34)                (.62)               (1.92)                (.75)
      Extraordinary items                     .25                                      3.90                 1.28
                                       ----------           ----------           ----------           ----------
                                      ($      .05)         ($      .57)          $     2.01           $      .08
                                       ==========           ==========           ==========           ==========

Weighted average common
  and common share
  equivalents:
    Primary                             3,563,000            3,438,000            3,580,000            3,433,000
    Fully diluted                       3,563,000            3,438,000            3,847,000            3,700,000



See accompanying Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992

                                               Three months ended             Nine months ended
                                                   December 31                   December 31
                                           --------------------------    ---------------------------
                                               1993          1992           1993             1992
                                           -----------   ------------    -----------     -----------
                                                   (Unaudited)                   (Unaudited)
Net income (loss)                          ($  193,000)  ($ 1,956,000)   $ 7,727,000     $   286,000
Adjustments to reconcile
  net income (loss) to net cash
   provided by (used in)
    operating activities:
 Depreciation and amortization               1,902,000      1,125,000      4,869,000       3,014,000
 Provision for loss on receivables             456,000       (112,000)     1,896,000        (112,000)
 Undistributed earnings of
   investment in American
   Rice, Inc.                                              (1,349,000)      (426,000)     (1,840,000)
 Loss on disposition of
   juice business                              155,000                     2,845,000
 Extraordinary income on
   extinguishment of debt                     (897,000)                  (15,022,000)
 Loss on disposition of
   rice subsidiary                                                           880,000
 Extraordinary income on
   disposal of rice facility                                                              (4,726,000)
 Writedown on rice facility                                                                4,000,000
 Other, net                                                   (31,000)                      (331,000)

 Changes in assets and liabilities:
    Decrease (increase) in
      receivables                           (2,919,000)     4,631,000     (6,039,000)      9,987,000
    Decrease (increase) in
      inventories                          (27,058,000)     1,681,000    (19,586,000)     17,821,000
    (Decrease) in prepaid expenses
      and other current assets                 420,000        (69,000)       717,000        (788,000)
    Increase (decrease) in notes
      payable                                4,443,000     (3,998,000)     4,277,000     (13,963,000)
    Increase (decrease) in accounts
      payable and other current
      liabilities                           15,977,000      4,239,000     10,116,000      (5,793,000)
    Increase (decrease) in taxes
      payable                                 (224,000)      (220,000)       326,000         148,000
                                             ---------   ------------    -----------     -----------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                     (7,938,000)     3,941,000     (7,420,000)      7,703,000

INVESTING ACTIVITIES:
   Proceeds from disposition of
     juice business                          8,400,000                     8,400,000
   Acquisition of American
     Rice, Inc.                                                           12,608,000
   Proceeds from sale of
     juice plant                                                          11,838,000
   Proceeds from disposition of
     rice subsidiary                                                       2,092,000

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992

                                                    Three months ended                       Nine months ended
                                                        December 31                             December 31
                                              -------------------------------         --------------------------------
                                                  1993                1992                1993                1992
                                              -----------         -----------         -----------         ------------
                                                        (Unaudited)                             (Unaudited)
   Purchase of property, plant
     and equipment                               (293,000)           (689,000)           (940,000)          (1,981,000)
   Disposition of property, plant
     and equipment                                202,000             427,000             405,000              883,000
   Decrease (increase) in assets
     held for sale                                (20,000)            (12,000)           (468,000)             358,000
   Other, net                                    (942,000)           (326,000)         (4,083,000)            (995,000)
                                               ----------         -----------         -----------          -----------

NET CASH (USED IN)
  INVESTING ACTIVITIES                          7,347,000            (600,000)         29,852,000           (1,735,000)
FINANCING ACTIVITIES:
   Proceeds from notes and
     long-term debt                                                                    79,458,000
   Repayment on notes and term
     debt on rice refinancing                                                         (93,736,000)
   Principal payments on
     long-term debt                              (909,000)         (2,242,000)         (9,519,000)          (4,423,000)
   Principal payments on
     subordinated debt                                             (1,360,000)                              (1,361,000)
   Proceeds from long-term debt                                                                                159,000
   Proceeds from sales of stock                                       131,000                                  131,000
                                              -----------         -----------         -----------          -----------

NET CASH (USED IN)
  FINANCING ACTIVITIES                           (909,000)         (3,471,000)        (23,797,000)          (5,494,000)
                                              -----------         -----------         -----------          -----------
INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                            (1,500,000)           (130,000)         (1,365,000)             474,000

CASH, BEGINNING OF PERIOD                       4,007,000           4,446,000           3,872,000            3,842,000
                                              -----------         -----------         -----------          -----------

CASH, END OF PERIOD                           $ 2,507,000         $ 4,316,000         $ 2,507,000          $ 4,316,000
                                              ===========         ===========         ===========          ===========


Supplemental cash flow information:
  Interest paid                               $ 1,922,000         $ 1,741,000         $ 6,502,000          $ 5,262,000
  Income taxes paid                               196,000               2,000             561,000              675,000


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1993
                                  (UNAUDITED)


                                                                                      Cumulative
                       Common Stock               Additional         Retained           Foreign             Total
                 --------------------------        Paid-in           Earnings           Currency         Stockholder's
                  Shares          Dollars          Capital           (Deficit)         Adjustments          Equity
                 ---------       ----------      -----------        ------------      -----------       -------------
BALANCE
April 1, 1993    3,187,000       $3,187,000      $12,687,000        ($20,929,000)       ($949,000)       ($6,004,000)

Net income
 for the period                                                        7,727,000                            7,727,000

Common stock
 issued            119,000           59,000          349,000                                                  408,000

Reclassification
 to reflect
 reduction in par
 value of ERLY
 common stock                    (3,213,000)       3,213,000                                                     -

Foreign currency
 adjustments                                                                              (212,000)          (212,000)

Accretion of
 redeemable
 common stock                                       (295,000)                                                (295,000)
                 ---------      -----------      -----------        ------------       -----------         ----------

BALANCE
December 31,
 1993
 (unaudited)     3,306,000        $  33,000      $15,954,000        ($13,202,000)      ($1,161,000)        $1,624,000
                 =========      ===========      ===========        ============       ===========         ==========


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the three and nine months ended December 31, 1993 and 1992


BASIS OF PRESENTATION:

The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for the entire year.

Reference should be made to the Notes To Consolidated Financial Statements in the Company's 1993 Form 10-K and amended Form 10-K/A for a discussion of accounting policies and other significant matters.

The accompanying consolidated financial statements include the accounts of ERLY Industries Inc. and its subsidiaries (the "Company" or "ERLY"). All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated. As discussed in Note 1, substantially all of the assets and liabilities of ERLY's wholly owned subsidiary, Comet Rice, Inc. ("Comet"), were acquired by American Rice, Inc. ("ARI") on May 26, 1993. Prior to the transaction, ERLY owned 48% of the voting rights of ARI, and its investment in ARI was accounted for using the equity method. ERLY's 48% equity in ARI's net results was reflected as investment income in the consolidated statements of operations. As a result of the transaction, ERLY's ownership increased to 81% of the voting rights of ARI and therefore, beginning in June 1993, ARI's balance sheet and results of operations are consolidated with ERLY's, with appropriate adjustments to reflect minority interest of 19%.

Certain reclassifications have been made to prior periods in the consolidated statements of operations to conform ERLY's report classifications to ARI's.


NOTE 1 - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE, INC. AND REFINANCING OF ARI

On May 26, 1993, ARI consummated a transaction to acquire substantially all of the assets of Comet and assume all of Comet's liabilities (the "Transaction").

In exchange for the assets acquired (and liabilities assumed) from Comet, ARI issued to ERLY 14,000,000 shares of a newly created Series B Preferred Stock, $1 par value. Each share of Series B Preferred Stock provides for annual cumulative, non-participating dividends of $.37, is convertible into two shares of ARI common stock, is entitled to two votes, and has a liquidation preference of $1.00 per share. The Series B Preferred Stock issued to ERLY carries an aggregate dividend of approximately $5.2 million per year. Applicable loan agreements contain various restrictions on the ability of ARI to pay such dividends and ARI is precluded from paying the dividends. The Comet assets acquired by ARI did not include the ARI stock previously held by Comet. In connection with the Transaction, Comet transferred the ARI stock held by it to ERLY. Comet's combined holdings of ARI common stock and ARI Series A Preferred Stock prior to the Transaction, represented approximately 48% of the voting rights of the outstanding ARI stock. As a result of the Transaction, ERLY holds 81% of the combined voting rights of ARI stock outstanding after the Transaction.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE, INC. AND REFINANCING OF ARI (CONTINUED)

ARI also refinanced the combined indebtedness of ARI and Comet ("Refinancing"). Under the Refinancing, ARI received $47.5 million in credit lines from a new revolving credit lender and loans from new term lenders for $65.3 million. In addition, ERLY is a guarantor for all of the new ARI debt and the loan agreements contain certain restrictive covenants applicable to ERLY. These agreements also provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due, and to remain in compliance with its debt agreements. As additional consideration, 13 million shares of ARI Series B Preferred Stock, $1 par value, were pledged by ERLY for the benefit of the new term lenders. ARI and Comet have capitalized approximately $4 million of costs associated with the Refinancing at the date of closing. These costs will be amortized over the respective terms of the new ARI debt.

ARI's indebtedness to its former lenders was partially satisfied by ARI's issuance to the former lenders of a combined aggregate of 1,500,000 shares of a newly created Series C Preferred Stock, which carries annual cumulative, non-participating dividends of $.50 per share, is non- convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. Applicable loan agreements with the new lenders contain various restrictions on the ability of ARI to pay these dividends and ARI is currently precluded from paying the dividends. ARI's former lenders agreed to a debt discount of approximately $10.3 million. As additional consideration for the satisfaction of the existing indebtedness of ARI, ERLY issued notes of $3 million and pledged one million shares of ARI Series B Preferred Stock for the benefit of the former lenders. This $3 million was offset by ARI against its receivable from ERLY.


NOTE 2 - DISCONTINUED OPERATIONS - DISPOSITION OF JUICE BUSINESS

On December 21, 1993, Eau Claire Packing Company, a wholly owned subsidiary of ERLY Industries Inc. operating in the juice business, sold its manufacturing facility located in Eau Claire, Michigan, together with the inventory, accounts receivable and certain trademarks associated with the plant facility, to Seneca Foods Corporation ("Seneca"). Seneca paid approximately $5.1 million for the plant facility and the related assets. ERLY Juice Inc., a wholly owned subsidiary of ERLY Industries, also sold trademarks, inventory and accounts receivable to Seneca for approximately $3.3 million. The purchase price was paid in cash at the closing. The net proceeds from both sales were used to pay down the State of Michigan Retirement System ("SMRS") and ING Capital as required by each Company's respective secured loan agreements.

In connection with the payment on the ING Capital debt, ING Capital agreed to a $6 million write-down in the amount of total debt. In exchange, ERLY guaranteed the remaining balance of the obligations owed by ERLY Juice Inc. to ING Capital. The amount of the ERLY Juice obligation to ING Capital immediately prior to the transaction was approximately $17.9 million and, after application of the write down and amounts paid, the current amount of the debt is approximately $8.4 million (which is included in notes payable in the Company's consolidated balance sheets). Under the terms of the guarantee, ERLY is required to pay down the remaining $8.4 million of debt within one year or else ING Capital may declare a default with the right to foreclosure on ERLY's subsidiary, Chemonics Industries, Inc.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS - DISPOSITION OF JUICE BUSINESS (CONTINUED)

As a result of the sale of the above assets, ERLY has no operating assets remaining in the packaging, sales and marketing of citrus beverage products. It is ERLY's intention to liquidate the remaining assets of ERLY Juice for the benefit of the ERLY Juice creditors.

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida to Florida Juice, Inc. for $11.9 million. This transaction
resulted in a loss of $2.7 million.   ERLY Juice had access to the facility for
processing and packaging its retail and food service business through December 1993 under a co-pack agreement. This sale was intended in part to reduce operating losses. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. This resulted in a gain of $5.6 million which is reflected as extraordinary income as described in Note 3.

The results of ERLY Juice have been reported separately as discontinued operations in the consolidated statements of operations. Prior period consolidated financial statements have been restated to present ERLY Juice as a discontinued operation. Summarized results of ERLY Juice for the three and nine month periods ended December 31, 1993 and 1992 are as follows:

                                            Three months ended                           Nine months ended
                                                December 31,                                December 31,
                                       -------------------------------          ---------------------------------
                                          1993                1992                 1993                  1992
                                       ----------         ------------          -----------           -----------
Net sales                              $5,025,000          $23,016,000          $31,275,000           $67,095,000
Costs and expenses                     (5,677,000)         (24,223,000)         (34,051,000)          (67,153,000)
Interest expense                         (434,000)            (916,000)          (1,776,000)           (2,702,000)
                                       ----------          -----------          -----------           -----------

Loss from discontinued
  operations                          ($1,086,000)        ($ 2,123,000)         ($ 4,552,000)        ($ 2,760,000)
                                       ==========          ===========           ===========          ===========

Loss on disposal
  of discontinued
  operations                          ($  155,000)         $       -            ($ 2,845,000)         $       -
                                       ==========          ===========           ===========          ===========


At December 31, 1993, remaining ERLY Juice assets of $4.5 million have been classified as "assets of discontinued business held for disposition" in the consolidated balance sheet. In addition, the December 31, 1993, consolidated balance sheet includes liabilities of the juice business as follows:

         Current liabilities:
           Notes payable                                $ 8,397,000
           Accounts payable                               6,747,000
           Other current liabilities                        662,000
           Income taxes payable                              28,000
           Current portion of long-term debt                484,000
                                                        -----------
                                                        $16,318,000
                                                        ===========

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EXTRAORDINARY INCOME

The Company had the following extraordinary items for the three and nine months ended December 31, 1993 and 1992:

                                               Three months ended                        Nine months ended
                                                  December 31,                              December 31,
                                       --------------------------------           --------------------------------
                                          1993                  1992                 1993                 1992
                                       -----------           ----------           -----------          -----------
                                                  (Unaudited)                                (Unaudited)

Gain on extinguishment of
  debt related to State of
  Michigan Retirement System              $897,000           $    -              $   897,000            $    -

Gain on extinguishment of
  debt related to ERLY Juice                                                       5,625,000

Gain on extinguishment of debt
  related to ARI                                                                   8,500,000

Gain on extinguishment of
  debt on rice facility                                                                                  4,726,000
                                          --------           ----------          -----------            ----------
                                          $897,000           $    -              $15,022,000            $4,726,000
                                          ========           ==========          ===========            ==========


In December 1993, the Company exchanged various debt obligations to the State of Michigan Retirement System for a note receivable with a net book value of $3.8 million, 60,000 shares of ERLY Industries common stock, $100,000 cash and a new note for approximately $800,000. This resulted in extraordinary income on debt extinguishment of $897,000 in the quarter ended December 31, 1993.

During the quarter ended September 30, 1993, ERLY Juice settled approximately $6.3 million of term debt and trade payables with a primary creditor in exchange for $650,000. This resulted in a gain of $5,625,000 which is reflected as extraordinary income.

Results for the first quarter ended June 30, 1993 included extraordinary income of $8.5 million. This represents ERLY's interest in debt discounts of approximately $10.3 million by ARI's former lenders.

Due to continuing operating losses resulting from low margins and uncertainty about future U.S. rice exports, Comet ceased payments in January 1992 on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. In July 1992, the facility was sold through foreclosure sale and in conjunction therewith, the Company eliminated debt of $16 million and the related property, plant and equipment. The disposition of the facility was accounted for in accordance with: (1) Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and (2) Emerging Issues Task Force Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage."

These guidelines require a two-step approach in accounting for the disposition. Prior to the disposition, the plant was written down by $4,000,000 to its estimated fair market value. This writedown was included in results of operations prior to taxes on income and extraordinary items in the consolidated statements of operations for the quarter ended September 30, 1992. Secondly, the difference between the estimated fair market value of the facility and the amount of debt extinguished (net of estimated shut-down and relocation expenses) resulted in a gain of $4,726,000 on the extinguishment of debt which was recorded as extraordinary income in the second quarter of the prior fiscal year.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ASSETS HELD FOR SALE

The consolidated balance sheets include assets held for sale of $26 million at December 31, 1993. This includes property held for sale in Houston, Texas ($22 million) and the remaining net assets of the Company's discontinued wine business ($4 million).


NOTE 5 - LONG-TERM AND SUBORDINATED DEBT

A schedule of outstanding long-term and subordinated debt at December 31, 1993 follows:

                                                                                 December 31, 1993
                                                                                 -----------------
Long-term debt:
  Term loan due 1997, interest
    at bank prime rate plus 3%                                                     $32,000,000
  Term loan due 1997, interest
    at bank prime rate plus 5%                                                      17,200,000
  Term loan due 1996, interest
    at bank prime rate plus 3%                                                      13,300,000
  Notes payable due 2008, interest
    at 6%                                                                            3,000,000
  Term loan due 1993, interest
    at bank prime rate plus 2.25%                                                    1,000,000
  Note payable to officer, due 1994,
    interest at bank prime rate plus 2%                                              1,000,000
  Various obligations with maturities
    to 2000, interest rates ranging from
    10% to 15%                                                                       2,133,000
  Less current portion of
    long-term debt                                                                  (7,529,000)
                                                                                  ------------
                                                                                  $ 62,104,000
                                                                                  ============
Subordinated debt:
  12-1/2% subordinated sinking fund
    debentures, maturities through 2002                                           $  8,880,000
  Note payable on rice facility,
    maturities through 1997,
    non-interest bearing                                                             1,094,000
  Less current portion of
    subordinated debt                                                               (1,567,000)
                                                                                  ------------
                                                                                  $  8,407,000
                                                                                  ============


The Company's 12-1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding principal balance of $8,880,000 matured on December 1, 1993. The Company has offered to exchange $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures. As of April 8, 1994, holders of approximately 94% of the Old Debentures have agreed to the exchange. The Company expects that most of the remaining debentureholders (having debentures with a face value of approximately $567,000) will also agree to exchange and has left open the exchange offer until April 29, 1994 for the remaining debentureholders to do so. The Company is in the process of paying the December 1, 1993 interest to all of the debentureholders. The Company does not currently have adequate cash reserves to redeem the principal amount of all of the Old Debentures which have not agreed to the exchange but is exploring ways to deal with those debentureholders who will not exchange.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM AND SUBORDINATED DEBT (CONTINUED)

There is no assurance that the Company will be able to satisfactorily refinance the remaining debentures. Management, however, believes that the exchange offer can be completed.

In accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", the classification of the 12-1/2% Subordinated Debentures in the consolidated balance sheet at December 31, 1993, reflects the payment schedule of the New Debentures which have agreed to the exchange described above.

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends. The Company's Chemonics subsidiary is in violation of certain debt covenants and did not make the final $1.0 million principal payment on its long-term debt. This is included in "current portion of long-term debt" in the consolidated balance sheets at December 31, 1993. Negotiations are in process with Chemonics' lender, ING Capital, to provide a waiver to allow the Company additional time to make the final payment on its term debt. This negotiation is expected to be completed during the next 90 days.

As part of the Comet and ARI Transaction, ARI received $47.5 million in credit lines from a new revolving credit lender and loans from new term lenders for $65.3 million. The $47.5 million credit line expires in May 1995, carries an interest rate of prime plus 2%, and is collateralized by receivables, inventory, cash and junior liens on ARI assets pledged to the new term lenders.

The $65.3 million term loans mature on December 31, 1997 with annual principal repayments required of $4.2 million, $5.9 million, $5.9 million, $5.9 million and $43.4 million in 1994, 1995, 1996, 1997 and 1998, respectively. Interest rates range from prime plus 3% to prime plus 5% through May 1995, increasing to a range of prime plus 6% to prime plus 8% by 1997. Terms of the loans restrict dividend payments, investments, capital expenditures and require maintenance of certain working capital levels, leverage and net worth. These loans are collateralized by substantially all of ARI's fixed assets and trademarks and have junior liens on collateral for the credit lines. At December 31, 1993, ARI was not in compliance with certain of the required financial ratios included in the original debt covenants. Due to the unexpected 58 percent increase in raw product inventory costs of rice during the third quarter, working capital leverage (current liabilities divided by working capital) exceeded the requirement in the financial covenants. Subsequent to the end of the quarter, the term lenders agreed to a waiver of the existing default and adjusted the working capital leverage covenant upward.

A comparison of the current ARI financial covenants and ARI's actual financial ratios is presented below:

                                                                                    Actual as of
                                                 Financial Covenant              December 31, 1993
                                                 ------------------              -----------------
  Net book value (greater than)                     $25,461,000                     $30,883,000
  Working capital (greater than)                    $ 8,468,000                     $11,584,000
  Financial leverage (less than)                       4.8 to 1                        4.4 to 1
  Working capital leverage (less than)                 8.0 to 1                       7.47 to 1
  Coverage ratio (greater than)                        1.0 to 1                       1.21 to 1


These loans are collateralized by substantially all of ARI's fixed assets and trademarks, and have junior liens on collateral for the credit lines.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM AND SUBORDINATED DEBT (CONTINUED)

In addition, ERLY is a guarantor for all of the new ARI debt and the loan agreements contain certain restrictive covenants applicable to ERLY. Consequently, the new ARI debt contains cross default provisions with the debt of ERLY. ARI has capitalized approximately $4 million of costs in connection with the Refinancing.

Principal maturities on ERLY's long-term and subordinated debt are as follows:
1994--$9,096,000; 1995--$8,255,000; 1996--$20,417,000;
1997--$32,724,000; 1998--$1,231,000; thereafter--$7,884,000.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992

For the quarter ended December 31, 1993, the Company reported a net loss of $193,000 compared to a net loss of $2.0 million for the comparable quarter of the prior fiscal year. Results for the quarter include income on continuing operations of $151,000, losses of $1,241,000 related to the Company's Juice business which was discontinued in December 1993, and extraordinary income of $897,000.


CONTINUING OPERATIONS

For the quarter ended December 31, 1993, the Company reported income on continuing operations of $151,000 on sales of $100 million compared to income from continuing operations of $167,000 on sales of $42 million for the comparable period last year. Consolidated sales for the third quarter were up by $58 million from the third quarter of the prior fiscal year due to increased sales by the Company's Rice Division.

Prior to the May 1993 combination of Comet Rice, Inc. and American Rice, Inc. ("ARI"), the Company had a 48% investment in ARI which was accounted for on the equity method of accounting. ERLY's 48% interest in ARI results for the quarter ended December 31, 1992 resulted in income of $1,349,000. ERLY's 48% equity in ARI's net results is reflected as investment income in the consolidated statements of operations. Subsequent to the May 1993 combination, ERLY owned 81% of the voting interest in the combined rice operations and its results from that time are therefore consolidated with ERLY's, with appropriate adjustments for minority interest.

Rice Operations

Sales for the three months ended December 31, 1993 of $89.1 million increased $58.1 million or 188 percent from the prior year due to $30.6 million in export sales increases and $27.5 in domestic sales increases. Estimated ARI sales included in 1993 as a result of the Transaction amounted to $43.2 million, including $21.3 million export sales and $21.9 million domestic sales.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 2.4 million equivalent rough rice hundredweight ("cwt."), a 56 percent increase, due to increases of 1.6 million cwt. as a result of the Transaction and higher export volume from the Stuttgart, Arkansas facility. Total average milled rice prices increased 24 percent due to a higher proportion of branded sales as a result of the Transaction and higher prices on unbranded commodity sales.

In addition to sales added by the Transaction, domestic sales increased due to higher average prices. Average domestic milled rice sales prices increased 55 percent due to the higher retail sales from the ARI customers.

Market prices of rough rice approximately doubled in the three month period ended December 31, 1993. In response to this increase in raw material costs, ARI increased prices in some markets during the quarter. In other markets, however, forward sales commitments delayed price increases until late in the quarter.

Gross profit was 10 percent of sales for the three months ended December 31, 1993, and 4 percent of sales for 1992, increasing $7.5 million from the prior period. ARI sales contributed approximately $4.6 million. Gross profit on other domestic sales increased $1.3 million, while gross profit on other export sales increased $1.6 million.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
(CONTINUED)

Rice Operations (continued)

The overall effect of the increase in rough rice prices on ARI's gross profit is thought to be small as the higher rough rice prices were mitigated by substantial inventories acquired at lower price levels and increases in prices in some markets offsetting the negative impact from forward sales commitments at lower price levels in other markets.


General

Interest expense totalled $3.2 million for the quarter ended December 31, 1993 compared with $1.8 million for the same quarter of last year. The increase reflects the increase in long-term debt resulting from the combination of Comet Rice and ARI. Long-term and subordinated debt (including current portion) at December 31, 1993 totalled $80 million compared to $51 million at December 31, 1992.


DISCONTINUED OPERATIONS

In December 1993, the Company discontinued its operations in the juice business (see Note 2). For the quarter ended December 31, 1993, the Company recorded a loss from discontinued operations of $1,086,000 compared to a loss of $2,123,000 for the comparable quarter of the prior year. Revenues for the quarter were $5 million, compared to $23 million for the third quarter of the previous fiscal year. The Company also recorded a loss on disposal for the quarter of $155,000. This represented a loss on the sale of trademarks, partially offset by a gain on the sale of plant facilities, gains on settlements with trade creditors and a gain on the discount of bank debt.


EXTRAORDINARY INCOME

As discussed in Note 2, the Company exchanged various debt obligations to the State of Michigan Retirement System for a note receivable with a net book value of $3.8 million, 60,000 shares of ERLY Industries common stock, $100,000 cash and a new note for approximately $800,000. This resulted in extraordinary income on debt extinguishment of $897,000 in the quarter ended December 31, 1993.


RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992

For the nine months ended December 31, 1993 the Company reported net income of $7.7 million compared to net income of $286,000 last year. Results for the current nine month period include income on continuing operations of $102,000, losses on the Company's discontinued juice operations of $7,397,000 and extraordinary income of $15,022,000. Sales for the nine months were $62 million higher than a year ago due to increased sales by the Rice Division of $63 million, offset by reduced sales of $1 million by the Company's subsidiary, Chemonics Industries.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992
(CONTINUED)

CONTINUING OPERATIONS

For the nine months ended December 31, 1993, the Company reported income on continuing operations of $102,000 on sales of $235 million compared to a loss on continuing operations of $1.7 million on sales of $173 million last year.

Rice Operations

Sales for 1993 of $196.2 million increased $62.9 million or 47 percent from the prior year due to $41.1 million in export sales increases and $21.8 million in domestic sales increases. Estimated ARI sales included in 1993 as a result of the Transaction amounted to $89.6 million, including $46.6 million export sales and $43 million domestic sales.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 4 million equivalent rough rice cwt., a 62 percent increase, due primarily to increases of 3.7 million cwt. as a result of the Transaction. Total average milled rice export prices increased 4 percent due to a higher proportion of branded sales as a result of the Transaction partially offset by price declines of 13 percent on unbranded commodity sales.

Domestic sales added by ARI in 1993 included $2 million in rough rice sales versus none in the prior year. The increase in domestic sales from the Transaction is partially offset by lower sales from the Greenville, Mississippi facility disposed of in July 1992. Average domestic milled rice sales prices increased 24 percent due primarily to the higher sales from the ARI customers.

Gross profit was 11 percent of sales for 1993 and 5 percent of sales for 1992. Gross profit increased $14.8 million, more than doubling the 1992 level. ARI sales contributed approximately $14.9 million. Gross profit on other domestic sales increased $1.0 million, while gross profit on other export sales declined $1.1 million.

Chemonics Industries, Inc.

The Company's Chemonics Industries division reported operating profits of $9.9 million for the nine months ended December 31, 1993, a decrease of $2.2 million from last year. Revenues for the period were down by 12% in Chemonics' fire retardant business and 1% in Chemonics' international consulting business.

General

Interest expense for the nine months ended December 31, 1993 was $8.7 million compared to $5.8 million last year reflecting the increase in long-term debt due to the combination of Comet Rice and ARI. Term debt (both long-term and current portion) was $79.6 million at December 31, 1993 compared to $53.7 million at December 31, 1992, an increase of $25.9 million.

For the nine months ended December 31, 1993, the Company reported investment income of $426,000 under the equity method of accounting for April and May 1993 when its investment in American Rice, Inc. was 48%. This compares to income of $1.8 million for the nine months ended December 31, 1992, which was recorded on the equity method for the entire period.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992
(CONTINUED)

DISCONTINUED OPERATIONS

In December 1993, the Company discontinued its operations in the juice business (see Note 2). For the nine months ended December 31, 1993, the Company recorded a loss from discontinued operations of $4,552,000 compared to a loss of $2,760,000 for the comparable period of the prior year. Revenues for the nine months ended December 31, 1993 were $31.3 million, compared to $67.1 million for the comparable period of the previous fiscal year. The Company also recorded a loss on disposal for the period of $2,845,000. This represented a $2.7 million loss on the Company's Lakeland, Florida plant in the second quarter ended September 30, 1993 and a loss in the current quarter on the sale of trademarks, partially offset by a gain on the sale of plant facilities, gains on settlements with trade creditors and a gain on the discount of bank debt.


EXTRAORDINARY INCOME

For the nine months ended December 31, 1993, the Company has recorded extraordinary income of $15,022,000. This consists of a gain on the discount of ARI debt ($8,500,000); a gain on the discount of ERLY Juice trade payables in the second quarter of fiscal 1994 ($5,625,000); and, a gain on discount of debt with the State of Michigan Retirement System in December 1993 ($897,000).


LIQUIDITY AND CAPITAL RESOURCES

ERLY's management believes the Transaction which combined Comet Rice and American Rice, as described in Note 1, will allow better utilization of both companies' operating assets, improve cash flow and working capital through operating efficiencies, and increase the overall financial strength of the combined rice business through debt reduction. The intended result includes the ability of the combined rice operations to provide sufficient cash flow to permit the payment of dividends to ERLY in future years, which in turn will be used by ERLY to service its debt obligations, including new debt of $3 million to former ARI term lenders which was required as part of the Transaction. No debt service on the $3 million debt is required unless preferred dividends are declared by ARI to ERLY. The revolving credit agreement with Congress Financial Corporation ("Congress") prohibits the payment of any dividends. ARI could request a waiver of this covenant, but based on ARI's current financial condition, there is no reason to believe such a waiver would be granted and there are not any guidelines in the loan agreement which would indicate on what basis Congress would approve a dividend.

At December 31, 1993 consolidated working capital amounted to $2.3 million compared to a negative $44 million and negative $15 million at March 31 and September 30, 1993, respectively. The increase from September 30 was due to the sale of the ERLY Juice assets and the successful exchange of 94% of the Company's 12-1/2% subordinated debentures. The increase from March 31 was due to those factors plus the combination of Comet Rice and ARI in May 1993.

Inventory at December 31, 1993, was $67 million compared to $28 million at March 31, 1993, an increase of $39 million. This increase is due primarily to a 71 percent increase in raw product inventory costs of rice and the increased rough rice inventory levels from the Transaction.

Stockholders' equity was $1.6 million at December 31, 1993, essentially unchanged from September 30, 1993.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992
(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's 12-1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding principal balance of $8,880,000 matured on December 1, 1993. The Company has offered to exchange $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures. Management of the Company is of the opinion that if the Old Debentures are exchanged for New Debentures, the Company will be able to meet its interest and sinking fund payment obligations under the New Debentures. Holders of the New Debentures will receive a return of the principal amount of the debentures (pursuant to annual sinking fund payments) either on or prior to their maturity in 2002 with the same 12-1/2% interest rate.

As of April 8, 1994, holders of approximately 94% of the Old Debentures have agreed to the exchange. The Company expects that most of the remaining debentureholders (having debentures with a face value of approximately $567,000) will also agree to exchange and has left open the exchange offer until April 29, 1994 for the remaining debentureholders to do so.

The Company is in the process of paying the December 1, 1993 interest to all of the debentureholders. The Company does not currently have adequate cash reserves to redeem the principal amount of all of the Old Debentures which have not agreed to the exchange but is exploring ways to deal with those debentureholders who will not exchange.

There is no assurance that the Company will be able to satisfactorily refinance the remaining debentures. Management, however, believes that the exchange offer can be completed.

In accordance with Statement of Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", the classification of the 12-1/2% Subordinated Debentures in the consolidated balance sheet at December 31, 1993, reflects the payment schedule of the New Debentures which have agreed to the exchange described above.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders was held on November 22, 1993.

(c) At the November 22, 1993 Annual Shareholders Meeting, a vote was passed to amend the Articles of Incorporation of the Company to decrease the par value of Common Stock from $1.00 per share to $.01 per share. 2,450,634 votes (96%) were cast for the proposal, 73,827 votes (3%) were cast against the proposal and 34,460 abstentions (1%) were received.


ITEM 6.(B)  REPORTS ON FORM 8-K

On December 29, 1993, the Company filed a Form 8-K to report the disposition of the Company's juice business in December 1993.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ERLY INDUSTRIES INC.
                                                     (Registrant)



April 14, 1994                            By /s/  Richard N. McCombs
                                             ----------------------------------
                                                  Richard N. McCombs
                                                  Vice President and
                                                  Chief Financial
                                                  Officer

                                   EXHIBIT I
                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CALCULATION OF PRIMARY INCOME (LOSS)
                                   PER SHARE
                                  (UNAUDITED)

                                         Three months ended                           Nine months ended
                                             December 31,                                December 31,
                                         -------------------                         -------------------
                                       1993                1992                    1993                1992
                                       ----                ----                    ----                ----
Income (loss) from
  continuing operations            $  151,000           $  167,000             $  102,000          ($1,680,000)
Loss on discontinued
  operations                       (1,241,000)          (2,123,000)            (7,397,000)          (2,760,000)
Income from extra-
  ordinary items                      897,000                                  15,022,000            4,726,000
                                   ----------           ----------            -----------           ----------

  Net income (loss)               ($  193,000)         ($1,956,000)           $ 7,727,000           $  286,000
                                   ==========           ==========            ===========           ==========

Average number of shares
  of common stock and
  common stock
  equivalents
  outstanding:
Average number of
  shares of common
  stock outstanding                 3,563,000            3,438,000              3,511,000            3,433,000
Common stock equivalents:
  Dilutive effect of
  stock options and
  warrants based on
  application of
  treasury stock
  method                               (a)                  (a)                    69,000               (b)
                                   ----------           ----------            -----------           ----------
     Total                          3,563,000            3,438,000              3,580,000            3,433,000
                                   ==========           ==========            ===========           ==========


Primary income (loss)
  per common share:
  Income (loss) from
    continuing operations          $      .04           $      .05            $       .03          ($      .49)
  Income (loss) on dis-
    continued operations                 (.34)                (.62)                 (2.07)                (.80)
  Income from extra-
    ordinary items                        .25                                        4.20                 1.37
                                   ----------           ----------            -----------           ----------
  Primary income (loss)
    per common share              ($      .05)         ($      .57)           $      2.16           $      .08
                                   ==========           ==========            ===========           ==========


(a) A net loss is reported for the period. Therefore, exercise of stock options and warrants is not assumed as the computation would be anti-dilutive.

(b) The dilutive effect of stock options and warrants was less than 3%; therefore, none are shown above.

                                   EXHIBIT I
                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
              CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                                  (UNAUDITED)

                                         Three months ended                           Nine months ended
                                             December 31,                                December 31,
                                         -------------------                         -------------------
                                       1993                1992                    1993                1992
                                       ----                ----                    ----                ----
Income (loss) from
  continuing operations            $  151,000           $  167,000             $  102,000          ($1,680,000)
Loss on discontinued
  operations                       (1,241,000)          (2,123,000)            (7,397,000)          (2,760,000)
Income from extra-
  ordinary items                      897,000                                  15,022,000            4,726,000
                                   ----------           ----------            -----------           ----------

  Net income (loss)               ($  193,000)         ($1,956,000)           $ 7,727,000           $  286,000
                                   ==========           ==========            ===========           ==========

Average number of shares
  of common stock and
  common stock
  equivalents
  outstanding:
Average number of
  shares of common
  stock outstanding                 3,563,000            3,438,000              3,511,000            3,433,000
Common stock equivalents:
  Dilutive effect of
  stock options and
  warrants based on
  application of
  treasury stock
  method                               (a)                  (a)                    69,000               (b)
Common stock issuable
  upon conversion on
  note payable                         (a)                  (a)                   267,000              267,000
                                   ----------           ----------            -----------           ----------
     Total                          3,563,000            3,438,000              3,847,000            3,700,000
                                   ==========           ==========            ===========           ==========


Fully diluted income
  (loss) per common share:
  Income (loss) from
    continuing operations          $      .04           $      .05            $       .03          ($      .45)
  Loss on discontinued
    operations                           (.34)                (.62)                 (1.92)                (.75)
  Income from extra-
    ordinary items                        .25                                        3.90                 1.28
                                   ----------           ----------            -----------           ----------
  Fully diluted income
    (loss) per common
    share                         ($      .05)          $      .57            $      2.01           $      .08
                                   ==========           ==========            ===========           ==========


(a) A net loss is reported for the period. Therefore, exercise of stock options and warrants is not assumed as the computation would be anti-dilutive.

(b) The dilutive effect of stock options and warrants was less than 3%; therefore, none are shown above.