Form 10-Q/A
period 1993-12-31
ERLY INDUSTRIES INC
filed 1994-06-17
CIK 30966

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q/A

                                AMENDMENT NO. 1

           AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended December 31, 1993

                         Commission file number 1-7894



                               ERLY INDUSTRIES INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)




             California                                         95-2312900
     -------------------------------                        -----------------
     (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                        Identification No.)



           10990 Wilshire Boulevard, Los Angeles, California   90024-3913
           -------------------------------------------------   ----------
               (Address of principal executive offices)        (Zip Code)


                               (213) 879-1480
              --------------------------------------------------
              Registrant's telephone number, including area code




The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the three months ended December 31, 1993, as set forth on the pages attached hereto:

           Item 1.  Financial Statements
           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ERLY INDUSTRIES INC.
                                            ----------------------
                                                 Resistrant


 Date:  June 17, 1994                 By      /S/
                                           ------------------------
                                           Richard N. McCombs
                                           Vice President and
                                           Chief Financial Officer

                             ERLY INDUSTRIES INC.
                        QUARTER ENDED DECEMBER 31, 1993

                               TABLE OF CONTENTS
                                  FORM 10-Q/A

                                AMENDMENT No. 1



                        PART I - FINANCIAL INFORMATION


                                                                       Page
Consolidated Balance Sheets
      December 31, 1993 and March 31, 1993                              1

Consolidated Statements of Operations
      Three and Nine months ended December 31, 1993 and 1992          2-3

Consolidated Statements of Cash Flows
      Three and Nine months ended December 31, 1993 and 1992          4-5

Consolidated Statements of Stockholders' Equity
      Nine months ended December 31, 1993                               6

Notes to Consolidated Financial Statements                           7-14

Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           15-19



                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders           20

Item 6.  Exhibits and Reports on Form 8-K                              20


                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                  December 31,            March 31,
                                                     1993                   1993
                                                  (Unaudited)
Assets
Current Assets:
  Cash                                           $  2,507,000          $  3,872,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $4,516,000 (December 31) and
    $3,280,000 (March 31)                          44,472,000            35,534,000
  Inventories:
    Raw materials                                  38,864,000            14,817,000
    Finished goods                                 28,313,000            12,908,000
                                                   ----------            ----------
                                                   67,177,000            27,725,000
  Prepaid expenses and other current assets         1,144,000             2,524,000
  Assets of discontinued business
    held for disposition (Note 2)                   3,985,000
                                                  -----------            ----------
         Total current assets                     119,285,000            69,655,000

Long-term notes receivable, net                     1,091,000             6,623,000
Property, plant and equipment, net                 56,626,000            30,857,000
Assets held for sale, net (Note 4)                 23,037,000             4,210,000
Investment in American Rice, Inc. (Note 1)                               13,104,000
Other assets                                       18,128,000            10,651,000
                                                 ------------          ------------
                                                 $218,167,000          $135,100,000
                                                 ============          ============

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, collateralized                  $ 51,241,000          $ 62,359,000
  Accounts payable                                 42,866,000            20,106,000
  Accrued payroll and other
    current liabilities                            13,292,000             7,298,000
  Income taxes payable                              2,215,000             1,829,000
  Current portion of long-term and
    subordinated debt                               9,096,000            22,531,000
                                                  -----------           -----------
      Total current liabilities                   118,710,000           114,123,000

Long-term debt (Note 5)                            62,104,000            26,881,000
Subordinated debt (Note 5)                          8,407,000             1,094,000
Deferred income taxes                               1,311,000
Minority interest in consolidated
  subsidiary                                       16,817,000               790,000

Redeemable common stock, 300,000 shares
  issued and outstanding                            1,701,000             1,406,000
Stockholders' equity:
  Common stock, par value $.01 a share
  (December 31) and $1.00 a share (March 31):
    Authorized: 5,000,000 shares
    Issued and outstanding:
    3,305,963 shares (December 31) and
    3,186,956 shares (March 31)                        33,000             3,187,000
Additional paid-in capital                         15,954,000            12,687,000
  Retained earnings (deficit)                      (5,709,000)          (24,119,000)
  Cumulative foreign currency adjustments          (1,161,000)             (949,000)
                                                 ------------          ------------
      Total stockholders' equity                    9,117,000            (9,194,000)
                                                 ------------          ------------
                                                 $218,167,000          $135,100,000
                                                 ============          ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              ERLY INDUSTRIES INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the three and nine months ended December 31, 1993 and 1992

                                    Three months ended              Nine months ended
                                      December 31                      December 31
                                   1993           1992 *           1993           1992 *
                                       (Unaudited)                     (Unaudited)
Net sales                       $99,573,000    $41,579,000    $235,323,000    $173,343,000
Cost of sales                    87,813,000     36,371,000     203,530,000     154,061,000
                                -----------    -----------    ------------    ------------
  Gross profit                   11,760,000      5,208,000      31,793,000      19,282,000

Selling, general and
  administrative expense          8,339,000      5,159,000      22,661,000      13,968,000
Interest expense                  3,241,000      1,800,000       8,671,000       5,823,000
Interest income                    (116,000)      (192,000)       (511,000)       (619,000)
Investment income                               (1,349,000)       (426,000)     (1,840,000)
Other (income) expense              (43,000)      (316,000)        260,000        (822,000)
Gain on partial sale of
  investment in Comet Rice                                     (11,768,000)
Minority interest in earnings
  of consolidated subsidiary        148,000                        372,000
Writedown of plant
  facility (Note 3)                                                              4,000,000
                                 ----------      ---------      ----------      ----------
                                 11,569,000      5,102,000      19,259,000      20,510,000
Income (loss) before
  taxes on income,
  discontinued operations
  and extraordinary items           191,000        106,000      12,534,000      (1,228,000)
Taxes on income (benefit)           (40,000)       (61,000)        480,000         452,000
                                    -------        -------      ----------      ----------
Income (loss) from
  continuing operations             231,000        167,000      12,054,000      (1,680,000)
Discontinued operations
  (Note 2):
    Loss from discontinued
      operations                 (1,638,000)    (2,123,000)     (5,104,000)     (2,760,000)
    Loss on disposal
      of discontinued
      operations                   (872,000)                    (3,562,000)
                                 ----------     ----------      ----------      ----------
Income (loss) before
  extraordinary items            (2,279,000)    (1,956,000)     (3,388,000)     (4,440,000)
Extraordinary income -
  gain on extinguishment
  of debt (Note 3)                  897,000                     15,022,000       4,726,000
                                -----------    -----------      ----------      ----------
Net income (loss)              ($ 1,382,000)  ($ 1,956,000)   $ 18,410,000    $    286,000
                                ===========    ===========      ==========      ==========

*  Restated for discontinued operations.

See accompanying Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                 For the three and nine months ended December 31, 1993 and 1992

                                    Three months ended              Nine months ended
                                      December 31                      December 31
                                   1993           1992             1993           1992
                                       (Unaudited)                     (Unaudited)

Net income (loss) per
  common and common
  share equivalents:
    Primary:
      Continuing operations      $      .06     $      .05      $     3.36      $     (.49)
      Discontinued operations          (.70)          (.62)          (2.42)           (.80)
      Extraordinary items               .25                           4.20            1.37
                                 ----------     ----------      ----------      ----------
                                ($      .39)   ($      .57)     $     5.14      $      .08
                                 ==========     ==========      ==========      ==========
    Fully Diluted:
      Continuing operations      $      .06     $      .05      $     3.13      $     (.45)
      Discontinued operations          (.70)          (.62)          (2.25)           (.75)
      Extraordinary items               .25                           3.91            1.28
                                 ----------     ----------      ----------      ----------
                                ($      .39)   ($      .57)     $     4.79      $      .08
                                 ==========     ==========      ==========      ==========
Weighted average common
  and common share
  equivalents:
    Primary                       3,563,000      3,438,000       3,580,000       3,433,000
    Fully diluted                 3,563,000      3,438,000       3,847,000       3,700,000


See accompanying Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              ERLY INDUSTRIES INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the three and nine months ended December 31, 1993 and 1992

                                          Three months ended             Nine months ended
                                             December 31                  December 31
                                         1993          1992           1993          1992
                                             (Unaudited)                     (Unaudited)
Net income (loss)                    ($1,382,000)   ($ 1,956,000)   $18,410,000     $  286,000
Adjustments to reconcile
  net income (loss) to net cash
   provided by (used in)
    operating activities:
 Depreciation and amortization          1,902,000      1,125,000      4,869,000      3,014,000
 Provision for loss on receivables        456,000       (112,000)     1,896,000       (112,000)
 Undistributed earnings of
   investment in American
   Rice, Inc.                                         (1,349,000)      (426,000)     (1,840,000)
 Loss on disposition of
   juice business                         872,000                     3,562,000
 Extraordinary income on
   extinguishment of debt                (897,000)                  (15,022,000)
 Gain on partial sale of
   investment in Comet Rice                                         (11,768,000)
 Loss on disposition of
   rice subsidiary                                                      880,000
 Extraordinary income on
   disposal of rice facility                                                         (4,726,000)
 Writedown on rice facility                                                           4,000,000
 Other, net                                              (31,000)                      (331,000)

 Changes in assets and liabilities:
    Decrease (increase) in
      receivables                      (2,919,000)     4,631,000     (6,039,000)      9,987,000
    Decrease (increase) in
      inventories                     (27,058,000)     1,681,000    (19,586,000)     17,821,000
    (Decrease) in prepaid expenses
      and other current assets            420,000        (69,000)       717,000        (788,000)
    Increase (decrease) in notes
      payable                           4,443,000     (3,998,000)     4,277,000     (13,963,000)
    Increase (decrease) in accounts
      payable and other current
      liabilities                      15,977,000      4,239,000     10,116,000      (5,793,000)
    Increase (decrease) in taxes
      payable                             236,000       (220,000)       386,000         148,000
                                       ----------     ----------     ----------      ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                 (7,950,000)     3,941,000     (7,728,000)      7,703,000

INVESTING ACTIVITIES:
   Proceeds from disposition of
     juice business                     8,400,000                     8,400,000
   Acquisition of American
     Rice, Inc.                                                      12,608,000
   Proceeds from sale of
     juice plant                                                     11,838,000
   Proceeds from disposition of
     rice subsidiary                                                  2,092,000


                              ERLY INDUSTRIES INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 For the three and nine months ended December 31, 1993 and 1992

                                          Three months ended             Nine months ended
                                             December 31                  December 31
                                         1993          1992           1993          1992
                                             (Unaudited)                     (Unaudited)
   Purchase of property, plant
     and equipment                       (293,000)      (689,000)      (940,000)     (1,981,000)
   Disposition of property, plant
     and equipment                        202,000        427,000        405,000         883,000
   Decrease (increase) in assets
     held for sale                        (20,000)       (12,000)      (468,000)        358,000
   Other, net                            (930,000)      (326,000)    (3,775,000)       (995,000)
                                        ---------        -------     ----------      ---------
NET CASH (USED IN)
  INVESTING ACTIVITIES                  7,359,000       (600,000)    30,160,000      (1,735,000)
FINANCING ACTIVITIES:
   Proceeds from notes and
     long-term debt                                                  79,458,000
   Repayment on notes and term
     debt on rice refinancing                                       (93,736,000)
   Principal payments on
     long-term debt                      (909,000)    (2,242,000)    (9,519,000)     (4,423,000)
   Principal payments on
     subordinated debt                                (1,360,000)                    (1,361,000)
   Proceeds from long-term debt                                                         159,000
   Proceeds from sales of stock                          131,000                        131,000
                                        ---------      ---------     ----------       ---------
NET CASH (USED IN)
  FINANCING ACTIVITIES                   (909,000)    (3,471,000)   (23,797,000)     (5,494,000)
                                        ---------      ---------     ----------       ---------
INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                    (1,500,000)      (130,000)    (1,365,000)        474,000

CASH, BEGINNING OF PERIOD               4,007,000      4,446,000      3,872,000       3,842,000
                                        ---------      ---------      ---------       ---------
CASH, END OF PERIOD                   $ 2,507,000    $ 4,316,000    $ 2,507,000     $ 4,316,000
                                        =========      =========      =========       =========

Supplemental cash flow information:
  Interest paid                       $ 1,922,000    $ 1,741,000    $ 6,502,000     $ 5,262,000
  Income taxes paid                       196,000          2,000        561,000         675,000



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the nine months ended December 31, 1993
                                           (Unaudited)

                                                                     Cumulative
                                         Additional      Retained      Foreign        Total
                      Common Stock         Paid-in       Earnings     Currency    Stockholders'
                  Shares      Dollars      Capital       (Deficit)  Adjustments      Equity


Balance
April 1, 1993    3,187,000  $3,187,000  $12,687,000   ($24,119,000)    ($949,000) ($9,194,000)

Net income
 for the period                                         18,410,000                  18,410,000

Common stock
 issued            119,000      59,000      349,000                                    408,000

Reclassification
 to reflect
 reduction in par
 value of ERLY
 common stock               (3,213,000)   3,213,000                                       -

Foreign currency
 adjustments                                                            (212,000)     (212,000)

Accretion of
 redeemable
 common stock                              (295,000)                                  (295,000)
                 ---------    ----------------------------------------------------------------
Balance
December 31,
 1993
 (unaudited)     3,306,000   $  33,000   $15,954,000    ($5,709,000)  ($1,161,000)  $9,117,000
                 =========   =================================================================

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

ARI's indebtedness to its former lenders was partially satisfied by ARI's issuance to the former lenders of a combined aggregate of 1,500,000 shares of a newly created Series C Preferred Stock, which carries annual cumulative, non-participating dividends of $.50 per share, is non-convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. Applicable loan agreements with the new lenders contain various restrictions on the ability of ARI to pay these dividends and ARI is currently precluded from paying the dividends. ARI's former lenders agreed to a debt discount of approximately $10.3 million. As additional consideration for the satisfaction of the existing indebtedness of ARI, ERLY issued notes of $3 million and pledged one million shares of ARI Series B Preferred Stock for the benefit of the former lenders. This $3 million was offset by ARI against its receivable from ERLY.

Since ERLY, the sole shareholder of Comet at the time of the Transaction, owned the larger portion of the voting rights in the surviving corporation, the Transaction is accounted for as a reverse acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control that occured. The fair value of ARI was estimated to be approximately $35 million as determined by a valuation study performed by an investment banking firm. The Transaction was accounted for under the guidelines of APB Opinion No. 16, "Business Combinations" and Emerging Issues Task Force ("EITF") Issue No. 90-13, "Accounting for Simultaneous Common Control Mergers".

The accounting consists of three steps: Step one consists of a recognition by ARI of ERLY's historical cost of it's original 48% interest. When ERLY purchased 48% of ARI in 1988 for $20 million, the purchase price was $8.4 million greater than 48% of ARI stockholders' equity. ERLY attributed the excess to ARI's 39 acres of land in Houston, which excess was carried at $5.2 million at March 31, 1993. The $5.2 million excess attributed to the Houston property was "pushed down" or added to the book value of the Houston property on ARI's books with a corresponding increase in its equity.

Step two recognizes the step acquisition by ERLY of an additional equity interest in ARI of approximately 33 percent in exchange for substantially all of the assets of Comet and all of Comet's liabilities.

In accordance with EITF 90-13, under Step 3, the fair value of Comet's assets to the extent sold to the shareholders of ARI was determined. ERLY accounted for the Transaction as a partial sale of 19% of Comet Rice, and a partial acquisition of ARI, increasing its ownership from 48% to 81%. Under EITF 90-13, a gain of $11.6 million was recognized by ERLY on the sale of its 19% interest in Comet Rice.

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

In connection with the payment on the ING Capital debt, ING Capital agreed to a $6 million write-down in the amount of total debt. In exchange, ERLY guaranteed the remaining balance of the obligations owed by ERLY Juice Inc. to ING Capital. The amount of the ERLY Juice obligation to ING Capital immediately prior to the transaction was approximately $17.9 million and, after application of the write down and amounts paid, the current amount of the debt is approximately $8.4 million (which is included in notes payable in the Company's consolidated balance sheets). Under the terms of the guarantee, ERLY is required to pay down the remaining $8.4 million of debt within one year (by December 21, 1994) or else ING Capital may declare a default with the right to foreclosure on ERLY's subsidiary, Chemonics Industries, Inc.

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

The results of ERLY Juice have been reported separately as discontinued operations in the consolidated statements of operations. Prior period consolidated financial statements have been restated to present ERLY Juice as a discontinued operation. Summarized results of ERLY Juice for the three and nine month periods ended December 31, 1993 and 1992 are as follows:


                                   Three months ended              Nine months ended
                                      December 31,                    December 31,
                                   1993            1992           1993             1992
Net sales                        $5,025,000     $23,016,000    $31,275,000     $67,095,000

Costs and expenses               (6,229,000)    (24,223,000)   (34,603,000)    (67,153,000)
Interest expense                   (434,000)       (916,000)    (1,776,000)     (2,702,000)
                                  ----------     -----------    -----------     -----------
Loss from discontinued
  operations                    ($1,638,000)   ($ 2,123,000)  ($ 5,104,000)   ($ 2,760,000)
                                  ==========     ===========    ===========     ===========
Loss on disposal
  of discontinued
  operations                    ($  872,000)    $       -     ($ 3,562,000)    $       -
                                  ==========     ===========    ===========     ===========

At December 31, 1993, remaining ERLY Juice assets of $4.0 million have been classified as "assets of discontinued business held for disposition" in the consolidated balance sheet. In addition, the December 31, 1993, consolidated balance sheet includes liabilities of the juice business as follows:


      Current liabilities:
        Notes payable                         $ 8,397,000
        Accounts payable                        7,464,000
        Other current liabilities                 662,000
        Income taxes payable                       28,000
        Current portion of long-term debt         484,000
                                              -----------
                                              $17,035,000
                                              ===========

Note 3 - Extraordinary Income

The Company had the following extraordinary items for the three and nine months ended December 31, 1993 and 1992:


                                    Three months ended              Nine months ended
                                     December 31,                     December 31,
                                   1993           1992             1993           1992
                                       (Unaudited)                     (Unaudited)

Gain on extinguishment of
  debt related to State of
  Michigan Retirement System        $897,000      $    -        $   897,000      $    -

Gain on extinguishment of
  debt related to ERLY Juice                                      5,625,000

Gain on extinguishment of debt
  related to ARI                                                  8,500,000

Gain on extinguishment of
  debt on rice facility                                                           4,726,000
                                    --------      ---------     -----------      ----------
                                    $897,000      $     -       $15,022,000      $4,726,000
                                    ========      =========     ===========      ==========


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


Note 4 - Assets Held For Sale - Long-term

The consolidated balance sheets include assets held for sale of $23 million at December 31, 1993. This includes property held for sale in Houston, Texas ($19 million) and the remaining net assets of the Company's discontinued wine business ($4 million).

Note 5 - Long-term and Subordinated Debt

A schedule of outstanding long-term and subordinated debt at December 31, 1993 follows:


                                                               December 31, 1993
Long-term debt:
  Term loan due 1997, interest
    at bank prime rate plus 3%                                     $32,000,000
  Term loan due 1997, interest
    at bank prime rate plus 5%                                      17,200,000
  Term loan due 1996, interest
    at bank prime rate plus 3%                                      13,300,000
  Notes payable due 2008, interest
    at 6%                                                            3,000,000
  Term loan due 1993, interest
    at bank prime rate plus 2.25%                                    1,000,000
  Note payable to officer, due 1994,
    interest at bank prime rate plus 2%                              1,000,000
  Various obligations with maturities
    to 2000, interest rates ranging from
    10% to 15%                                                       2,133,000
  Less current portion of
    long-term debt                                                  (7,529,000)
                                                                  ------------
                                                                  $ 62,104,000
                                                                  ============
Subordinated debt:
  12-1/2% subordinated sinking fund
    debentures, maturities through 2002                             $8,880,000
  Note payable on rice facility,
    maturities through 1997,
    non-interest bearing                                             1,094,000
  Less current portion of
    subordinated debt                                               (1,567,000)
                                                                  ------------
                                                                  $  8,407,000
                                                                  ============


Note 5 - Long-term and Subordinated Debt (continued)

The Company's 12 1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding principal balance of $8,880,000 matured on December 1, 1993. The Company has offered to exchange $8,880,000 12 1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures. As of April 8, 1994, holders of approximately 94% of the Old Debentures have agreed to the exchange. The Company expects that most of the remaining debentureholders (having debentures with a face value of approximately $567,000) will also agree to exchange and has left open the exchange offer until April 29, 1994 for the remaining debentureholders to do so. The Company is in the process of paying the December 1, 1993 interest to all of the debentureholders. The Company does not currently have adequate cash reserves to redeem the principal amount of all of the Old Debentures which have not agreed to the exchange but is exploring ways to deal with those debentureholders who will not exchange.

There is no assurance that the Company will be able to satisfactorily refinance the remaining debentures. Management, however, believes that the exchange offer can be completed.

In accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", the classification of the 12 1/2% Subordinated Debentures in the consolidated balance sheet at December 31, 1993, reflects the payment schedule of the New Debentures which have agreed to the exchange described above.

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

A comparison of the current ARI financial covenants and ARI's actual financial ratios is presented below:


                                            Financial            Actual as of
                                            Covenant            December 31, 1993
Net book value (greater than)              $25,461,000          $38,497,000
Working capital (greater than)             $ 7,986,000          $13,284,000
Financial leverage (less than)                4.8 to 1             3.9 to 1
Working capital leverage (less than)          8.0 to 1            6.52 to 1
Coverage ratio (greater than)                 1.0 to 1            1.21 to 1



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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations - Three Months Ended December 31, 1993 and 1992

For the quarter ended December 31, 1993, the Company reported a net loss of $1,382,000 compared to a net loss of $2.0 million for the comparable quarter of the prior fiscal year. Results for the quarter include income on continuing operations of $231,000, losses of $2,510,000 related to the Company's Juice business which was discontinued in December 1993, and extraordinary income of $897,000.


Continuing Operations

For the quarter ended December 31, 1993, the Company reported income on continuing operations of $231,000 on sales of $100 million compared to income from continuing operations of $167,000 on sales of $42 million for the comparable period last year. Consolidated sales for the third quarter were up by $58 million from the third quarter of the prior fiscal year due to increased sales by the Company's Rice Division.

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


Discontinued Operations

In December 1993, the Company discontinued its operations in the juice business (see Note 2). For the quarter ended December 31, 1993, the Company recorded a loss from discontinued operations of $1,638,000 compared to a loss of $2,123,000 for the comparable quarter of the prior year. Revenues for the quarter were $5 million, compared to $23 million for the third quarter of the previous fiscal year. The Company also recorded a loss on disposal for the quarter of $872,000. This represented a loss on the sale of trademarks, partially offset by a gain on the sale of plant facilities, gains on settlements with trade creditors and a gain on the discount of bank debt.


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


Results of Operations - Nine Months Ended December 31, 1993 and 1992

For the nine months ended December 31, 1993 the Company reported net income of $18.4 million compared to net income of $286,000 last year. Results for the current nine month period include income on continuing operations of $12,054,000, losses on the Company's discontinued juice operations of $8,666,000 and extraordinary income of $15,022,000. Sales for the nine months were $62 million higher than a year ago due to increased sales by the Rice Division of $63 million, offset by reduced sales of $1 million by the Company's subsidiary, Chemonics Industries.

Results of Operations - Nine Months Ended December 31, 1993 and 1992
(continued)

Continuing Operations

For the nine months ended December 31, 1993, the Company reported income on continuing operations of $12,054,000 on sales of $235 million compared to a loss on continuing operations of $1.7 million on sales of $173 million last year. The results for the current nine month period include a gain of $11,768,000 on the partial sale of the Company's investment in Comet Rice, Inc. (See Note 1).

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

Results of Operations - Nine Months Ended December 31, 1993
(continued)

Discontinued Operations

In December 1993, the Company discontinued its operations in the juice business (see Note 2). For the nine months ended December 31, 1993, the Company recorded a loss from discontinued operations of $5,104,000 compared to a loss of $2,760,000 for the comparable period of the prior year. Revenues for the nine months ended December 31, 1993 were $31.3 million, compared to $67.1 million for the comparable period of the previous fiscal year. The Company also recorded a loss on disposal for the period of $3,562,000. This represented a $2.7 million loss on the Company's Lakeland, Florida plant in the second quarter ended September 30, 1993 and a loss in the current quarter on the sale of trademarks, partially offset by a gain on the sale of plant facilities, gains on settlements with trade creditors and a gain on the discount of bank debt.


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

At December 31, 1993 consolidated working capital amounted to $575,000 compared to a negative $44 million and negative $15 million at March 31 and September 30, 1993, respectively. The improvement from September 30 was due to the sale of the ERLY Juice assets and the successful exchange of 94% of the Company's 12 1/2% subordinated debentures. The increase from March 31 was due to those factors plus the combination of Comet Rice and ARI in May 1993.

Inventory at December 31, 1993, was $67 million compared to $28 million at March 31, 1993, an increase of $39 million. This increase is due primarily to a 71 percent increase in raw product inventory costs of rice and the increased rough rice inventory levels from the Transaction.

Stockholders' equity was $9.1 million at December 31, 1993, an improvement of $18.3 million from March 31, 1993.

Results of Operations - Nine Months Ended December 31, 1993 and 1992
(continued)

Liquidity and Capital Resources (continued)

The Company's 12 1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding principal balance of $8,880,000 matured on December 1, 1993. The Company has offered to exchange $8,880,000 12 1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures. Management of the Company is of the opinion that if the Old Debentures are exchanged for New Debentures, the Company will be able to meet its interest and sinking fund payment obligations under the New Debentures. Holders of the New Debentures will receive a return of the principal amount of the debentures (pursuant to annual sinking fund payments) either on or prior to their maturity in 2002 with the same 12 1/2% interest rate.

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

In accordance with Statement of Accounting Standards No. 6,
"Classification of Short-Term Obligations Expected to be Refinanced", the classification of the 12 1/2% Subordinated Debentures in the consolidated balance sheet at December 31, 1993, reflects the payment schedule of the New Debentures which have agreed to the exchange described above.

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


                                                   ERLY INDUSTRIES INC.
                                                   --------------------
                                                       (Registrant)



April 14, 1994                               By      /S/
                                                     -----------------------
                                                     Richard N. McCombs
                                                     Vice President and
                                                     Chief Financial Officer

                                            EXHIBIT I
                              ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CALCULATION OF PRIMARY INCOME (LOSS) PER SHARE
                                           (Unaudited)

                                   Three months ended                Nine months ended
                                       December 31,                     December 31,
                                   1993           1992              1993           1992
Income (loss) from
  continuing operations       $  231,000      $  167,000      $12,054,000     ($1,680,000)
Loss on discontinued
  operations                  (2,510,000)     (2,123,000)      (8,666,000)     (2,760,000)
Income from extra-
  ordinary items                 897,000                       15,022,000       4,726,000
                              ----------      ----------      -----------      ----------
  Net income (loss)          ($1,382,000)    ($1,956,000)     $18,410,000      $  286,000
                              ==========      ==========      ===========      ==========
Average number of shares
  of common stock and
  common stock
  equivalents
  outstanding:
Average number of
  shares of common
  stock outstanding            3,563,000       3,438,000        3,511,000       3,433,000
Common stock equivalents:
  Dilutive effect of
  stock options and
  warrants based on
  application of
  treasury stock
  method                          (a)             (a)              69,000          (b)
                               ---------       ---------        ---------       ---------
     Total                     3,563,000       3,438,000        3,580,000       3,433,000
                               =========       =========        =========       =========

Primary income (loss)
  per common share:
  Income (loss) from
    continuing operations     $      .06      $      .05      $      3.36     ($      .49)
  Income (loss) on dis-
    continued operations            (.70)           (.62)           (2.42)           (.80)
  Income from extra-
    ordinary items                   .25                             4.20            1.37
                              ----------      ----------      -----------      ----------
  Primary income (loss)
    per common share         ($      .39)    ($      .57)     $      5.14      $      .08
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

                                            EXHIBIT I
                              ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                                           (Unaudited)

                                   Three months ended                Nine months ended
                                       December 31,                     December 31,
                                   1993           1992              1993           1992
Income (loss) from
  continuing operations       $  231,000      $  167,000      $12,054,000     ($1,680,000)
Loss on discontinued
  operations                  (2,510,000)     (2,123,000)      (8,666,000)     (2,760,000)
Income from extra-
  ordinary items                 897,000                       15,022,000       4,726,000
                              ----------      ----------      -----------      ----------
  Net income (loss)          ($1,382,000)    ($1,956,000)     $18,410,000      $  286,000
                              ==========      ==========      ===========      ==========
Average number of shares
  of common stock and
  common stock
  equivalents
  outstanding:
Average number of
  shares of common
  stock outstanding            3,563,000       3,438,000        3,511,000       3,433,000
Common stock equivalents:
  Dilutive effect of
  stock options and
  warrants based on
  application of
  treasury stock
  method                          (a)             (a)              69,000          (b)
Common stock issuable
  upon conversion on
  note payable                    (a)             (a)             267,000         267,000
                               ---------       ---------        ---------       ---------
     Total                     3,563,000       3,438,000        3,847,000       3,700,000
                               =========       =========        =========       =========

Fully diluted income
  (loss) per common share:
  Income (loss) from
    continuing operations     $      .06      $      .05      $      3.13     ($      .45)
  Loss on discontinued
    operations                      (.70)           (.62)           (2.25)           (.75)
  Income from extra-
    ordinary items                   .25                             3.91            1.28
                              ----------     -----------     ------------      ----------
  Fully diluted income
    (loss) per common
    share                    ($      .39)     $      .57      $      4.79      $      .08
                              ==========      ==========      ===========      ==========

(a) A net loss is reported for the period. Therefore, exercise of stock options and warrants is not assumed as the computation would be anti-dilutive.
(b) The dilutive effect of stock options and warrants was less than 3%; therefore, none are shown above.