Form 10-K
period 1994-03-31
ERLY INDUSTRIES INC
filed 1994-07-18
CIK 30966

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               -----------------


                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                               _________________

   FOR THE FISCAL YEAR ENDED                                  COMMISSION FILE
        MARCH 31, 1994                                         NUMBER 1-7894

                              ERLY INDUSTRIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     CALIFORNIA                                            95-2312900
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

10990 WILSHIRE BOULEVARD, #1800                             90024-3913
   LOS ANGELES, CALIFORNIA                                  (ZIP CODE)
    (ADDRESS OF PRINCIPAL
     EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (213) 879-1480

                               _________________

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                 -----      -----
         As of June 17, 1994, there were 3,674,765 common shares outstanding (including redeemable common stock), and the aggregate market value of the common shares of ERLY Industries Inc. (based upon the closing bid price for these shares on the "OTC Bulletin Board") held by non-affiliates was approximately $16.2 million.

                      Documents Incorporated by Reference

         Portions of the 1994 Proxy Statement to Shareholders are incorporated by reference in Part III.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                              ERLY INDUSTRIES INC.
                            FORM 10-K ANNUAL REPORT
                       FOR THE YEAR ENDED MARCH 31, 1994
                               TABLE OF CONTENTS



Part I
- - ------
  Item 1:           Business                                  See pages 2-13

  Item 2:           Properties                                See pages 14-15

  Item 3:           Legal Proceedings                         See page 15 and "Commitments and
                                                              Contingencies" on page 66

  Item 4:           Submission of Matters                     See page 15
                    to a Vote of Security
                    Holders

Part II
- - -------
  Item 5:           Market for the Company's                  See pages 15-16 and "Quarterly Results
                    Common Stock and Related                  of Operations" on pages 68-69
                    Stockholder Matters

  Item 6:           Selected Financial Data                   See pages 22-23

  Item 7:           Management's Discussion                   See pages 24-34
                    and Analysis of Financial
                    Condition and Results of
                    Operations

  Item 8:           Consolidated Financial                    See pages 35-70
                    Statements

  Item 9:           Changes in and                            See page 16
                    Disagreements with
                    Accountants on Accounting
                    and Financial Disclosure

Part III
- - --------
  Item 10:          Directors and Executive                   See pages 17-18
                    Officers of the Company

  Item 11:          Executive Compensation                    See Proxy Statement

  Item 12:          Security Ownership of                     See Proxy Statement
                    Certain Beneficial Owners
                    and Management

  Item 13:          Certain Relationships                     See Proxy Statement
                    and Related Transactions

Part IV
- - -------
  Item 14:          Exhibits, Financial                       See pages 19-81
                    Statement Schedules and
                    Reports on Form 8-K

                                     PART I

                               ITEM 1.  BUSINESS


ERLY Industries Inc., (the "Company" or "ERLY"), incorporated in California in 1964, is primarily a food company engaged in rice processing and marketing both in domestic and international markets. In May 1993, ERLY combined its investment in its wholly owned subsidiary, Comet Rice, Inc., into American Rice, Inc., an international rice company active in all phases of processing, trading and marketing. As a result of the Transaction, ERLY increased its ownership in the voting power of American Rice, Inc., from 48% to 81%.

The Company also owns Chemonics Industries, Inc., a subsidiary with an international consulting division and a fire retardant chemicals business.

The Company discontinued its juice business in December 1993 with the sale of its ERLY Juice trademarks and Eau Claire Packing Company.

Its executive offices are located at 10990 Wilshire Boulevard, Suite #1800, Los Angeles, California, 90024.


AMERICAN RICE, INC.

BACKGROUND:

American Rice, Inc. ("American Rice" or "ARI") was formed in 1987 as a Texas business corporation to succeed to the business of Predecessor American Rice, Inc., a Texas agricultural cooperative marketing association, in a reorganization (the "Reorganization"). Pursuant to the Reorganization, which was consummated on April 30, 1988, ARI acquired all of the assets of Predecessor ARI in exchange for approximately 52% of ARI's outstanding voting stock. The remaining approximate 48% of ARI's voting stock was issued to ERLY and to it's wholly owned subsidiary, Comet Rice, Inc. ("Comet") in exchange for cash and Comet's 50% interest in Comet American Marketing ("CAM"), a Texas joint venture between Comet and Predecessor ARI. After the Reorganization, Predecessor ARI distributed the shares of stock ARI received pursuant to the Reorganization to its patrons and was later dissolved.

Comet has been in the rice business since 1902 when it was formed in Beaumont, Texas. In 1952, Comet merged with Wonder Rice Mills of Stuttgart, Arkansas and Adolphus Rice Mills of Houston, Texas. Comet was purchased by ERLY in 1970. Comet's Maxwell, California facility was purchased in 1979 from United Rice Growers.

On May 26, 1993, ARI consummated a transaction ("Transaction") to acquire substantially all of the assets of Comet (except the ARI capital stock owned by Comet) and assume all of Comet's liabilities. Comet was a wholly owned subsidiary of ERLY. Comet's combined holdings of ARI common stock and ARI Series A Preferred Stock, prior to the Transaction, represented approximately 48% of the voting power of the outstanding ARI stock. In connection with the Transaction, ERLY has succeeded to the ARI stock held by Comet by the liquidation of Comet.

Pursuant to the Transaction, in exchange for the assets acquired from Comet, ARI issued to Comet 14 million shares of a newly created Series B $1 par value preferred stock. Each share of Series B Preferred Stock provides for annual cumulative, non-participating dividends of $.37, is convertible into two shares of ARI common stock, is entitled to two votes, and has a liquidation preference of $1.00 per share. The Series B Preferred Stock issued to Comet carries an aggregate dividend of approximately $5.2 million per year. The current loan agreements prohibit the payment of any dividends and do not provide any basis on which the lenders would approve a dividend payment. As a result of the Transaction, ERLY held 81% of the combined voting power of ARI stock outstanding after the Transaction.

Since ERLY, the sole shareholder of Comet at the time of the Transaction, owned the larger portion of the voting rights in the surviving corporation, the Transaction was accounted for as a reverse step acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control which occurred. The fair value of ARI was estimated to be approximately $35 million based upon a valuation study by an investment banker. The Transaction was accounted for under the guidelines of APB Opinion No. 16, "Business Combinations" and Emerging Issues Task Force ("EITF") Issue No. 90-13, "Accounting for
Simultaneous Common Control Mergers."   The accounting consists of three steps:
Step one consists of a recognition by ARI of ERLY's historical cost of its original 48% interest. When ERLY purchased 48% of ARI in 1988 for $20 million and its 50% interest in CAM, the purchase price was greater than 48% of ARI stockholders' equity. ERLY attributed the excess to ARI's 39 acres of land in Houston and thus the excess (which was $5.2 million at March 31, 1993) was added to the book value of the Houston property on ARI financial statements with a corresponding increase in its equity. Step two recognizes the acquisition by ERLY of an additional equity interest in ARI of approximately 33% in exchange for substantially all of the assets of Comet and all of Comet's liabilities. ARI's assets are valued at fair market value to the extent acquired. In accordance with EITF 90-13, under step three, the fair value of Comet's net assets was determined. ERLY accounted for the Transaction as a partial sale of 19% of Comet Rice (19% is the percentage ownership of ARI by minority shareholders), and a step acquisition of ARI, increasing its ownership from 48% to 81%.

Because Comet was the acquirer for accounting purposes, the financial information entitled "ARI" presented in this Form 10-K at March 31, 1993 and for the years ended March 31, 1993 and 1992 is that of Comet, not ARI. The operating results for the period April 1, 1993 through May 26, 1993 are those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI. For convenience purposes, unless otherwise specifically indicated, the entity is hereafter referred to as ARI for all periods presented.

In May 1993, ARI also refinanced the combined indebtedness of ARI and Comet ("Refinancing"). ARI received $47.5 million in credit lines from a new revolving credit lender, Congress Financial Corporation ("Congress"), and loans from new term lenders for $65.3 million. The new term lenders are Chase Manhattan Bank National Association ("Chase"), Internationale Nederlanden Bank, N.V. ("ING"), and Texas Commerce Bank National Association ("TCB"). As partial consideration for the new financing, ARI issued warrants to these lenders to purchase up to 776,000 shares of ARI's common stock at $1.00 per share. As additional consideration, 13 million shares of ARI Series B $1 par value preferred stock were pledged by ERLY for the benefit of the new term lenders. ARI issued to the former lenders a combined total of 1.5 million shares of a newly created Series C Preferred Stock, each of which carries annual cumulative, non-participating dividends of $.50 per share, is non-convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. The current loan agreements with the new lenders prohibit the payment of any dividends and do not provide any basis on which the lenders would approve a dividend payment. ARI's former lenders agreed to a debt discount in the approximate amount of $10.3 million. As additional consideration for the satisfaction of the existing indebtedness of ARI, one million shares of ARI Series B Preferred Stock were pledged by ERLY and ERLY issued $3 million of notes for the benefit of the former lenders. This $3 million is reflected in the ARI financial statements as a reduction in the receivable from ERLY. In addition, ERLY is a guarantor for all of the new ARI debt, and the loan agreements contain certain restrictive covenants applicable to ERLY.

The Comet-ARI Transaction provides a significant benefit to the Company. The Company's investment in ARI (carried on the Company's books as of March 31, 1993 at $13.1 million) is enhanced as a result of the Refinancing. As a result of the Transaction, ARI should have improved ability to service debt, a more diversified market for its products, an expanded share of domestic and export rice markets, more diversified sources for its supply of rough rice and improved abilities to reduce costs, operate more efficiently and develop markets for its products.

The Transaction is expected to reduce manufacturing and distribution costs and increase gross margin for both companies since they now process and package product closer to the ultimate customer. ARI's Freeport facility, which operated at 85% and 72% capacity in fiscal 1993 and 1992, respectively, provides Comet access to a Texas rice facility located on a deepwater port. ARI is utilizing excess capacity at the Freeport facility to process and package rice for sales to Comet's historical Caribbean customers. ARI may utilize the Company's California facility to package rice for sales to ARI's historical California customers.

Selling, general and administrative costs are also expected to be lower due to the consolidation of these functions as a result of the Transaction. It is estimated that most of these savings will come from lower personnel costs and similar expenses such as legal, insurance and auditing fees than occurred in both companies combined.

The Transaction will allow better utilization of facilities due to increased bank credit lines and working capital which will allow the Company to purchase additional raw product and sell to more export markets.

As part of the Transaction, ARI and the Company have entered into a management agreement. This agreement recognizes that ARI will be part of ERLY's group of affiliated companies and as such will participate in the benefits of the overall management and administrative expertise of ERLY. ARI will pay $900,000 per year to ERLY under the terms of this agreement. The amount to be paid by ARI to ERLY is expected to provide a reasonable but not precise allocation of management costs incurred by ERLY on behalf of ARI. There are no comparable costs for such services as compared to those that could be obtained from non-affiliated parties; however, the Company believes such costs are not in excess of those that would be required to obtain such management services from non-affiliated parties.


RECENT EVENTS:

On April 15, 1994, ARI entered into a joint venture agreement with Vinafood II, a company owned by the Ministry of Agriculture of the government of Vietnam. The agreement provides that ARI and Vinafood II will jointly operate a mill in the city of Can Tho, Vietnam. The joint venture will be 55% owned by ARI and 45% owned by Vinafood II.

Sales are estimated to be approximately $50 million in the first year of operations with rice volume anticipated to be approximately 4.9 million cwts. (Hereinafter, the term "cwt." denotes hundredweight, which equals 100 pounds.) ARI is currently awaiting the issuance of the joint venture license by the Vietnam government. ARI expects to receive the license within six months and will commence joint venture operations shortly thereafter. In anticipation of the operations, ARI has already purchased and sold 30,000 metric tons of rice from Vinafoods and is assisting them in upgrading their rice operations.


OPERATIONS:

ARI is currently involved in all phases of rice processing (including the processing of parboiled rice, regular milled rice, instant rice and rice by-products), rice packaging and rice marketing.

ARI is a significant marketer of branded rice in the international and domestic markets. Rice products are sold domestically by ARI through many distribution channels and under a variety of brands. Distribution channels in the international market vary from country to country and include sales to government agencies and commercial importers as well as through wholesalers and international brokers. ARI also markets unbranded and rough (unprocessed) rice. Total sales for the years ended March 31, 1994, 1993 and 1992 were $284.5 million, $169.6 million and $214.1 million, respectively, of which export sales accounted for approximately 58%, 47% and 53% of the total sales for each year, respectively.

The following table presents a comparison of ARI's domestic and export rice sales in cwt. and dollars for the three years ended March 31, 1994:

                        Net Sales of American Rice, Inc.
                        --------------------------------
                        (Cwt. and dollars in thousands)

                      Domestic                 Export                   Total
Years ended   ---------------------    ---------------------    ---------------------
 March 31      Cwt.      $      %       Cwt.       $      %      Cwt        $      %
- - -----------   -----   -------  ----    ------   -------  ---    ------   -------  ---
  1994        7,754   120,107   42     10,760   164,357   58    18,514   284,464  100
  1993        6,948    90,288   53      5,970    79,329   47    12,918   169,617  100
  1992        6,542   101,373   47      7,921   112,717   53    14,463   214,090  100

Net sales are not necessarily indicative of operating profit since rough rice costs vary significantly resulting in corresponding changes in selling prices. This is particularly true in the export market where the volume of rice sold, the cost of rough rice and ARI's milling margins vary from time to time depending on fluctuations in the world market.

Because ARI markets significant amounts of rice in branded consumer products whose price levels do not fluctuate as fast as commodity costs, rapid rough rice price increases usually have the effect of reducing the profits of ARI in the short-term. Conversely, rapid decreases in rough rice prices could have the effect of increasing the earnings of ARI in the short-term, because consumer prices usually do not fall as fast as rapidly decreasing commodity prices. In addition, the timing of rough rice purchases and competitive price pressures on milled rice significantly affects ARI's earnings.

ARI believes that it has a significant competitive advantage because of its diversification of sales between domestic and export markets, branded and unbranded markets, long grain and medium grain markets and diversified sources of supply in California and the South. ARI knows of no other U.S. competitor similar in size that enjoys the same degree of diversification. With the addition of sourcing rice from Vietnam, ARI further enhances its diversification efforts to include rice sales from outside the U.S.


INTERNATIONAL MARKETS:

According to U.S. Department of Agriculture (USDA) estimates, world rice production was 515.0 million metric tons in the 1991 crop year (August 1, 1991
- - - July 30, 1992), 520.7 million metric tons in the 1992 crop year, and is estimated to be 515.7 million metric tons in the 1993 crop year. The world's major rice producing countries include China, India, Indonesia, Bangladesh, Thailand and Vietnam. China and India account for over 50% of world rice production. Less than 5% of total worldwide rice production is traded internationally. Thailand exports approximately 32% of total world exports and is the single largest rice exporting nation. The U.S. and Vietnam's exports each represent approximately 18% and 12% respectively of world trade.

The largest importing regions of the world include Africa, South America and the Middle East. Historically the largest importing nations include Iran, Iraq and Saudi Arabia. In the 1993 crop year, because of very poor weather during Japan's 1993 crop, Japan was the world's largest importer of rice, with imports estimated at 2.4 million metric tons of rice. In prior years, Japanese rice imports were negligible.

Rice supplies, which are dependent on certain weather conditions such as the timing and severity of monsoon rains, can significantly influence world and United States prices. Higher prices for rice generally reduce the ability of U.S. exports to be competitive in those world markets with lower per capita income. U.S. export sales are also impacted by such factors as the relative strength of the United States dollar to other foreign currencies, and U.S. and foreign governmental agriculture and trade policies. Accordingly, sales by geographical area will vary significantly from quarter to quarter and from year to year.

ARI's exposure to foreign currency fluctuations are not material. This is because ARI requires most sales to foreign customers, with the exception of a few well established accounts which are not material, to be priced in U.S. dollars, payable by irrevocable letters of credit and confirmed by a major bank prior to shipment.

Historically, United States exports account for approximately 35-45% of total United States production. In fiscal 1994, ARI export sales accounted for approximately 58% of ARI's total sales, slightly above the three year average of 53%. Because of ARI's large percentage of rice exports as a percent of ARI sales, factors affecting world export sales can have a significant impact on rough rice costs and milled rice sales prices for ARI.

Based on statistics compiled by USDA, the United States is estimated to have exported 2.6 million metric tons of rice in calendar 1993 and is forecast to export 2.6 million metric tons in calendar 1994. During ARI's fiscal years ended March 31, 1994 and 1993, ARI exports of milled rice, net of foreign sourced rice, totaled 483,000 metric tons and 271,000 metric tons (Comet only), respectively. For fiscal 1994, ARI represented approximately 20% of total United States exports. For fiscal year 1993, on a pro forma basis, ARI and Comet combined exports were 580,000 metric tons and represented approximately 25% of total U.S. exports.

Historically, the largest importing countries of U.S. rice have been Saudi Arabia, Iran, Iraq (pre-embargo), Canada and Haiti. ARI believes it has had a significant share of the historical exports to these markets.

ARI produces both white and parboiled rice. The largest branded parboiled rice market in the world is Saudi Arabia. Saudi Arabia averaged imports of 686,000 metric tons of rice during the past three calendar years. During this same time period, USDA estimates approximately 200,000 metric tons of high quality parboiled rice have been annually imported into Saudi Arabia from the United States . ARI's market share of these United States rice sales registered with the USDA for Saudi Arabia averaged approximately 70% for the same period. ARI exports to Saudi Arabia are under the Golden Chopstick brand name. ARI believes that its Golden Chopstick Brand, known as Abu Bint in Saudi Arabia, is one of the most recognized names of any branded food product in Saudi Arabia. Rice products exported to Saudi Arabia by ARI are marketed through a number of merchant families, and no one customer accounts for more than 10% of total sales of ARI. The loss of any one of these customers would not have a material adverse effect on ARI, although the loss of the entire Saudi Arabian market would have a material adverse effect.

Within the Middle East, ARI also markets rice in Iran, Turkey and the United Arab Emirates. Prior to the Iraqi embargo in 1990, ARI was the largest U.S. exporter of rice to Iraq.

During the 1993 crop year, Japan is expected to import approximately 2.4 million metric tons and has been the largest rice importer in the world. USDA forecasts approximately 525,000 metric tons will be imported from the United States. ARI through its Maxwell, California, operations estimates that it will mill approximately 60% of the rice from the United States destined for Japan. Because Japan's imports were caused by weather problems, there are no assurances that Japan will continue to be a major importer once current needs are satisfied, although under the minimum access provision of the new GATT Agreement, Japan has agreed to import 379,000 metric tons next year increasing to 758,000 tons by the year 2000.

The Caribbean is one of the highest per capita rice consumption marketplaces in the world. Since 1992, ARI has been the largest U.S. exporter of rice to Haiti and prior to 1992 sold through a Haitian distributor. Bulk exports with destination bagging was established in 1992 in Haiti by Rice Corporation of Haiti S.A., ("RCH") a wholly-owned ARI subsidiary. RCH is located at a self-contained deep water port 25 miles outside of the capital city of Port au Prince. ARI operations have continued uninterrupted through a succession of changes of Haitian governments, although there is no assurance that operations will be allowed to continue uninterrupted. The current embargo on imports into Haiti specifically excludes food products such as rice.

During the three years ended March 31, 1994, ARI's export sales by geographical area were as follows (in thousands):


                                                Years ended March 31
                                   ---------------------------------------------
                                     1994               1993              1992
                                   --------           --------          --------
Export sales
  Middle East                      $ 88,186           $46,208           $ 31,181
  Far East                           37,332             1,193              1,375
  Caribbean                          21,250            11,016             30,355
  Europe                              5,810             8,974             15,089
  Africa                              4,025             2,114             11,380
  Canada                              2,949             1,163              3,245
  Mexico                              1,060
  South America                         216                51              9,953
  Other                               3,529             8,610             10,139
                                   --------           -------           --------
Total export sales                 $164,357           $79,329           $112,717
                                   ========           =======           ========


ARI entered into a joint venture with Vinafood II (see "Recent Events"). ARI will be responsible for marketing the rice from the joint venture in the world export markets. ARI believes that the Vietnamese rice is not a comparable product to the product it is selling from the U.S. and therefore will represent incremental sales to ARI's existing markets.

ARI's primary international marketing objectives are to expand and strengthen established markets by building branded franchises in major rice importing countries and to develop new sources of raw product in order to increase its sales in existing and new markets.


DOMESTIC MARKETS (UNITED STATES, CANADA AND PUERTO RICO):

Based upon statistics compiled by the USDA, U.S. production of rough rice was
156.1 million cwt. in the 1993 crop year. Domestically, rice is produced in six states: Arkansas, California, Louisiana, Mississippi, Texas and Missouri, with Arkansas accounting for approximately 40% of total U.S. production and California accounting for approximately 23%.

Rice consumption and market potential in the U.S. show consistent growth patterns on the whole. The most recent USDA rice distribution study shows that U.S. rice millers and packagers marketed 57 million cwt. of milled rice in the United States in the 1993 crop year, an increase of 2.5% from 1992. Total U.S. rice consumption is growing at a rate of approximately 4.0% annually. Sales of rice products indicate consistent consumption patterns with no substantial variance due to seasonality.

Domestic rice consumption and distribution networks have developed into three distinct markets: grocery products, food service and food products.

Based on statistics published by A.C. Nielsen & Co. ("ACN") (a firm that conducts consumer research studies), ARI has a market share of approximately 11% of the domestic branded market for rice.

ARI sells its rice products for use in domestic markets through direct contact with major accounts and representation by a small network of independent food brokers.

The grocery division of ARI markets national and regional brands in approximately 15 major markets throughout the United States. The major national brands marketed by ARI include Blue Ribbon, Adolphus, Comet and Texas AA. Regional brands marketed include Cinta Azul and Wonder. ARI plans to continue to emphasize its brand marketing efforts.

One of the fastest growing areas of the rice business in the United States is the ethnic trade market. ARI has the leading brand of long grain rice in the Asian-American trade, which is "Texas AA", and dominates sales in the western region of the United States and other areas with a large Asian-American population. Other ARI brands have strong consumer acceptance with Hispanic-American consumers in the southwest.

Based upon reports compiled by the U.S. Bureau of Economic Analysis, after adjustment for inflation, "real" (constant dollars) at-home food expenditures grew an estimated .5% to 1.1% from 1992 to 1993 while "real" away-from-home outlays rose between 3.6% to 4.7% making the away-from-home segment the fastest growing component of the food business in the U.S. ARI believes that it can grow its food service division to supply this away-from-home segment due to its emphasis on convenience, quality service and product needs. In addition to white rice, ARI's food service rice products include white and brown rice mixes, wild rice mixes, rice pilaf and a parboiled rice.

In 1992, ARI through its 90% owned subsidiary, Comet Ventures, Inc., began producing and marketing rice flour, bran and instant rice products to customers in the bakery and specialty food industries. ARI believes that these products will grow rapidly as part of ARI's sales mix due to the increased awareness of food producers and consumers of the health benefits of rice.

The primary objectives of ARI's domestic marketing programs are to achieve regional brand prominence with emphasis on the top 15 branded dried rice consumption markets, to minimize selling, general and administrative expenses, to achieve prominence as a branded supplier to America's ethnic bulk consumer, and to increase its sales in the food product markets.


SOURCES OF ROUGH RICE AND MILLED RICE:

ARI obtains rough rice from rice farmers in the states of Arkansas, California, Louisiana, Mississippi, Missouri and Texas. For the 1993 crop year ARI had pre-harvest agreements to purchase approximately 5.0 million cwt. of rough rice from farmers in the southern states and approximately 4.4 million cwt. from farmers in California, which represents approximately 36% and 46% of ARI purchases, respectively. ARI obtains additional domestic rough rice through competitive bidding in the rice producing states. As needed, ARI obtains milled rice from other United States and foreign rice mills. Although the 1994 rice crop is forecast by USDA to be one of the largest ever planted in the United States, in future years, management of ARI perceives the possibility of a decrease in the availability of rice in the areas from which ARI has historically obtained rough rice. While such matters cannot be accurately predicted, several factors could contribute to a decrease in the availability of rough rice. Among these are limits imposed by the United States Government on the number of acres from which a rice farmer may produce rice that will be eligible for the USDA price support program and general economic pressures caused by such factors as higher production costs and, decreases in the availability of suitable water and general weather conditions. See "Certain Governmental Effects on the Rice Industry." The result of such limitations could be an increase in the prices paid by ARI for rough rice.


COMPETITION:

Competition exists for procuring rough rice and marketing milled rice products. Competition in the rice milling sector consists of both private commercial mills, such as ARI, and mills operated by agricultural cooperatives. In California and Arkansas, producers market a significant share of their rice primarily through farmer cooperatives. In other states, rice is most often purchased by a mill either on a contractual basis or through a competitive bidding process conducted by local sales offices.

Principal domestic competitors of ARI in the marketing of milled rice are Uncle Ben's, Inc., Riviana Foods, Inc. and General Foods, Inc. in the national branded markets and Riceland Foods, Inc. and Farmers Rice Cooperative in the food service markets. According to ACN statistics, no company currently controls more than 25% of the domestic branded markets. There are a number of small regional competitors in the branded segment of the rice industry and approximately 15 to 20 rice millers who compete in either the bulk or the ethnic trade.

ARI's U.S. competitors in the export market include Riceland Foods, Inc., Producers Rice Mills, Archer Daniels Midland, Cargil Corporation and Farmers Rice Cooperative. No one U.S. company has more than 25% of the U.S. rice exporting business. In addition, ARI's competitors include competitors from other exporting countries such as Thailand and Pakistan which compete on the basis of quality and price and other countries such as Vietnam and Burma, which compete primarily based on price. Competition in the international market is based upon the quality of rice, brand recognition, price, quality of service, seller's relationships with the purchasers and ability to arrange financing.


TRADEMARKS, COPYRIGHTS AND BRAND NAMES:

Because a consumer's recognition of branded products adds significant value to basic commodities, trademarks, copyrights and brand names are important to the business of ARI. The trademarks, copyrights and brand names used by ARI are registered in the countries in which they are used and have various expiration dates. ARI believes that such registrations are currently adequate to protect the rights to use the trademarks, copyrights and brand names significant to the business of ARI.


CERTAIN GOVERNMENTAL EFFECTS ON THE RICE INDUSTRY:

The USDA announces a farm rice program each year before the rice planting season (which generally begins in March). The announcement includes details of requirements of rice producers to participate in benefits of the program and sets support loan rates and target prices. A support loan rate is the price at which an eligible producer can sell his production to the U.S. Government.
The target price serves as a basis for computing a deficiency payment by the U.S. Government to the producer. The deficiency payment, subject to certain limitations, is the difference between the target price and the support loan rate or average U.S. market prices, whichever is higher. To be eligible to participate in the program, a producer must, among other things, plant within an acreage reduction limit imposed by the U.S. Government. When the U.S.
Farm Bill was enacted in December 1985, rice was one of the two commodities that benefitted from the marketing loan concept mandated for the 1986 through 1990 crops. The marketing loan concept was established under the Food Securities Act of 1985 and allows rice farmers eligible for the rice farm program to repay price support loans at a reduced price if the prevailing world market price for rice is below the U. S. support price. The Food Securities Act of 1985 expired at the end of the 1990 crop year. A similar program was enacted for each of the crop years 1991- 1994. The USDA can significantly affect the supply and inventory of rice available in the U.S. through the manner in which the acreage reduction limit is established. In recent years there have been efforts to reduce subsidies to farmers, including rice farmers, by the U.S. Government. While it is not known whether such efforts will succeed, there can be no assurances that government subsidies will continue at their present terms.

The government also provides certain export subsidy programs to encourage sales of U.S. agricultural products. At different periods, ARI has utilized these programs as part of its sales efforts. However, in fiscal years 1994 and 1993, sales under these programs were less than 10%.


CHEMONICS INDUSTRIES, INC.

Chemonics Industries, Inc., headquartered in Phoenix, Arizona, consists of two divisions: Chemonics International and Fire-Trol. Chemonics International consulting activities are coordinated from its Washington, D.C. office. Chemonics' Fire-Trol also maintains facilities in Northern California and Western Canada from which fire retardant chemicals are manufactured and sold. Total Chemonics' sales in each of the Company's last three fiscal years were $50,360,000 (1994), $49,814,000 (1993) and $41,198,000 (1992).

Chemonics International Consulting offers technical assistance and related services to developing countries worldwide under contracts with the Agency for International Development (AID), the World Bank, and other international development agencies as well as private firms. Services are provided in a range of areas including agriculture, agribusiness, natural resources and the environment, and rural development. A major focus is aiding the development of private enterprise, especially in countries where government controlled enterprise once dominated, and privatization of state farms and land in these countries.

The Consulting Division has 35 long-term contracts which are regional or worldwide in scope. The countries or regions with the largest amount of business include Egypt, Oman, Central and South America, Philippines, Guinea, Indonesia, Nepal, South Africa, Botswana, Swaziland, and the newly independent states of the former Soviet Union.

At March 31, 1994, Chemonics International Consulting has a funded contract backlog of approximately $160 million covering 1995 through 1999. Of this amount, $53 million relates to services expected to be provided in fiscal year 1995. Contracts are subject to cancellation in the event of severe political turmoil in the country or region, subject to appropriate compensation for winding down the contract involved. Revenues for 1994 were $41,944,000, a 13% increase over the prior year. Revenues were $37,185,000 in 1993, up 20% from 1992 revenues of $31,035,000. Chemonics International is one of the largest for-profit AID contractors, in terms of volume of service to AID, in an industry dominated by non-profit entities including universities. The Company is one of the leaders in trying to enhance the role of profit-making firms in providing consulting services to AID.

The Fire-Trol Division's primary products are forest fire retardants. These products are patented, United States Forest Service tested and qualified materials designed to combat forest, brush and grass fires through dissemination from air tankers and helicopters. These products are sold under contract to the U.S. and Canadian Forest Services through competitive bidding, on contracts ranging in length from one to ten years. The chemical components are generally available throughout the year and are combined in a manufacturing process at Orland, California; Kamloops, British Columbia; and Edmonton, Alberta. Fire-Trol is available throughout all major forest fire areas in North America. It is distributed in Canada through Chemonics' Canadian subsidiary, Chemonics Industries (Canada) Ltd. Fire-Trol is also developing overseas with established operations in France, Portugal, Italy, South Africa and South America.

Chemonics holds significant patents for Fire-Trol (which expire in various years through the year 2000), but it faces substantial competition in its fire retardant business from Monsanto Chemical Company, a corporation with far greater resources than the Company. Annual sales fluctuate according to the number and severity of forest fires in the geographical areas serviced by Chemonics Fire-Trol. A comparison of this year's numbers proves this point as sales for 1994 were $8,416,000 as compared to $12,629,000 for 1993 and $10,163,000 in 1992. This volume variation, based upon weather and fire conditions is an important aspect of Chemonics' overall sales and profitability.


DISCONTINUED OPERATIONS

ERLY JUICE INC.

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida to Florida Juice, Inc. for $11.9 million. This transaction resulted in a loss of $2.7 million. ERLY Juice had access to the facility for processing and packaging its retail and food service business through December 1993 under a co-pack agreement. This sale was intended in part to reduce operating losses. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. This resulted in a gain of $5.6 million which is reflected as extraordinary income as described in Note 8 to the consolidated financial statements.

On December 21, 1993, Eau Claire Packing Company, a wholly owned subsidiary of ERLY Industries Inc. operating in the juice business, sold its manufacturing facility located in Eau Claire, Michigan, together with the inventory, accounts receivable and certain trademarks associated with the plant facility, to Seneca Foods Corporation ("Seneca"). Seneca paid approximately $5.1 million for the plant facility and the related assets. ERLY Juice Inc., a wholly owned subsidiary of ERLY Industries, also sold trademarks, inventory and accounts receivable to Seneca for approximately $3.3 million. The purchase price was paid in cash at the closing. The net proceeds from both sales were used to reduce outstanding obligations under loans from the State of Michigan Retirement System ("SMRS") and ING Capital as required by each Company's respective secured loan agreements.

As a part of discontinuing ERLY's juice operations, ING Capital, the lender to ERLY Juice Inc., agreed to a $6 million forgiveness in the amount of total debt. In exchange, ERLY guaranteed to ING Capital the remaining balance of the obligations owed by ERLY Juice Inc. and issued warrants to ING Capital to obtain up to 10% of ERLY stock at $.01 per share. The amount of the ERLY Juice obligations to ING

Capital immediately prior to the transaction was approximately $17.1 million and, after application of the forgiveness and amounts paid, the current amount of the debt is approximately $8.4 million (which is included in notes payable in the Company's consolidated balance sheets) plus accrued interest. Under the terms of the guarantee, ERLY is required to pay down the remaining $8.4 million of debt plus accrued interest within one year (by December 21, 1994) or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. ING Capital currently has $9.0 million of loans outstanding directly to Chemonics.

As a result of the sale of the above assets, ERLY has no operating assets or continuing operations remaining in the juice business. It is ERLY's intention to liquidate the remaining assets of ERLY Juice for the benefit of the ERLY Juice creditors.


THE BEVERAGE SOURCE

The Beverage Source ("TBS") is classified as a discontinued operation for financial reporting purposes. In fiscal year 1990, all of its wine brands and labels were sold in separate transactions. The direct sales force, main office and bottling operations were shut down. The remaining wine business was a streamlined bulk wine processing operation utilizing two wineries at Sanger and Tulare, California. In June 1992, the winery at Sanger was sold. Management will continue to consider and evaluate opportunities to dispose of the remaining assets of TBS in an orderly manner.


EMPLOYEES

The Company employs approximately 807 people full-time in continuing operations, of which 573 are in the rice business. None of the Company's operations are covered by collective bargaining agreements.

All eligible employees of the Company are covered by a profit sharing retirement plan and a group insurance plan providing life insurance, medical, dental and hospitalization benefits. The Company makes a mandatory 1% matching contribution to the profit sharing retirement plan on a monthly basis and an annual contribution solely at the discretion of the Board of Directors of the Company.

         ITEM 2.  PROPERTIES

The following table summarizes the principal properties owned and/or occupied by the Company and its subsidiaries:

                                                  Approximate            Owned or Leased-
                                               Square Footage of        Expiration Date of
       Location                                     Buildings                 Lease
       --------                                -----------------        -----------------
CONTINUING OPERATIONS
- - ---------------------

Administrative offices:
         Los Angeles, California                 11,086 sq. ft.            Leased 1996
         Houston, Texas                          46,400 sq. ft.            Leased 1997
         Phoenix, Arizona                        10,300 sq. ft.            Leased 2002
         Washington, D.C.                        27,270 sq. ft.            Leased 1998
         Washington, D.C.                        11,314 sq. ft.            Leased 1996
         Washington, D.C.                         6,830 sq. ft.            Leased 1998
         Washington, D.C.                         4,190 sq. ft.            Leased 1998
         Miami, Florida                           1,785 sq. ft.            Leased 1994

Processing and shipping of
rice and rice products:
         Freeport, Texas (1)                    256,500 sq. ft.             Owned and
                                                                           Leased 2022
         Stuttgart, Arkansas                    142,900 sq. ft.               Owned
         Maxwell, California                    124,500 sq. ft.               Owned
         Laffiteau, Haiti                        30,024 sq. ft.            Leased 2001
         Spanish Town, Jamaica                   29,000 sq. ft.            Leased 1998

Purchasing, drying and
storage of rough rice prior
to processing:
         Maxwell, California                    136,500 sq. ft.            Leased 2034
         Freeport, Texas                         16,400 sq. ft.            Leased 2022
         Greenville, Mississippi                 10,000 sq. ft.            Leased 1994

Processing, warehousing and
shipping of fire retardants:
         Phoenix, Arizona                        20,600 sq. ft.            Leased 2002
         Orland, California                      20,000 sq. ft.               Owned
         Kamloops, British Columbia,
           Canada                                10,000 sq. ft.            Leased 2016
         Edmonton, Alberta, Canada                4,800 sq. ft.            Leased 1998


DISCONTINUED OPERATIONS
- - -----------------------

Grape crushing, fermenting,
processing, and warehousing
of wine:
         Tulare, California                      49,000 sq. ft.               Owned
         Delano, California*                    121,000 sq. ft.               Owned

(1)  Only the land and storage facility are leased.

* Leased to a third party.

All properties owned or leased by the Company are maintained in good repair, and management believes them to be adequate for their respective purposes. All machinery and equipment are considered to be in sound and efficient operating condition. Facilities reflected as discontinued operations above are classified as assets held for sale in the consolidated balance sheets.

Substantially all property, plant and equipment detailed above (in addition to all receivables, inventories and the capital stock of American Rice, Inc., Chemonics Industries, Inc. and ERLY Juice Inc.) are pledged as collateral on notes payable and certain other long-term obligations.


         ITEM 3.  LEGAL PROCEEDINGS

The U.S. Department of Agriculture has had a series of ongoing investigations of companies, including Comet, who sold products to Iraq utilizing U.S. Government subsidized financing. The current investigation, which began in February 1994, includes the U.S. Department of Justice. The Company is cooperating with the investigation, there have been no allegations of any violations directed towards ARI, and the Company does not believe it has violated any laws or believe it is subject to any liability.

The Company is involved in litigation in the ordinary course of business. It is the opinion of management that resolutions of such litigation will have not have a material adverse affect on the Company.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, since the last Annual Meeting of Shareholders held on November 22, 1993.


         ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(A)  MARKET INFORMATION

The Company's common stock was listed in the National Market Issue Section of the Over-the-Counter Market as ERLY Industries Inc. - NASDAQ Symbol "ERLY" through July 1993. Due to non-compliance with NASDAQ's minimum capital requirement, ERLY was removed from the National Market Issue Section of NASDAQ and the stock is currently traded in the "OTC Bulletin Board" through security dealers who act as market makers for ERLY stock.

                        PRICE RANGE OF ERLY COMMON STOCK

                                    1st          2nd         3rd          4th
                                  Quarter      Quarter     Quarter      Quarter
                                  -------      -------     -------      -------
Fiscal Year 1994
  High                             $5-1/4       $4-1/2      $4-1/2       $5-1/2
  Low                               2-3/4        2-3/4       2            4-1/2

Fiscal Year 1993
  High                             $3-3/8       $2-5/8      $4-1/4       $4-3/4
  Low                               1-7/8        1-1/2       1-1/2        2-7/8


(B)  HOLDERS

There were approximately 1,109 shareholders of record as of May 31, 1994.

(C)  DIVIDENDS

The Company has never paid cash dividends on ERLY Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.


          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting or financial disclosures to report.

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the directors of ERLY Industries Inc. with information provided as of June 30, 1994:

                                                         Date Elected
                                                         as Director
Name of Director                          Age             of Company
- - ----------------                          ---            ------------
Gerald D. Murphy                          66              April 1964

Mr. Murphy is Chairman of the Board and Chief Executive Officer (since 1964) of the Company, and is Chairman of the Board (since 1993) and Director (since
1988) of American Rice, Inc. (which is 81% owned by ERLY effective May 1993). He also serves as a Director of Pinkerton's, Inc., a security and investigation services firm, and High Resolution Sciences, Inc., a technological corporation.


Douglas A. Murphy                         38              January 1988

Mr. Murphy is President (since 1990) and Chief Operating Officer (since 1992) of ERLY Industries Inc., President, Chief Executive Officer (since 1993) and Director (since 1990) of American Rice, Inc. and President of ERLY Juice Inc. (since 1988), a subsidiary of the Company. He was President of Comet American Marketing, a division of American Rice, Inc. from 1986 to 1990. He is also a Director of Compass Bank Houston.


William H. Burgess                        77              September 1975

Mr. Burgess is a private business consultant, Chairman of CMS Digital, Inc., a privately held company, and a Director of American Rice, Inc. From 1978 to 1986 Mr. Burgess was Chairman of International Controls Corp., an internationally diversified manufacturing company.


Bill J. McFarland                         57              August 1986

Mr. McFarland is Vice President of the Company (since 1975), President of Comet American Marketing (since 1993), Senior Vice President of American Rice, Inc. (since 1993) and President of ERLY Food Group (since 1990). He was formerly President of The Beverage Source (from 1979 to 1990) and President of Early California Foods from 1975 until its sale in 1985 (both subsidiaries of the Company).

The following is a list of the executive officers of ERLY Industries Inc., their ages and their positions as of June 30, 1994:


Gerald D. Murphy         66      Chairman of the Board and Chief Executive Officer of ERLY
                                 Industries since formation of the Company in 1964 and President of the Company from 1964 to 1990; and Chairman of the Board of
                                 American Rice, Inc. (since 1993).

Douglas A. Murphy        38      President since 1990 and Chief Operating Officer since 1992 of
                                 ERLY Industries;  President and Chief Executive Officer since
                                 1993 and Director since 1990 of American Rice, Inc.; President of ERLY Juice Inc. since 1988; and President of Comet American
                                 Marketing from 1986 to 1990.

Bill J. McFarland        57      Vice President of the Company since 1975;  President of Comet
                                 American Marketing since 1993; Senior Vice President of American
                                 Rice, Inc. since 1993; President of ERLY Food Group from 1990;
                                 President of The Beverage Source from 1979 to 1990; and
                                 President of Early California Foods from 1975 until its sale in
                                 1985.

Richard N. McCombs       48      Vice President and Chief Financial Officer of the Company since
                                 1990; Executive Vice President of Finance and Administration,
                                 Secretary, Treasurer and Director of American Rice, Inc. since
                                 1993; President of ISC Wines of California from 1984 to 1986;
                                 and Executive Vice President of The Beverage Source from 1986 to 1990 and President since 1990.

Kurt A. Grey             53      Vice President of the Company since 1982; President, Cicero
                                 Industries from 1981 to 1982; and Vice President, Union Bank, from 1976 to 1981.

Lolan M. Pullen          60      Vice President of the Company since 1986; Vice President of
                                 Comet Rice, Inc. from 1986 to 1993; and Vice President - Finance of Early California Foods from 1976 until its sale in 1985.

Thomas A. Whitlock       44      Vice President and Corporate Controller of the Company since
                                 1991; and Vice President and Controller of The Beverage Source
                                 from 1987 to 1990.

Douglas A. Murphy, President of ERLY Industries Inc., American Rice, Inc. and ERLY Juice Inc., is the son of Gerald D. Murphy, Chairman of the Board of the Company. There are no other family relationships among the directors or executive officers of the Company.

                                    PART IV

                              ERLY INDUSTRIES INC.

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K

                                                                         Page
                                                                        Number
                                                                        ------
(a)   1.     Financial Statements
             --------------------

               Selected Financial Data                                   22-23

               Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           24-34

               Consolidated Statements of Operations                     35-36

               Consolidated Balance Sheets                                37

               Consolidated Statements of Cash Flows                     38-39

               Consolidated Statements of Stockholders' Equity            40

               Notes to Consolidated Financial Statements                41-69

               Independent Auditors' Report                               70

      2.     Financial Statement Schedules
             -----------------------------

               Schedule III - Condensed Financial
                 Information of ERLY Industries Inc.
                 (Parent Only)                                           71-73

               Schedule V - Property, Plant and Equipment                 74

               Schedule VI - Accumulated Depreciation,
                 Depletion and Amortization of Property,
                 Plant and Equipment                                      75

               Schedule VIII - Valuation and Qualifying
                 Accounts                                                 76

               Schedule X - Supplementary Income Statement
                 Information                                              77

             All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the financial statements and schedules of the registrant.

                                    PART IV

                              ERLY INDUSTRIES INC.

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                  3.    Exhibits

                       Exhibit                                                             Exhibit
                        Number                   Description                              Reference
                       -------                   -----------                              ---------
                        (3)        Articles of Incorporation and
                                   By-Laws (as amended November 22, 1993).                Exhibit III

                        (4)        The Indenture dated as of December 1, 1993
                                   for $8,880,000 12 1/2% Subordinated Sinking
                                   Fund Debentures due 2002.                              Exhibit IV

                        (4)        The Indenture dated as of December 1,
                                   1978 for $20 million 12 1/2%
                                   Subordinated Sinking Fund Debentures
                                   due 1993 (incorporated by reference
                                   to Exhibit 2(b) to the Company's
                                   Registration Statement on Form S-7,
                                   filed December 6, 1978, Registration
                                   No. 2-62870).

                        (11)       Calculation of Primary Income
                                   (Loss) Per Share.                                      Exhibit I.1

                        (11)       Calculation of Fully Diluted Income
                                   (Loss) Per Share.                                      Exhibit I.2

                        (22)       Subsidiaries of ERLY Industries Inc.                   Exhibit II

                        (28)       Asset Purchase Agreement dated
                                   March 23, 1993, between and among
                                   American Rice, Inc., Comet Rice, Inc.
                                   and ERLY Industries Inc. (incorporated
                                   by reference to Exhibit 1. to the Company's
                                   Form 8-K, filed June 16, 1993,
                                   File No. 1-7894).

                        (28)       Amendment to Asset Purchase Agreement dated
                                   May 25, 1993, between and among American
                                   Rice, Inc., Comet Rice, Inc. and ERLY
                                   Industries Inc. (incorporated by reference to Exhibit 2. to the Company's Form 8-K, filed June 16, 1993, File No. 1-7894).

                        (28)       American Rice, Inc. 1994 Annual Report and
                                   Form 10-K (incorporated by reference to ARI's
                                   1994 Form 10-K, filed June 30, 1994, File
                                   No. 0-17039).

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(b)  1.   Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1994.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA


YEARS ENDED MARCH 31:                   1990*            1991*          1992*          1993*           1994
                                       -------          -------        -------        -------         -------
(In thousands except
  per share data)
Net sales
  American Rice (1)                    $263,002         $218,919       $214,090       $169,617        $284,464
  Consulting                             20,611           20,414         31,035         37,185          41,944
  Fire-Trol                               9,649           13,445         10,163         12,629           8,416
  Other                                   6,094            8,697
                                       --------         --------       --------       --------        --------
  Total net sales                      $299,356         $261,475       $255,288       $219,431        $334,824

Operating profit (loss)
  (before interest expense,
  corporate overhead and
  minority interest)
    American Rice                      $ 13,849         $ 11,515       $  4,882      ($     55)       $ 15,442
    Consulting                            1,416              307          1,669          1,536           1,455
    Fire-Trol                               370            2,342            623          1,532            (188)
    Other                                   (44)             (90)
                                       --------         --------       --------       --------        --------
    Total operating
      profit                           $ 15,591         $ 14,074       $  7,174       $  3,013        $ 16,709

Income (loss) from
  continuing operations                $  2,884         $  5,626      ($  6,361)     ($ 10,989)       $ 14,765

Net income (loss)                      $    455         $  3,260      ($ 12,539)     ($  8,673)       $ 17,669

Income (loss) from
  continuing operations
  per share
    Primary                            $    .95         $   1.82      ($   2.03)     ($   3.19)       $   3.66
    Fully diluted                      $    .95         $   1.73      ($   2.03)     ($   3.19)       $   3.43

Net income (loss)
  per share
    Primary                            $    .15         $   1.06      ($   4.01)     ($   2.52)       $   4.83
    Fully diluted                      $    .15         $   1.01      ($   4.01)     ($   2.52)       $   4.53

Average common shares
  outstanding**
    Primary                           3,029,000        3,089,000      3,127,000      3,444,000       3,655,000
    Fully diluted                     3,029,000        3,301,000      3,127,000      3,444,000       3,922,000

Cash dividends per
  common share                         $    -           $    -         $    -         $    -          $  -

Stock dividend issued                       10%              10%            -              -             -

At year-end:
  Total assets                         $242,139         $225,059       $196,726       $135,100        $199,150
  Long-term debt***                    $ 75,668         $ 73,274       $ 64,080       $ 40,565        $ 67,971
  Subordinated debt***                 $ 14,122         $ 12,634       $ 11,139       $  9,941        $  8,880
  Stockholders' equity
    (deficiency)                       $  9,759         $ 13,141       $     21      ($  9,194)       $  8,394
  Shares outstanding**                3,086,744        3,088,731      3,429,513      3,486,956       3,674,765

ERLY INDUSTRIES INC. AND SUBSIDIARIES

On May 26, 1993, ERLY consummated a Transaction in which it acquired an additional 33% of the voting interest of ARI in exchange for the net assets of Comet, other than the ARI capital stock already owned by Comet. Comet was a wholly owned subsidiary of ERLY. The Transaction is accounted for as a reverse step acquisition of ARI by ERLY through its subsidiary, Comet.

Because Comet was the acquirer for accounting purposes, the selected financial data presented herein for periods prior to the Transaction includes the accounts of Comet, not ARI. In addition, the fiscal year 1994 operating results for the period April 1, 1993 through the date of the Transaction, May 26, 1993, include those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI.

Because ERLY holds convertible preferred stock in ARI, ERLY's share of ARI's net income since the Transaction consists of ERLY's allocated share (32%) of ARI's earnings applicable to common stock plus dividends earned on ARI Series B Preferred Stock. For fiscal year 1994, ERLY's share of ARI's common stock earnings was $2.6 million. ERLY also earned Series B Preferred dividends of $4.3 million from the date of the Transaction to the end of the fiscal year (See Note 9 of Notes to the Consolidated Financial Statements).

This information should be read in conjunction with the consolidated financial statements and related notes included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.


NOTES TO SELECTED FINANCIAL DATA:

(1) Rice sales decreased in fiscal 1991 compared to fiscal 1990 primarily as a result of the embargo of rice sales to Iraq. Rice sales decreased in 1993 compared to 1992 due to the disposition of Comet's Greenville, Mississippi facility. Rice sales increased in 1994 due to the combination of Comet and ARI.

  *   Restated for discontinued operations.

 ** Retroactively adjusted to give effect to a 10% stock dividend in September 1990 and November 1989.

***   Including current portion.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the year ended March 31, 1994, ERLY Industries recorded net income of $17.7 million or $4.53 per fully diluted share of common stock on sales of $335 million. Because ERLY holds convertible preferred stock in ARI, ERLY's share of ARI's net income since the Transaction consists of ERLY's allocated share (32%) of ARI's earnings applicable to common stock plus dividends earned on ARI Series B Preferred Stock. For fiscal year 1994, ERLY's share of ARI's common stock earnings was $2.6 million. ERLY also earned Series B Preferred dividends of $4.3 million from the date of the Transaction to the end of the fiscal year (See Note 9 of Notes to the Consolidated Financial Statements). This compares with a net loss in 1993 of $8.7 million or $2.52 per fully diluted share on sales of $219 million and a net loss in 1992 of $12.5 million or $4.01 per fully diluted share on sales of $255 million.

Results for 1994 include extraordinary income of $16.8 million relating to discounts on extinguishment of debt. Results for 1993 and 1992 also include extraordinary income of $7.3 million and $4.4 million, respectively, relating to discounts on extinguishment of debt. See Notes 8 and 19 to the Consolidated Financial Statements.

Fiscal year 1994 reported income from continuing operations of $14.8 million (including a gain on sale of partial interest in subsidiary of $11.8 million) compared to a loss from continuing operations in 1993 of $11.0 million and a loss from continuing operations of $6.4 million in 1992. Results from continuing operations include ERLY's equity interest in the net income (loss) of American Rice, Inc. (prior to the combination of ARI and Comet Rice in May
1993) which amounted to $426,000 (two months), $1,560,000 and ($2,607,000) in
1994, 1993 and 1992, respectively.


RESULTS OF CONTINUING OPERATIONS

AMERICAN RICE

On May 26, 1993, ERLY consummated a Transaction in which it acquired an additional 33% of the voting interest in ARI in exchange for the net assets of Comet, other than the ARI capital stock owned by Comet. Comet was a wholly owned subsidiary of ERLY.

Because Comet was the acquirer for accounting purposes, the financial statements presented at March 31, 1993 and for the years ended March 31, 1993 and 1992 include the accounts of Comet, not ARI. In addition, the fiscal year 1994 operating results for the period April 1, 1993 through the date of the Transaction, May 26, 1993, include those of Comet, not ARI. Operating results thereafter include the combined operations of Comet and ARI. For convenience purposes, unless otherwise specifically indicated, the entity is hereafter referred to as ARI for all periods presented.

ARI reported gross profit of $36.4 million on sales of $284.5 million in the year ended March 31, 1994, $8.4 million on sales of $169.6 million in 1993, and $11.7 million on sales of $214.1 million in 1992.

Results of future operations are dependent upon milled and rough rice prices. Because ARI markets significant amounts of rice in branded consumer products whose price levels do not fluctuate as fast as commodity costs, rapid rough rice price increases could have the effect of reducing earnings in the short term because consumer prices usually do not rise as fast as rapidly increasing commodity prices; conversely, rapid

ERLY INDUSTRIES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rough rice price decreases could have the effect of increasing earnings in the short term because consumer prices usually do not fall as fast as rapidly decreasing commodity prices. In both increasing and decreasing rough rice cost markets the timing of rough rice costs and competitive price pressures on milled rice will significantly affect ARI's earnings. ARI management believes the Transaction has significantly improved ARI's ability to manage rapid changes in rough rice costs by expanding and further diversifying its markets for milled rice.


FISCAL YEAR ENDED MARCH 31, 1994 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1993:

Sales for 1994 of $285 million increased $115 million or 68% from the prior year due to $85.0 million in export sales increases and $29.8 million in domestic sales increases. The approximate amount of sales included in 1994 as a result of the Transaction amounted to $140 million including $70 million export and $70 million domestic.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 8 million equivalent rough rice cwt., an 80% increase, due primarily to approximately 5 million cwt. in increases as a result of the Transaction and increased exports from California. Export sales increases were also experienced in Haiti and through ARI's 90%
owned subsidiary, Comet Ventures.   Comet Ventures' total sales more than
tripled in fiscal 1994. Total average milled rice export prices increased 23% due primarily to a higher proportion of branded sales as a result of the Transaction.

Domestic sales added by the Transaction in 1994 included $2 million in rough rice sales. The increase in domestic sales from the Transaction is partially offset by lower sales from the Greenville, Mississippi facility disposed of by ERLY in July 1992. Average domestic milled rice sales prices increased 24% due primarily to the higher value-added retail sales from the new customer base.

Gross profit was 13% of sales for 1994 and 5% of sales for 1993, increasing $28 million from the prior year. Sales resulting from the Transaction contributed approximately $20 million. Gross profit on other domestic sales increased $2.8 million, while gross profit on other export sales increased $4.3 million. Exports to Japan from ARI's California facilities contributed significant gross profit increases. Other divisions also reporting significant improvements were Comet Ventures, Haiti and Puerto Rico.

Market prices of rough rice as measured by futures trading approximately doubled in October and November 1993, and had eased somewhat by the end of the fiscal year. In response to this increase in raw material cost, ARI increased prices in some markets. In other markets, however, forward sales commitments delayed price increases. The overall effect of the increase in rough rice prices on ARI's 1994 gross profit is thought to be small. The potential negative impact of the higher rough rice prices on ARI's gross profits was mitigated by substantial inventories acquired at lower price levels and the ability to quickly increase prices in some markets offsetting the negative impact from forward sales commitments at lower price levels in other markets.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expense of $21.5 million increased $10.7 million due to advertising and selling expenses associated with the higher value-added sales from the new customer base.

Interest expense of $9.9 million increased $4.6 million due to higher average interest rates and balances.

In fiscal year 1994, an extraordinary gain of $10.3 million was recorded to recognize the debt discount from ARI's former lenders. (See Note 8 of Notes to the Consolidated Financial Statements.)


FISCAL YEAR ENDED MARCH 31, 1993 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1992:

Sales for 1993 of $170 million were $44 million, or 21% lower than 1992 sales. Domestic sales were down in 1993 by $11 million or 11% from 1992 although volume increased by 6%. The average sales price per cwt. for domestic rice declined by 16% from $15.50 in 1992 to $12.99 in 1993 primarily due to lower rough rice costs. Export sales in 1993 declined by $33 million or 30% from 1992 due to the disposition of the Greenville, Mississippi mill in July 1992. Discontinuation of significant amounts of marginal export business as a result of the disposition of the Greenville mill resulted in lower sales to all geographical areas except the Middle East and South America. Expected profit margins on sales to Turkey caused increased sales to the Middle East. Sales to South America in 1992 were primarily rough rice sales which became uneconomical in 1993 due to changes in world supply and demand. The average sales price per cwt. for export rice declined by only 7%, considerably lower than the 16% domestic decline, while volume decreased by 25%.

Cost of sales declined by $41 million in 1993 from 1992. This represents a 20% reduction which is proportionate to the 21% decline in sales. Lower rough rice costs and reductions of fixed expenses resulting from the disposition of the Greenville mill allowed the cost of sales decline to remain proportionate with the sales decline.

Gross profit declined 28% from $11.7 million in fiscal 1992 to $8.4 million in fiscal 1993. Operations in the Southern U.S. had a decline in gross profit of 33% reflecting a 42% lower sales volume due, in part, to decreased milling capacity with the disposition of the Greenville mill and transfer of Southern U.S. operations from Greenville to the Stuttgart, Arkansas mill. The Southern U.S. decline was largely offset by an increase in gross profit by the California operations attributable to a 14% sales increase. The Puerto Rico operations contributed no gross profit due to expenses associated with the closure of the Puerto Rico mill and conversion of sales to toll packed product.

Operating results for the year ended March 31, 1993 include the sale through foreclosure of the Greenville, Mississippi rice mill in July 1992. Due to continuing operating losses resulting from low margins and uncertainty about future U.S. rice exports, payments were ceased in January 1992 on a $16 million non-recourse obligation secured by the Company's rice plant in Greenville, Mississippi. In July 1992, the facility was sold through foreclosure sale and in conjunction therewith, debt of $16 million was eliminated as was the related property, plant and equipment. The disposition of the facility was accounted for in accordance with: (1) Statement

ERLY INDUSTRIES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and (2) Emerging Issues Task Force Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage."

These guidelines require a two-step approach in accounting for the disposition. Prior to the disposition, the plant was written down by $4,000,000 to its estimated fair market value. This writedown is included in results of operations prior to taxes on income and extraordinary items in the consolidated statements of operations for fiscal 1993. Secondly, the difference between the estimated fair market value of the facility and the amount of debt extinguished (net of estimated shut-down and relocation expenses) resulted in a gain of $4,726,000 on the extinguishment of debt which was recorded as extraordinary income for fiscal 1993.

Jamaica operations suffered losses due to a continuation of preferential tariffs causing a competitive disadvantage for commercial sales of rice from the U.S.

Selling, general and administrative expenses increased in 1993 over 1992 by $2.4 million or 28% due to increases in the allowance for doubtful accounts of approximately $2.4 million.

Interest expense declined by $2.8 million or 35% during 1993 from 1992 due to the disposition of indebtedness related to the Greenville mill, lower average borrowings due to lower inventories and lower average interest rates.


CHEMONICS INDUSTRIES

Chemonics reported combined sales in 1994 of $50.4 million compared to $49.8 million in 1993 and $41.2 million in 1992.

Chemonics International continues to expand its consulting business with sales of $42.0 million in 1994, up 13% from 1993 sales of $37.2 million. Sales in 1993 were up 20% from 1992 sales of $31.0 million. Funded contract backlog at March 31, 1994 was approximately $160 million, covering 1995 through 1999, up from $143 million at the end of fiscal 1993. Fire-Trol sales, which are directly affected by weather, location and severity of fires, have varied over the last three years with sales of $8.4 million in 1994, $12.6 million in 1993 and $10.2 million in 1992.


INVESTMENT INCOME

In fiscal 1994, ERLY reported investment income of $426,000 representing ERLY's equity interest in ARI's net income for April and May 1993. In fiscal 1993, ERLY reported an investment loss of $1.6 million representing: (1) a $3.2 million write-down on the portion of its investment in ARI attributed to ARI's Houston property, partially offset by (2) income of $1,560,000 from ERLY's equity interest in ARI's net income for fiscal year 1993. In fiscal 1992, ERLY reported an investment loss of $1.6 million comprised of a $2.6 million loss on its equity interest in ARI's net loss, offset by a $1.0 million decrease in the reserve on the Company's note receivable from California CoPackers (due to reduced loss exposure to ERLY since

ERLY INDUSTRIES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

California CoPackers was sold and ERLY received $5.2 million in cash and a $4 million note receivable).


CORPORATE

Consolidated interest expense was $12.1 million, $7.5 million and $10.8 million in 1994, 1993 and 1992, respectively. Interest expense increased $4.6 million from 1993 to 1994 due to the higher average balances and interest rates on the loans at ARI due to the Transaction. Interest declined to $7.5 million in 1993 from $10.8 million in 1992 due to the declining prime interest rate and reductions in long-term and subordinated debt.

The $11.8 million gain on sale of subsidiary in 1994 reflects the sale of 19% of Comet Rice in the May 1993 Transaction (See Note 6 to the Consolidated Financial Statements).


RESULTS OF DISCONTINUED OPERATIONS

ERLY JUICE INC.

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida to Florida Juice, Inc. for $11.9 million. This transaction
resulted in a loss of $2.7 million.   ERLY Juice had access to the facility for
processing and packaging its retail and food service business through December 1993 under a co-pack agreement. This sale was intended in part to reduce operating losses. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. This resulted in a gain of $5.6 million which is reflected as extraordinary income as described in Note 8 to the Consolidated Financial Statements.

On December 21, 1993, Eau Claire Packing Company, a wholly owned subsidiary of ERLY Industries Inc. operating in the juice business, sold its manufacturing facility located in Eau Claire, Michigan, together with the inventory, accounts receivable and certain trademarks associated with the plant facility, to Seneca Foods Corporation ("Seneca"). Seneca paid approximately $5.1 million for the plant facility and the related assets. ERLY Juice Inc., a wholly owned subsidiary of ERLY Industries, also sold trademarks, inventory and accounts receivable to Seneca for approximately $3.3 million. The purchase price was paid in cash at the closing. The net proceeds from both sales were used to reduce the outstanding indebtedness under loans from the State of Michigan Retirement System ("SMRS") and ING Capital as required by each Company's respective secured loan agreements.

As a part of discontinuing ERLY's juice operations, ING Capital, the lender to ERLY Juice Inc., agreed to a $6 million forgiveness in the amount of total debt. In exchange, ERLY guaranteed to ING Capital the remaining balance of the obligations owed by ERLY Juice Inc. and issued warrants to ING Capital to obtain up to 10% of ERLY stock at $.01 per share. The amount of the ERLY Juice obligation to ING Capital immediately prior to the transaction was approximately $17.1 million and, after application of the forgiveness and amounts paid, the current amount of the debt is approximately $8.4 million (which is included in notes payable in the Company's

ERLY INDUSTRIES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consolidated balance sheets) plus accrued interest. Under the terms of the guarantee, ERLY is required to paydown the remaining $8.4 million of debt plus accrued interest within one year (by December 21, 1994) or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. ING Capital currently has $9.0 million of loans outstanding directly to Chemonics. The Company expects to sell sufficient assets or refinance Chemonics Industries in order to pay down the remaining obligations prior to December 21, 1994.

As a result of the sale of the above assets, ERLY has no operating assets or continuing operations remaining in the juice business. It is ERLY's intention to liquidate the remaining assets of ERLY Juice for the benefit of the ERLY Juice creditors.

The results of ERLY Juice have been reported separately as discontinued operations in the consolidated statements of operations. Prior period consolidated financial statements have been restated to present ERLY Juice as a discontinued operation (See Note 7 to the Consolidated Financial Statements).


THE BEVERAGE SOURCE

The Beverage Source ("TBS") is classified as a discontinued operation for financial reporting purposes. In fiscal year 1990, all wine brands and labels were sold in separate transactions. The direct sales force, main office and bottling operations were shut down. The remaining business was a streamlined bulk wine processing operation with two wineries at Sanger and Tulare, California. In June 1992, the winery at Sanger was sold.

TBS continued to operate with slightly positive cash flow in fiscal year 1994.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following amounts and ratios are indicative of ERLY's consolidated liquidity and capital resources:

                                                       March 31,
                                                -----------------------
                                                  1994            1993
                                                 -----           ------
Working capital (in millions)                    $ 1.5           ($44.5)
Current ratio                                     1.01              .61

Term debt to term debt and
  equity ratio                                     .90             1.23

Cash declined $807,000 from the prior year as a result of $9.0 million in cash used in operating activities, $28.1 million provided by investing activities, offset by a $19.8 million use of cash in financing activities.

Cash used in operating activities resulted from an increase in inventory levels at ARI of $23.7 million offset by a decrease in juice inventories of $7.7 million, a decrease in payables of $3.8 million partially offset by other net operating cash inflows of $10.8 million. The inventory changes at ARI were primarily due to the increased levels and prices of raw product.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash provided by investing activities primarily was from the sale of the Lakeland facility and the other juice assets and from the $12.6 million associated with the May 1993 Transaction with ARI.

Cash used in financing activities primarily reflected the $70 million paydown of ARI and Comet term loans and notes payable as part of the Transaction, paydown on notes payable of $21.2 million and $6.9 million principal payments on long-term debt, partially offset by the $79.3 million in notes and term debt proceeds from the Refinancing.

ARI's cash flow in 1994 was significantly improved from 1993 primarily as a result of the combining of ARI and Comet and the ensuing operating profit and increased sales. ARI's gross profit in dollars increased over 300% due to an increase of 68% in sales and increase in gross profit as a percent of sales to 13% in 1994 from 5% in 1993.

ARI capital expenditures in 1995 are expected to be approximately $4 million and will be financed out of operating earnings and a $1 million capital lease.

Chemonics' operations for 1995 are expected to provide positive cash flows, similar to those experienced in 1990 through 1994. The Company expects to split Chemonics International and Chemonics Fire-Trol into separate corporations in 1995. Currently discussions are underway to provide separate financing for each entity. The significant growth in International's sales requires an increased revolving credit line with a new lender which the Company hopes to have in place by the third quarter.

The parent company's operating cash requirements for corporate overhead are expected to be met from management fees received from subsidiaries and through positive cash flows from investments and remaining wine operations. Lines of credit have been arranged through subsidiary companies, with the result that cash distributions are either not permitted to the parent company or limited to certain amounts under management agreements. Under the current ARI lending agreements, no dividends nor tax payments under the tax agreement and only limited payments under the management agreement are permitted. ARI is considering refinancing its revolving line of credit and term debt in 1995. ERLY will be negotiating for reduced restrictions on contractual payments to ERLY.

The Company's 12-1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding principal balance of $8,880,000 matured on December 1, 1993. The Company has offered to exchange $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures. As of June 29, 1994, holders of approximately 95% of the Old Debentures have agreed to the exchange. The Company is in the process of paying the June 1, 1994 semi-annual interest to holders of both the Old and New Debentures. The Company does not currently have adequate cash reserves to redeem the principal amount of all of the Old Debentures (having debentures with a face value of approximately $449,000) which have not agreed to the exchange but is exploring alternatives for those debentureholders who will not exchange and believes that the remaining debentures can be exchanged through the exchange offer.

For the year ended March 31, 1993, ERLY recorded an $8.7 million net loss. Cash remained equal to the prior year as a result of $15.3 million in cash provided by

ERLY INDUSTRIES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operating activities, $7.4 million provided by investing activities, offset by a $22.7 million use of cash in financing activities.

Cash provided by operating activities resulted from decreases in inventory levels and receivables at Comet Rice of $19.4 million and $9.1 million, respectively, offset by decreases in accounts payable and other current liabilities at Comet Rice of $11.4 million. These changes at Comet Rice were primarily due to the sale of the Greenville facility.

Cash provided by investing activities primarily was due to the $5.2 million payment received from California CoPackers and the $3.5 million proceeds from the sale of ERLY Juice's Puerto Rico subsidiary, offset by capital expenditures of $5.2 million.

Cash used in financing activities primarily reflected the $16.3 million decrease in notes payable due to lower inventory and receivable levels as well as $6.7 million principal payments on long-term and subordinated debt.

ARI's cash flow in 1993 was significantly reduced from 1992 primarily as a result of its operating loss and reduced export sales of $33.4 million.

For the year ended March 31, 1992, ERLY recorded a $12.5 million net loss. Cash increased by $887,000 from the prior fiscal year due to $6.1 million in cash provided by operating activities, offset by $586,000 in cash used in investing activities, and $4.6 million used in financing activities.

Cash provided by operating activities resulted primarily from $24 million in decreases of inventory partially offset by a $6 million decrease in accounts payable and other current liabilities in both Comet Rice and ERLY Juice, offset by a net operating cash loss of $12 million.

Cash used in investing activities consisted primarily of $2.3 million in capital expenditures.

Cash used in financing activities consisted primarily of $7.1 million of principal payments on long-term and subordinated debt.

A plan to improve liquidity, reduce term debt, and overcome financial limitations of ERLY Industries Inc. was initiated in 1989. Accomplishments to date with respect to this plan are as follows:

Most importantly, ERLY completed the multiyear effort to combine ERLY's wholly owned subsidiary, Comet Rice, Inc., and its 48% owned American Rice, Inc. in May 1993. This transaction involved refinancing the combined indebtedness of Comet and ARI. See Notes 3 and 4 to the Consolidated Financial Statements for additional discussion.

Chronologically, the remaining accomplishments to overcome the financial limitations of ERLY started when California CoPackers purchased Hansen Foods out of bankruptcy in January 1990 and ERLY received approximately $11.3 million in cash and a note receivable for the balance of ERLY's $24 million notes receivable from Hansen Foods. In July 1992, the assets and business, subject to certain liabilities, of California CoPackers were purchased by a third party. In exchange for its $8 million net receivable (net of a $3 million reserve), ERLY received a payment of $5.2 million

ERLY INDUSTRIES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(which was used to pay down bank debt as required by Comet's loan agreements) and a $4 million note receivable, secured by the Hansen trademark license.

The liquidation of The Beverage Source's trademarks, inventory and receivables was substantially completed by April 1990. In June 1992, ERLY sold its Sanger, California facility, further reducing its operations in the wine business.

In March 1991, ERLY Industries sold its 50% share in Kasco Media Trading Company to its joint venture partner, resulting in a $3 million gain.

In July 1992, Comet's Greenville, Mississippi rice facility, which was secured by a $16 million non-recourse obligation, was disposed through foreclosure sale. In conjunction therewith, the Company eliminated $16 million of debt and property, plant and equipment of $14 million.

In January 1993, ERLY Juice sold its wholly owned subsidiary, TreeSweet of Puerto Rico, Inc. Sale proceeds of $3.5 million were used to reduce debt.

In May 1993, due to the Refinancing of the combined debt of ARI and Comet, term debt of the rice operations increased by $39 million as the debt of ARI was consolidated with Comet. This increase is net of the debt forgiveness by ARI term lenders (See Note 8).

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida for $11.9 million. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. As a result of these two transactions, term debt and accounts payable were reduced by over $16 million. In December 1993, ERLY sold the trademarks of ERLY Juice and the assets of the Eau Claire Packing Company and discontinued its juice operations. Short-term and long-term debt were reduced by $15 million as a result of the sale and associated debt discounts negotiated as part of the transaction.

As a result of the foregoing, term debt (both long-term and current portion) had been reduced to $76.9 million as of March 31, 1994 compared to $89.8 million as of March 31, 1990, a net decrease of $12.9 million. This represents debt reductions of $61.4 million over the period as a result of asset sales, debt forgiveness and scheduled principal payments, partially offset by increases of $21.1 million and $27.4 million in term debt due to the Transaction and Refinancing, respectively,.

Chemonics was in violation of certain debt covenants at March 31, 1994. Negotiations are in process for a refinancing with new lenders and to provide an increased working capital facility for Chemonics and paydown Chemonics' existing lender. These negotiations are expected to be completed in the third quarter of 1995.

As a result of the discontinuation of the juice operations, there still remains $8.4 million plus accrued interest of ERLY Juice's obligation to ING Capital which the Company guaranteed in conjunction with a $6 million write-down of ERLY Juice obligations. Under the terms of the guarantee, ERLY is required to pay down the remaining $8.4 million (plus accrued interest) of debt by December 21, 1994 or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. The Company expects to sell sufficient assets or

ERLY INDUSTRIES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

refinance Chemonics Industries in order to paydown the remaining obligations prior to December 21, 1994.

With the combination of Comet Rice with ARI which was completed on May 26, 1993, the combined rice operations are expected to provide sufficient cash flow to make payments to ERLY under its management agreement. Under the terms of the ARI Series B Preferred Stock issued to ERLY in exchange for the assets and liabilities of Comet, ERLY is entitled to an aggregate dividend of approximately $5.2 million per year. The current loan agreements with the new ARI lenders prohibit the payment of any dividends and do not provide any basis on which the lenders would approve a dividend payment. As of March 31, 1994, the Preferred B dividend accumulated, but not declared, is $4.3 million.

In the May 1993 Refinancing, proceeds of $65.3 million from term loans from three new term lenders (Chase, ING and TCB) were used to pay the remaining balances outstanding under the old debt. Interest rates on the new loans range from prime plus 3% to prime plus 8% by June 1997. Terms of the loans preclude dividend payments, restrict investments and capital expenditures and require the maintenance of certain financial covenants. These loans are collateralized by substantially all of ARI's fixed assets and trademarks and have junior liens on collateral for the revolving credit line.

As part of the Refinancing, ARI also received $47.5 million in credit lines (subject to borrowing base limitations) from a new revolving credit lender, Congress. The $47.5 million credit line with Congress expires on May 23, 1995, carries an interest rate of prime plus 2%, requires that all ARI cash receipts be paid to Congress as payment on the loan, requires that collateral and borrowing base reports be prepared frequently by ARI to support requests for borrowing, and is collateralized by receivables, inventory, cash, a $2 million key man life insurance policy on Gerald D. Murphy, Chairman, and junior liens on ARI assets pledged to the term lenders.

Through March 31, 1994, ARI's maximum borrowing under its $47.5 million credit line was $41.4 million. At April 3, 1994, the borrowing base under the line of credit was $36.8 million, for $33.4 million in revolving credit borrowings.

ARI intends to refinance the existing revolver loan in the next twelve months either by renewing the line with the existing lender, or seeking a new revolving credit line from a new lender.

ARI's new term and revolving debt agreements require ERLY to guarantee the debt of ARI. These agreements contain certain cross- default provisions with ERLY debt agreements which provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due and to remain in compliance with its debt covenants.

Under the provisions of the tax sharing agreement between ARI and ERLY, ARI owes ERLY the amount of U.S. taxes currently payable of $1.5 million upon filing of the fiscal year 1994 tax return by ERLY. Current loan agreements prohibit the payment of these amounts unless ERLY is required to pay taxes.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 1994, the Company earned $3.0 million on continuing operations (excluding a one time gain from the sale of a partial interest in subsidiary); however, the Company is in default on certain of its bank debt covenants at its Chemonics subsidiary and the Company has certain obligations due in fiscal 1995 which it will be unable to meet without selling assets or refinancing indebtedness. These conditions raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


- - ----------------------------------------------------------------------------------------------------
Years ended March 31                                 1994               1993*               1992*
- - ----------------------------------------------------------------------------------------------------
Net sales                                        $334,824,000       $219,431,000        $255,288,000
Cost of sales                                     284,090,000        195,803,000         230,883,000
                                                 ------------       ------------        ------------
  Gross profit                                     50,734,000         23,628,000          24,405,000
                                                 ------------       ------------        ------------
Selling, general and
  administrative expenses                          35,582,000         21,989,000          19,286,000
Interest expense                                   12,090,000          7,518,000          10,780,000
Interest income                                      (381,000)          (610,000)         (1,057,000)
Investment (income) loss                             (426,000)         1,630,000           1,607,000
Other (income) expense                                556,000           (291,000)           (289,000)
Gain on sale of partial
  interest in subsidiary                          (11,768,000)
Write-down of rice facility                                            4,000,000
                                                 ------------       ------------        ------------
                                                   35,653,000         34,236,000          30,327,000
                                                 ------------       ------------        ------------
Income (loss) before
  taxes on income,
  discontinued operations,
  extraordinary items and
  minority interest                                15,081,000        (10,608,000)         (5,922,000)
Taxes on income                                       316,000            381,000             439,000
                                                 ------------       ------------        ------------
Income (loss) from
  continuing operations
  before discontinued
  operations, extraordinary
  items and minority interest                      14,765,000        (10,989,000)         (6,361,000)
Discontinued operations:
  Loss on discontinued operations                  (5,248,000)        (4,972,000)        (10,614,000)
  Loss on disposal of
    discontinued business                          (3,562,000)
                                                 ------------       ------------        ------------
Income (loss) before
  extraordinary items and
  minority interest                                 5,955,000        (15,961,000)        (16,975,000)
Extraordinary items                                16,792,000          7,288,000           4,436,000
                                                 ------------       ------------        ------------
Income (loss) before
  minority interest                                22,747,000         (8,673,000)        (12,539,000)
Minority interest in earnings of
  consolidated subsidiary                          (5,078,000)
                                                 ------------       ------------        ------------
Net income (loss)                                 $17,669,000        ($8,673,000)       ($12,539,000)
                                                 ============       ============        ============
Net income (loss) per common
  and common share equivalents:
    Primary:
      Continuing operations**                        $   3.66          ($   3.19)          ($   2.03)
      Discontinued operations                           (2.41)             (1.44)              (3.40)
      Extraordinary items**                              3.58               2.11                1.42
                                                 ------------       ------------        ------------
                                                     $   4.83          ($   2.52)          ($   4.01)
                                                 ============       ============        ============

ERLY INDUSTRIES INC. AND SUBSIDIARIES


- - -----------------------------------------------------------------------------------------------------
Years ended March 31                                    1994               1993*              1992*
- - -----------------------------------------------------------------------------------------------------
    Fully diluted:
      Continuing operations**                          $   3.43           ($  3.19)          ($  2.03)
      Discontinued operations                             (2.24)             (1.44)             (3.40)
      Extraordinary items**                                3.34               2.11               1.42
                                                       --------           --------           --------
                                                       $   4.53           ($  2.52)          ($  4.01)
                                                       ========           ========           ========
Weighted average common and
  common share equivalents:
    Primary                                           3,655,000          3,444,000          3,127,000
    Fully diluted                                     3,922,000          3,444,000          3,127,000



 * Restated for discontinued operations and write-down of property (1993) described in Note 25.

** Net of applicable minority interest.

See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


- - ----------------------------------------------------------------------------------------------------
March 31                                                         1994                     1993*
- - ----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                      $  3,065,000              $  3,872,000
   Notes and accounts receivable,
     less allowance for doubtful
     accounts of $1,865,000 (1994)
     and $3,280,000 (1993)                                     34,894,000                35,534,000
   Inventories                                                 63,296,000                27,725,000
   Prepaid expenses and other
     current assets                                             1,522,000                 2,524,000
                                                             ------------              ------------
       Total current assets                                   102,777,000                69,655,000

Long-term notes receivable, net                                 1,792,000                 6,623,000
Property, plant and equipment, net                             55,034,000                30,857,000
Assets held for sale, net                                      22,546,000                 4,210,000
Investment in American Rice, Inc.                                                        13,104,000
Other assets                                                   17,001,000                10,651,000
                                                             ------------              ------------
                                                             $199,150,000              $135,100,000
                                                             ============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, collateralized                             $ 49,273,000              $ 62,359,000
   Accounts payable                                            37,000,000                20,106,000
   Accrued payroll and other
     current liabilities                                        2,724,000                 7,298,000
   Income taxes payable                                         3,339,000                 1,829,000
   Current portion of long-term and
     subordinated debt                                          8,946,000                22,531,000
                                                             ------------              ------------
       Total current liabilities                              101,282,000               114,123,000

Long-term debt                                                 60,592,000                26,881,000
Subordinated debt                                               7,313,000                 1,094,000
Minority interest                                              19,769,000                   790,000

Redeemable common stock,
   300,000 shares issued and outstanding                        1,800,000                 1,406,000
Stockholders' equity:
   Common stock, par value $.01 a share
   (1994) and $1.00 a share (1993):
     Authorized: 5,000,000 shares
     Issued and outstanding:
       3,374,765 shares (1994) and
       3,186,956 shares (1993)                                     34,000                 3,187,000
   Additional paid-in capital                                  16,157,000                12,687,000
   Retained earnings (deficit)                                 (6,450,000)              (24,119,000)
   Cumulative foreign currency
     adjustments                                               (1,347,000)                 (949,000)
                                                             ------------              ------------
       Total stockholders' equity                               8,394,000                (9,194,000)
                                                             ------------              ------------
                                                             $199,150,000              $135,100,000
                                                             ============              ============

*       Restated.  See Note 25.

See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


- - ------------------------------------------------------------------------------------------------------------
Years ended March 31                                           1994             1993*               1992
- - ------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                         $17,669,000        ($8,673,000)      ($12,539,000)
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
 Depreciation and amortization                              6,497,000          2,816,000          3,623,000
 Minority interest in earnings
   of consolidated subsidiary                               5,078,000
 (Increase) decrease in equity
   investment in American Rice, Inc.                         (426,000)         1,630,000          2,607,000
 Extraordinary income on disposal
   of rice facility                                                           (4,726,000)
 Write-down of rice facility                                                   4,000,000
 Loss on sale of property                                   1,230,000
 Gain on sale of partial
   interest in subsidiary                                 (11,768,000)
 Extraordinary income on
   extinguishment of debt                                 (16,792,000)        (2,562,000)        (4,436,000)
 Income on investments                                                                           (1,000,000)
 Loss on disposition of
   juice business                                           3,562,000
 Provision for loss on receivables                          3,257,000          2,359,000            208,000
Change in assets and liabilities,
  net of effects of acquisition
  and sale of businesses:
    (Increase) decrease in receivables                      8,623,000          8,561,000         (1,743,000)
    (Increase) decrease in inventories                    (15,950,000)        22,757,000         24,014,000
    Decrease in prepaid and
      other current assets                                    853,000            186,000            117,000
    (Increase) in other assets                             (7,607,000)
    (Decrease) in accounts
      payable and other current
      liabilities                                          (3,787,000)       (11,060,000)        (6,057,000)
    Increase (decrease) in taxes
      payable                                                 522,000             22,000           (176,000)
    Decrease in assets
      held for sale                                                                               1,479,000
                                                          -----------        -----------       ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                     (9,039,000)        15,310,000          6,097,000

INVESTING ACTIVITIES:
  Acquisition of American Rice, Inc.                       12,608,000
  Disposition of juice business                            14,499,000
  Disposition of rice subsidiary                            2,923,000
  Payment on note receivable from
    California CoPackers                                                       5,200,000
  Sale of juice subsidiary                                                     3,460,000

ERLY INDUSTRIES INC. AND SUBSIDIARIES

- - ------------------------------------------------------------------------------------------------------
Years ended March 31                                     1994             1993*               1992
- - ------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES (continued):
  Disposition of property, plant
    and equipment                                   $ 1,035,000        $ 2,531,000        $   289,000
  Additions to property, plant
    and equipment                                    (3,303,000)        (5,200,000)        (2,302,000)
  Other, net                                            312,000          1,426,000          1,427,000
                                                    -----------        -----------        -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                               28,074,000          7,417,000           (586,000)

FINANCING ACTIVITIES:
  Increase (decrease) in
    notes payable**                                 (21,231,000)       (16,337,000)         1,334,000
  Proceeds from notes and
    long-term debt                                   79,300,000            159,000          1,091,000
  Repayment on notes and term
    debt on rice refinancing                        (69,955,000)
  Principal payments on
    long-term debt                                   (6,888,000)        (5,304,000)        (5,519,000)
  Principal reduction on
    subordinated debt                                (1,094,000)        (1,360,000)        (1,557,000)
  Proceeds from sale of stock                            26,000            145,000             27,000
                                                    -----------        -----------        -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              (19,842,000)       (22,697,000)        (4,624,000)
                                                    -----------        -----------        -----------
INCREASE (DECREASE) IN CASH
  DURING THE YEAR                                      (807,000)            30,000            887,000
CASH, BEGINNING OF YEAR                               3,872,000          3,842,000          2,955,000
                                                    -----------        -----------        -----------
CASH, END OF YEAR                                   $ 3,065,000        $ 3,872,000        $ 3,842,000
                                                    ===========        ===========        ===========
Supplemental cash flow information -
  Net cash paid during the year for:
    Interest expense                                $11,032,000        $10,346,000        $13,683,000
    Income taxes                                    $   599,000        $   392,000        $   620,000

Non-cash financing activities:
         During 1992, the Company issued 300,000 shares of redeemable common stock valued at $1.0 million in exchange for debt in the amount of $5.4 million, resulting in an extraordinary gain of $4.4 million.

 *       Restated. See Note 25.
** Reflects net changes in borrowing arrangements which are related to levels of inventories and accounts receivable.

See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


- - --------------------------------------------------------------------------------------------------------------------------
                                                                                             Cumulative
                                  Common Stock            Additional         Retained          Foreign           Total
                            ------------------------        Paid-in          Earnings         Currency       Stockholders'
                             Shares         Dollars         Capital          (Deficit)      Adjustments         Equity*
- - --------------------------------------------------------------------------------------------------------------------------
BALANCE
April 1, 1991              3,088,731      $3,089,000      $12,763,000     ($ 2,907,000)       $196,000       $13,141,000

Net income (loss)                                                          (12,539,000)                      (12,539,000)
Foreign currency
  adjustments                                                                                 (852,000)         (852,000)
Common stock
  issued                      40,782          41,000          230,000                                            271,000
                           ---------      ----------      -----------      -----------        --------       -----------
BALANCE
March 31, 1992             3,129,513       3,130,000       12,993,000      (15,446,000)       (656,000)           21,000

Net income (loss)                                                           (8,673,000)                       (8,673,000)
Foreign currency
  adjustments                                                                                 (293,000)         (293,000)
Common stock
  issued                      57,443          57,000           88,000                                            145,000
Accretion of
  redeemable
  common stock                                               (394,000)                                          (394,000)
                           ---------      ----------      -----------      -----------        --------       -----------
BALANCE
March 31, 1993             3,186,956       3,187,000       12,687,000      (24,119,000)       (949,000)       (9,194,000)

Net income                                                                  17,669,000                        17,669,000
Foreign currency
  adjustments                                                                                 (398,000)         (398,000)
Common stock
  issued                     187,809          60,000          651,000                                            711,000
Accretion of
  redeemable
  common stock                                               (394,000)                                          (394,000)
Reclassification
  to reflect
  reduction in
  par value
  of ERLY
  common stock                            (3,213,000)       3,213,000
                           ---------      ----------      -----------      -----------        --------       -----------
BALANCE
March 31, 1994             3,374,765      $   34,000      $16,157,000      ($6,450,000)    ($1,347,000)      $ 8,394,000
                           =========      ==========      ===========      ===========     ===========       ===========

*        Restated. See Note 25.


See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation--The accompanying consolidated financial statements include the accounts of ERLY Industries Inc. and its subsidiaries (the "Company" or "ERLY"). All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated. As discussed in Note 3, substantially all of the assets and liabilities of ERLY's wholly owned subsidiary, Comet Rice, Inc. ("Comet"), were acquired by American Rice, Inc. ("ARI") on May 26, 1993. Prior to the transaction, ERLY owned 48% of the voting rights of ARI, and its investment in ARI was accounted for using the equity method. ERLY's equity in ARI's net results of operations was reflected as investment income or loss in ERLY's consolidated statements of operations. As a result of the transaction, ERLY's ownership increased to 81% of the voting rights of ARI; therefore, beginning in June 1993, ARI's balance sheet and results of operations are consolidated with ERLY's with appropriate adjustments to reflect minority interest of 19%.

Inventories--Certain rice inventories are stated at the lower of cost or market on an identified lot basis, which approximates the first-in, first-out (FIFO) method. Other inventories are stated primarily at the lower of average cost or
market.   Inventory cost includes direct materials, direct labor and manufacturing overhead. Market value is determined by deducting the costs of disposition from estimated selling prices.

The Company, from time to time, buys and sells futures and options contracts as an operational tool to manage its inventory position. These contracts are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 80, "Accounting for Futures Contracts." Gains and losses on contracts that meet defined criteria are recognized upon completion of the transaction, while gains and losses from all other current contracts are recognized in the period in which the market value of the contracts change.

Property, plant and equipment--Fixed assets are stated at cost and are depreciated, using the straight-line method of depreciation over the estimated useful lives of the related assets as follows: buildings and improvements--3 to 30 years; machinery and equipment--3 to 25 years; and, leasehold improvements--the lessor of useful life or lease term.

Other assets--Included in other assets are trademarks and tradenames which are being amortized over 40 years and deferred costs related to long-term debt and subordinated debentures which are being amortized over the respective terms of the related debt.

Federal and state income taxes--The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective April 1, 1992. This Statement requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation--All assets and liabilities of operations outside the United States are translated at the foreign exchange rates in effect at year end. Revenues and expenses for the year are translated at average exchange rates during the year. Translation gains and losses are not included in determining net income but are accumulated and reported as a separate component of stockholders' equity. Net realized and unrealized gains or losses resulting from foreign currency transactions are credited or charged to income.

Earnings per share--Primary earnings per share are based on the weighted average number of: (1) common shares, and (2) dilutive common share equivalents (consisting of stock options and warrants) outstanding during each year. Fully diluted earnings per share assumes conversion of a convertible note, unless conversion would be antidilutive.

Reclassifications--Certain reclassifications have been made to prior year consolidated financial statements to conform to current year presentation.


NOTE 2 - MANAGEMENT PLAN

A plan to improve liquidity, reduce term debt, and overcome financial limitations of ERLY Industries Inc. was initiated in 1989. Accomplishments to date with respect to this plan are as follows:

Most importantly, ERLY completed the multiyear effort to combine ERLY's wholly owned subsidiary, Comet Rice, Inc., and its 48% owned American Rice, Inc. in May 1993. This transaction involved refinancing the combined indebtedness of Comet and ARI. See Notes 3 and 4 to the Consolidated Financial Statements for additional discussion.

The Comet-ARI Transaction provides a significant benefit to the Company. The Company's investment in ARI (carried on the Company's books as of March 31, 1994 and 1993 at $20.6 million and $13.1 million, respectively) is enhanced as a result of the restructuring and simultaneous Refinancing. As a result of the Transaction, ARI should have improved ability to service debt, a more diversified market for its products, an expanded share of domestic and export rice markets, more diversified sources for its supply of rough rice and improved abilities to reduce costs, operate more efficiently and develop markets for its products.

Chronologically, the remaining accomplishments to overcome the financial limitations of ERLY started when California CoPackers purchased Hansen Foods out of bankruptcy in January 1990 and ERLY received approximately $11.3 million in cash and a note receivable for the balance of ERLY's $24 million notes receivable from Hansen Foods. In July 1992, the assets and business, subject to certain liabilities, of California CoPackers were purchased by a third party. In exchange for its $8 million net receivable (net of a $3 million reserve), ERLY received a payment of $5.2 million (which was used to pay down bank debt as required by Comet's loan agreements) and a $4 million note receivable, secured by the Hansen trademark license.

The liquidation of The Beverage Source's trademarks, inventory and receivables was substantially completed by April 1990. In June 1992, ERLY sold its Sanger, California facility, further reducing its operations in the wine business.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MANAGEMENT PLAN (CONTINUED)

In March 1991, ERLY Industries sold its 50% share in Kasco Media Trading Company to its joint venture partner, resulting in a $3 million gain.

In July 1992, Comet's Greenville, Mississippi rice facility, which was secured by a $16 million non-recourse obligation, was disposed through foreclosure sale. In conjunction therewith, the Company eliminated $16 million of debt and property, plant and equipment of $14 million.

In January 1993, ERLY Juice sold its wholly owned subsidiary, TreeSweet of Puerto Rico, Inc. Sale proceeds of $3.5 million were used to reduce debt.

In May 1993, due to the refinancing of the combined debt of ARI and Comet, term debt of the rice operations increased by $39 million as the debt of ARI was consolidated with Comet. This increase is net of the debt forgiveness by ARI term lenders (See Notes 3 and 8).

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida for $11.9 million. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. As a result of these two transactions, term debt and accounts payable were reduced by over $16 million. In December 1993, ERLY sold the trademarks of ERLY Juice and the assets of the Eau Claire Packing Company and discontinued its juice operations. Short-term and long-term debt were reduced by $15 million as a result of the sale and associated debt discounts negotiated as part of the transaction.

As a result of the foregoing, term debt (both long-term and current portion) had been reduced to $76.9 million as of March 31, 1994 compared to $89.8 million as of March 31, 1990, a net decrease of $12.9 million. This represents debt reductions of $61.4 million over the period as a result of asset sales, debt forgiveness and scheduled principal payments, partially offset by increases of $21.1 million and $27.4 million in term debt due to the Transaction and Refinancing, respectively.

Chemonics was in violation of certain debt covenants at March 31, 1994. Negotiations are in process for a refinancing with new lenders and to provide an increased working capital facility for Chemonics and paydown Chemonics' existing lender. These negotiations are expected to be completed in the third quarter of 1995.

As a result of the discontinuation of the juice operations, there still remains $8.4 million plus accrued interest of ERLY Juice's obligation to ING Capital which the Company guaranteed in conjunction with a $6 million write-down of ERLY Juice obligations. Under the terms of the guarantee, ERLY is required to pay down the remaining $8.4 million (plus accrued interest) of debt by December 21, 1994 or ING Capital ("ING") may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. The Company expects to sell sufficient assets or refinance Chemonics Industries in order to paydown the remaining obligations prior to December 21, 1994.

With the combination of Comet Rice with ARI which was completed on May 26, 1993, the combined rice operations are expected to provide sufficient cash flow to make payments to ERLY under its management agreement. Under the terms of the ARI Series B Preferred

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MANAGEMENT PLAN (CONTINUED)

Stock issued to ERLY in exchange for the assets and liabilities of Comet, ERLY is entitled to an aggregate dividend of approximately $5.2 million per year. The current loan agreements with the new ARI lenders prohibit the payment of any dividends and do not provide any basis on which the lenders would approve a dividend payment. As of March 31, 1994, the Preferred B dividend accumulated, but not declared, is $4.3 million.

In the May 1993 refinancing of the combined debt of ARI and Comet ("Refinancing"), proceeds of $65.3 million from term loans from three new term lenders were used to pay the remaining balances outstanding under the old debt. Interest rates on the new loans range from prime plus 3% to prime plus 8% by June 1997. Terms of the loans preclude dividend payments, restrict investments and capital expenditures and require the maintenance of certain financial covenants. These loans are collateralized by substantially all of ARI's fixed assets and trademarks and have junior liens on collateral for the revolving credit line.

As part of the Refinancing, ARI also received $47.5 million in credit lines (subject to borrowing base limitations) from a new revolving credit lender, Congress Financial Corporation ("Congress"). The $47.5 million credit line with Congress expires on May 23, 1995, carries an interest rate of prime plus 2%, requires that all ARI cash receipts be paid to Congress as payment on the loan, and is collateralized by receivables, inventory, cash, a $2 million key man life insurance policy on Gerald D. Murphy, Chairman, and junior liens on ARI assets pledged to the term lenders.

Through March 31, 1994, ARI's maximum borrowing under its $47.5 million credit line was $41.4 million. At March 31, 1994, the borrowing base under the line of credit was $36.8 million for $33.4 million in revolving credit borrowings.

ARI intends to refinance the existing revolver loan in the next twelve months either by renewing the line with the existing lender, or seeking a new revolving credit line from a new lender.

ARI's new term and revolving debt agreements require ERLY to guarantee the debt of ARI. These agreements contain certain cross- default provisions with ERLY debt agreements which provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due and to remain in compliance with its debt covenants.

Under the provisions of the tax sharing agreement between ARI and ERLY, ARI owes ERLY the amount of U.S. taxes currently payable of $1.5 million upon filing of the fiscal year 1994 tax return by ERLY. Current loan agreements prohibit the payment of these amounts unless ERLY is required to pay taxes.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 1994, the Company earned $3.0 million on continuing operations (excluding a one time gain from the sale of a partial interest in subsidiary); however, the Company is in default on certain of its bank debt covenants at its Chemonics subsidiary and the Company has certain obligations due in fiscal 1995 which it will be unable to meet without selling assets or refinancing such indebtedness. These conditions raise doubt about its ability to continue as a going concern. The

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MANAGEMENT PLAN (CONTINUED)

financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE, INC.

American Rice, Inc. is a public company involved in the rice business. Formed in 1987, ARI succeeded an agricultural cooperative in a reorganization. Pursuant to the reorganization, which was consummated in April 1988, ARI acquired all of the assets of the cooperative in exchange for approximately 52% of ARI's outstanding voting stock. The remaining 48% of ARI's voting stock was acquired by ERLY's wholly owned subsidiary, Comet Rice, Inc. in exchange for $20 million cash and Comet's 50% ownership in an ARI and Comet joint venture, Comet American Marketing ("CAM").

In March 1990, ERLY, Comet and ARI entered into an agreement to merge Comet into ARI. The planned combination would result in all of the assets and liabilities formerly held by Comet to be held by ARI and would result in ERLY owning 81% of the voting securities.

In March 1991, the shareholders of ARI approved the merger agreement subject to obtaining necessary short and long-term financing. However, the merger financing was not completed and in August 1992 the prior merger agreement was terminated.

On May 26, 1993, ARI consummated a transaction ("Transaction") to acquire substantially all of the assets of Comet (except the ARI capital stock owned by Comet) and assume all of Comet's liabilities. In connection with the Transaction, ERLY has succeeded to the ARI stock held by Comet upon the liquidation of Comet (See Note 4 for additional discussion).

Pursuant to the Transaction, in exchange for the assets acquired from Comet, ARI issued to Comet 14 million shares of a newly created Series B $1 par value preferred stock. Each share of Series B Preferred Stock provides for annual cumulative, non- participating dividends of $.37, is convertible into two shares of ARI common stock, is entitled to two votes, and has a liquidation preference of $1.00 per share. The Series B Preferred Stock issued to Comet carries an aggregate dividend of approximately $5.2 million per year. The current loan agreements prohibit the payment of any dividends and do not provide any basis on which the lenders would approve a dividend payment. As a result of the Transaction, ERLY held 81% of the combined voting power of ARI stock outstanding after the Transaction.

Since ERLY, the sole shareholder of Comet at the time of the Transaction, owned the larger portion of the voting rights in the surviving corporation, the Transaction was accounted for as a reverse step acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control which occurred. The fair value of ARI was estimated to be approximately $35 million based upon a valuation study by an investment banker. The Transaction was accounted for under the guidelines of APB Opinion No. 16, "Business Combinations" and Emerging Issues Task Force ("EITF") Issue No. 90-13, "Accounting for
Simultaneous Common Control Mergers."   The accounting consists of three steps:
Step one consists of a recognition by ARI of ERLY's historical cost of its original 48% interest. When ERLY purchased 48% of ARI in 1988 for $20 million, the purchase price was greater than 48% of ARI stockholders' equity. ERLY attributed the

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE, INC.
         (CONTINUED)

excess to ARI's 39 acres of land in Houston and thus the excess (which was $5.2 million at March 31, 1993) was added to the book value of the Houston property. Step two recognizes the acquisition by ERLY of an additional equity interest in ARI of approximately 33% in exchange for substantially all of the assets of Comet and all of Comet's liabilities. ARI's assets are valued at fair market value to the extent acquired.

Step three, in accordance with EITF 90-13, the fair value Comet's assets to the extent sold to the non-ERLY shareholders of ARI was determined. ERLY accounted for the Transaction as a partial sale of 19% of Comet Rice (19% is the percentage ownership of ARI by minority shareholders), and a step acquisition of ARI, increasing its ownership from 48% to 81%. Under EITF 90-13, a gain of $11.8 million was recognized by ERLY to the extent of the 19% of Comet Rice sold.

In May 1993, ARI also refinanced the combined indebtedness of ARI and Comet. ARI received $47.5 million in credit lines from a new revolving credit lender, Congress, and loans from new term lenders for $65.3 million. The new term lenders are Chase Manhattan Bank National Association ("Chase"), Internationale Nederlanden Bank, N.V. ("ING"), and Texas Commerce Bank National Association ("TCB"). As partial consideration for the new financing, ARI issued warrants to these lenders to purchase up to 776,000 shares of ARI's common stock at $1.00 per share. As additional consideration, 13 million shares of ARI Series B $1 par value preferred stock were pledged by ERLY for the benefit of the new term lenders.

ARI issued to the former lenders a combined total of 1.5 million shares of a newly created Series C Preferred Stock, each of which carries annual cumulative, non-participating dividends of $.50 per share, is non-convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. The current loan agreements with the new lenders prohibit the payment of any dividends and do not provide any basis on which the lenders would approve a dividend payment.

ARI's former lenders agreed to a debt discount in the approximate amount of $10.3 million. As additional consideration for the satisfaction of the existing indebtedness of ARI, one million shares of ARI Series B Preferred Stock were pledged by ERLY and ERLY issued $3 million of notes for the benefit of the former lenders. In addition, ERLY is a guarantor for all of the new ARI debt, and the loan agreements contain restrictive covenants applicable to ERLY.


PRO FORMA FINANCIAL STATEMENTS

The operating results reflected in the accompanying financial statements do not include ARI's operating activities prior to May 26, 1993, the date of the Transaction. The following summarized consolidated pro forma information assumes the Transaction and the Refinancing occurred on April 1, 1992.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRO FORMA FINANCIAL STATEMENTS (CONTINUED)


                                                                       Pro Forma
                                                                  Years Ended March 31,
                                                       -----------------------------------------
                                                           1994                         1993
                                                       ------------                 ------------
Net sales                                              $362,000,000                 $359,000,000

Income (loss) from continuing
  operations before discontinued
  operations, extraordinary items
  and minority interest*                               $  3,451,000                 $  1,948,000

Income (loss) per common share from
  continuing operations*
    Primary                                                   $ .94                        $ .57
    Fully diluted                                             $ .90                        $ .55



* Excluding one-time gain on sale of partial interest in subsidiary of $11,768,000.



NOTE 4 - INVESTMENT IN AMERICAN RICE, INC.

Comet Rice, Inc. recorded its initial investment in American Rice, Inc. at its cost of $20,000,000 at date of acquisition (April 1988). The cost was allocated first to the 48% of ARI's equity ($11,610,000) acquired by Comet and the remainder ($8,390,000) to ARI's Houston property.

The investment in ARI was accounted for under the equity method and was adjusted by Comet's equity interest in the results of ARI's operations, which resulted in income (loss) to Comet of $426,000, ($1,630,000) and ($2,607,000)
for the years ended March 31, 1994, 1993 and 1992, respectively. In 1993, the Company recorded a $3,190,000 write-down of the portion of its investment in ARI attributed to the Houston property (See Note 5). The carrying value of ERLY's investment in ARI at March 31, 1993 was $13.1 million.


Upon completion of the Transaction and the increase in ERLY's ownership interest from 48% to 81%, ARI's financial statements have been consolidated with those of ERLY.

At March 31, 1994, the average of the bid and ask price of ARI's stock was $1.25 per share as quoted by NASDAQ. The low price for the month was $1.00 per share and the high price was $1.50 per share.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENT INCOME (LOSS)

Investment income (loss) consists of the following for the years ended March 31, 1994, 1993 and 1992:

                                               1994                  1993                 1992
                                            ----------            ----------           ----------
Equity in income (loss)
  of American Rice, Inc.                    $  426,000            $1,560,000          ($2,607,000)
Write-down portion of
  investment in ARI
  attributed to Houston
  property                                  (3,190,000)
Decrease in reserve on
  note receivable from
  California CoPackers                                                                  1,000,000
                                            ----------            ----------           ----------
                                            $  426,000           ($1,630,000)         ($1,607,000)
                                            ==========            ==========           ==========

As discussed in Note 4, Comet originally attributed $8.4 million of its initial investment in ARI to Comet's 48% share of ARI's Houston property. In 1993, based upon an updated appraisal of the property which indicated a lower value for the property than at the time of the original investment, the Company recorded a $3,190,000 write-down of the portion of its investment in ARI attributed to the Houston property. As of March 31, 1993, the excess was then carried at $5.2 million.

At March 31, 1991, the Company had an $11 million note receivable from California CoPackers, the purchaser of the assets of Hansen Foods, a business in which ERLY previously had a $24 million investment. At March 31, 1991 the note was carried net of a $3 million reserve for loss established in 1989. In 1992, the assets and business, subject to certain liabilities, of California CoPackers were purchased by a third party. In exchange for its $8 million net receivable (net of the $3 million reserve), ERLY received a cash payment of $5.2 million and a $4 million note receivable (with an effective interest rate of 8.41%, due in fiscal 1998), secured by the Hansen trademark license. The loss exposure on the California CoPackers note was therefore reduced and the reserve for loss was reduced by $1,000,000 in 1992. The note was transferred to the State of Michigan Retirement System ("SMRS") in conjunction with debt extinguishment described in Note 8.


NOTE 6 - GAIN ON SALE OF PARTIAL INTEREST IN SUBSIDIARY

In conjunction with the May 26, 1993 Transaction, ERLY received an additional 33% interest in ARI in exchange for all of the assets (except for the ARI stock owned by Comet) and assumed all of the liabilities of ERLY's wholly owned subsidiary, Comet Rice, Inc.

Since ERLY, the sole shareholder of Comet at the time of the Transaction, owned the larger portion of the voting rights in the surviving corporation, the Transaction was accounted for as a reverse step acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control that occurred. The Transaction was accounted for under the guidelines of APB Opinion No. 16, "Business Combinations" and Emerging Issues Task Force ("EITF") Issue No. 90-13, "Accounting for Simultaneous Common Control Mergers."

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - GAIN ON SALE OF PARTIAL INTEREST IN SUBSIDIARY (CONTINUED)

The accounting consists of three steps: Step one consists of a recognition by ARI of ERLY's historical cost of its original 48% interest. When ERLY purchased 48% of ARI in 1988 for $20 million, the purchase price was greater than 48% of ARI stockholders' equity. ERLY attributed the excess to ARI's Houston property and thus the excess (which was $5.2 million at March 31, 1993) was added to the book value of the Houston property.

Step two recognizes the acquisition by ERLY of an additional equity interest in ARI of approximately 33% in exchange for substantially all of the assets of Comet and all of Comet's liabilities. ARI's assets are valued at fair market value to the extent acquired.

Step three, in accordance with EITF 90-13, the fair value of Comet's net assets was determined. ERLY accounted for the Transaction as a partial sale of 19% of Comet Rice (19% is the percentage ownership of ARI by minority shareholders), and a step acquisition of ARI, increasing its ownership from 48% to 81%. Under EITF 90-13, a gain of $11.8 million was recognized by ERLY to the extent of the 19% of Comet Rice sold.

In accordance with EITF 90-13, Comet's net assets were revalued in ERLY's consolidated financial statements to the extent that Comet was acquired by the minority shareholders of ARI. This resulted in an $11.6 million increase in the carrying value of Comet assets. This increase was attributed to Comet's Maxwell, California facility, now owned by ARI. It is being depreciated over 30 years (buildings and improvements) and 15 years (machinery and equipment). Depreciation expense for 1994 relating to this step-up was $479,000.


NOTE 7 - DISCONTINUED OPERATIONS - DISPOSITION OF JUICE BUSINESS

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida to Florida Juice, Inc. for $11.9 million. This transaction resulted in a loss of $2.7 million. This sale was intended in part to reduce operating losses. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. This resulted in a gain of $5.6 million which is reflected as extraordinary income as described in Note 8.

On December 21, 1993, Eau Claire Packing Company, a wholly owned subsidiary of ERLY Industries Inc. operating in the juice business, sold its manufacturing facility located in Eau Claire, Michigan, together with the inventory, accounts receivable and certain trademarks associated with the plant facility, to Seneca Foods Corporation ("Seneca"). Seneca paid approximately $5.1 million for the plant facility and the related assets. ERLY Juice Inc., a wholly owned subsidiary of ERLY Industries, also sold trademarks, inventory and accounts receivable to Seneca for approximately $3.3 million. The purchase price was paid in cash at the closing. The net proceeds from both sales were used to paydown debt to the State of Michigan Retirement System ("SMRS") and ING as required by each Company's respective secured loan agreements.

In connection with the payment on the ING debt and the issue of stock purchase warrants to obtain up to 10% of ERLY's stock at $.01 per share, ING agreed to a $6 million write-down in the amount of total debt. In exchange, ERLY also guaranteed the remaining balance of the obligations owed by ERLY Juice Inc. to ING. The amount of the ERLY Juice

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DISCONTINUED OPERATIONS - DISPOSITION OF JUICE BUSINESS
         (CONTINUED)

obligation to ING immediately prior to the transaction was approximately $17.1 million and, after application of the write down and amounts paid, the current amount of the debt is approximately $8.4 million (which is included in notes payable in the Company's consolidated balance sheets) plus accrued interest. Under the terms of the guarantee, ERLY is required to pay down the remaining $8.4 million (plus accrued interest) of debt within one year (by December 21, 1994) or ING may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc.

As a result of the sales of the above assets, ERLY has no operating assets or continuing operations remaining in the juice business. It is ERLY's intention to liquidate the remaining assets of ERLY Juice for the benefit of the ERLY Juice creditors.

The results of ERLY's juice business have been reported separately as discontinued operations in the consolidated statements of operations. Prior period consolidated financial statements have been restated to present the juice business as a discontinued operation. Summarized results of ERLY Juice for the years ended March 31, 1994, 1993 and 1992 are as follows:

                                        1994               1993               1992
                                   ------------       ------------       -------------
Net sales                           $31,337,000        $82,213,000        $ 96,386,000
Costs and expenses                  (34,744,000)       (83,652,000)       (102,860,000)
Interest expense                     (1,841,000)        (3,533,000)         (4,140,000)
                                   ------------       ------------       -------------
Loss from discontinued
  operations                       ($ 5,248,000)      ($ 4,972,000)      ($ 10,614,000)
                                   ============       ============       =============
Loss on disposal
  of discontinued
  operations                       ($ 3,562,000)       $     -            $      -
                                   ============       ============       =============


At March 31, 1994, ERLY's remaining juice business assets of $720,000 are included in prepaid expenses and other current assets in the consolidated balance sheet. In addition, the March 31, 1994, consolidated balance sheet includes liabilities of the juice business as follows:


         Current liabilities:
           Notes payable to ING                             $ 8,397,000
           Accounts payable                                   5,075,000
           Other current liabilities                            197,000
           Current portion of long-term debt                    245,000
                                                            -----------
                                                            $13,914,000
                                                            ===========

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EXTRAORDINARY ITEMS

The Company had the following extraordinary items for the years ended March 31, 1994, 1993 and 1992:

                                                1994                   1993                   1992
                                            -----------             ----------             ----------
Gain on extinguishment of
  debt related to ARI                       $10,270,000             $    -                 $    -

Gain on extinguishment of
  debt related to ERLY Juice                  5,625,000              2,562,000              4,436,000

Gain on extinguishment of debt
  related to the State of
  Michigan Retirement System                    897,000

Gain on extinguishment of
  debt on rice facility                                              4,726,000
                                            -----------             ----------             ----------
                                            $16,792,000             $7,288,000             $4,436,000
                                            ===========             ==========             ==========



In December 1993, the Company exchanged various debt obligations to the State of Michigan Retirement System for a note receivable with a net book value of $3.8 million, 60,000 shares of ERLY Industries common stock, $100,000 cash and a new note for approximately $800,000. This resulted in extraordinary income on debt extinguishment of $897,000.

During the quarter ended September 30, 1993, ERLY Juice settled approximately $6.3 million of term debt and trade payables with a primary creditor in exchange for $650,000. This resulted in a gain of $5,625,000 which is reflected as extraordinary income.

Results for the first quarter ended June 30, 1993 included extraordinary income of $10.3 million (before applicable minority interest) relating to debt discounts by ARI's former lenders (See Note 3).

Due to continuing operating losses resulting from low margins, Comet ceased payments in January 1992 on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. In July 1992, the facility was sold through foreclosure sale and in conjunction therewith, the Company eliminated the related non-recourse debt of $16 million and the related property, plant and equipment. The disposition of the facility was accounted for in accordance with: (1) Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and (2) Emerging Issues Task Force Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage."

These guidelines require a two-step approach in accounting for the disposition. Prior to the disposition, the plant was written- down by $4,000,000 to its
estimated fair market value.   This write-down is included in results of
continuing operations prior to taxes on income and extraordinary items in the consolidated statements of operations

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EXTRAORDINARY ITEMS (CONTINUED)

in fiscal 1993. Secondly, the difference between the estimated fair market value of the facility and the amount of debt extinguished (net of estimated shut-down and relocation expenses) resulted in a gain of $4,726,000 on the extinguishment of debt which was recorded as extraordinary income in fiscal 1993. The net gain on the transaction was therefore $726,000.

In February 1993, the Company entered into settlement arrangements with two creditors of ERLY Juice whereby $3.1 million of debt and accrued interest was satisfied in exchange for payments of $569,000. These transactions resulted in a combined gain of $2,562,000 on extinguishment of debt which is reflected as extraordinary income in fiscal 1993.

In fiscal year 1992, the Company entered into an agreement with a creditor whereby ERLY exchanged $5.4 million of long-term debt for 300,000 shares of redeemable ERLY common stock. This resulted in a gain of $4,436,000 on extinguishment of debt which is reflected as extraordinary income (See Note
19).


NOTE 9 - MINORITY INTEREST

ERLY owns 81% of ARI. Most often, parent companies hold interests in subsidiaries by ownership of the common stock of the subsidiary. ERLY's ownership of ARI is more complex, including both common stock and convertible preferred stock. ERLY's 81% interest in ARI consists of the following securities of ARI:

  o 3,888,888 shares of ARI common stock which represent 32% of ARI's total outstanding common stock and 9% of ARI's common shares on a fully converted basis.

  o 3,888,888 shares of ARI Series A Preferred Stock, which is convertible one for one, has voting rights, liquidation preferences of $5.14 per share, but has no stated dividend. These shares represent 9% of ARI's common shares on a fully converted basis.

  o 14,000,000 shares of ARI Series B Preferred Stock, which is convertible into 28,000,000 common shares, has voting rights and an annual cumulative dividend of approximately $5.2 million. These shares represent 63% of ARI's common shares on a fully converted basis.

In addition to the preferred stocks issued to ERLY, ARI issued a Series C Preferred Stock to third parties. This Series C Preferred Stock does not have voting or conversion rights but does have an annual cumulative dividend of $750,000. The Series A, Series B and Series C Preferred Stocks are unique securities with certain benefits which are superior to common stock rights.

The Minority Interest of ARI in ERLY's consolidated financial statements represents the 68% of the common stock of ARI which ERLY does not own and the Series C Preferred Stock.

In the usual situation where ownership of a subsidiary is represented entirely by common stock, the minority interest in the earnings or losses of the subsidiary is the percentage ownership by the minority interest in the common stock. However, in the case

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - MINORITY INTEREST (CONTINUED)

where ownership of a subsidiary involves complex securities like convertible preferred stocks in addition to common stocks, specific rules under generally accepted accounting principles (APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock") require that earnings or losses of the subsidiary be allocated between the parent and the minority interest in accordance with the underlying terms of the various securities, rather than allocation based on ownership of the subsidiary. No conversion is assumed in the case of convertible preferred stocks for purposes of this calculation, even though conversion may occur at any time at the option of the holder.

ARI's cumulative dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest.

The Series B and Series C Preferred Stock dividends are allocated to ERLY and to the Minority Interest, respectively, even if this allocation results in a loss being attributed to the common stock as these preferred stock dividends are based on the underlying terms of the securities. Similarly, these dividends are allocated even if not declared as the dividends are cumulative. However, dividends are allocated only if determined to be ultimately recoverable.

The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is divided in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%).

If ERLY had converted the Series A Preferred Stock to ARI common stock at the beginning of fiscal year 1994 (April 1, 1993) and converted the Series B Preferred Stock to common stock at the date of issuance (May 26, 1993), earnings of ARI allocated to ERLY would have increased ERLY's reported income and retained earnings by approximately $2.1 million with a corresponding decrease in Minority Interest on ERLY's consolidated statements of operations and consolidated balance sheets.

The Minority Interest reflected on the balance sheets represents: (1) original investment in the equity of ARI on a historical cost basis on the part of the Minority Interest, (2) an entry to record the acquisition by the Minority Interest of a partial interest in Comet Rice, Inc. as of May 26, 1993 in accordance with EITF 90-13 as described in Note 6, and (3) the effects of the allocation of ARI's earnings and losses from May 26, 1993 based on the ownership terms of the various equity securities of ARI as previously described.

Minority Interest does not represent amounts distributable to minority shareholders. Amounts, if any, ultimately distributable to minority shareholders will depend on the ownership interests which exist at such time as distributions are made, including the potential conversions of convertible securities and potential issuance or retirement of other securities. The timing of distributions and conversions, if any, is at the discretion of ERLY, since ERLY owns 81% of the voting interest in ARI.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - NATURE OF THE BUSINESS - SEGMENT INFORMATION

The Company's rice operations are subject to significant fluctuations due to wide variations in world-wide rice supplies, which are dependent on certain weather conditions such as the timing and severity of monsoon rains. These variations can significantly influence world and United States prices. Higher prices for rice generally reduce the ability of U.S. exports to be competitive in those world markets with lower per capita income. U.S. export sales are also impacted by such factors as the relative strength of the United States dollar to foreign currencies and U.S. and foreign governmental agriculture and trade policies. Accordingly, sales by geographical area will vary significantly from quarter to quarter and from year to year.

ARI's exposure to foreign currency fluctuations is not material. This is because ARI requires most sales to foreign customers, with the exception of a few well established accounts which are not material, to be priced in U.S. dollars, payable by irrevocable letters of credit and confirmed by a major bank prior to shipment.

The Company's revenues include export rice sales of $164.4 million or 49%, $79.3 million or 36% and $112.7 million or 44% of consolidated sales for the years ended March 31, 1994, 1993 and 1992, respectively.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - NATURE OF THE BUSINESS - SEGMENT INFORMATION (CONTINUED)

The Company's sales, operating profit and other financial data by industry segment for the three years ended March 31, 1994 follow:

                                                               Years ended March 31
                                             ---------------------------------------------------
                                                 1994               1993                1992
                                             ------------       ------------        ------------
                                                $        %          $       %          $       %
                                             ------    ----      ------   ----      ------   ----
Net sales                                                      (in thousands)
  Export sales - Rice
    Middle East                             $ 88,186            $ 46,208           $ 31,181
    Far East                                  37,332               1,193              1,375
    Caribbean                                 21,250              11,016             30,355
    Europe                                     5,810               8,974             15,089
    Africa                                     4,025               2,114             11,380
    Canada                                     2,949               1,163              3,245
    Mexico                                     1,060
    South America                                216                  51              9,953
    Other                                      3,529               8,610             10,139
                                            ---------------     --------------     --------------
                                             164,357    49%       79,329   36%      112,717   44%
  Domestic sales
    Rice                                     120,107     36       90,288   41       101,373   40
    Consulting                                41,944     13       37,185   17        31,035   12
    Fire-Trol                                  8,416      2       12,629    6        10,163    4
                                            ---------------     --------------     --------------
      Total                                 $334,824   100%     $219,431  100%     $255,288  100%
                                            ===============     ==============     ==============

Income (loss) from
  continuing operations
  before taxes on income
  and minority interest
    Rice                                    $ 15,442           ($     55)          $  4,882
    Consulting                                 1,455               1,536              1,669
    Fire-Trol                                   (188)              1,532                623
                                            --------            --------           --------
      Operating profit                        16,709               3,013              7,174

    General corporate expense                 (2,185)             (1,091)            (2,360)
    Interest expense                         (12,090)             (7,518)           (10,780)
    Interest income                              381                 610              1,057
    Investment income (loss)                     426              (1,630)            (1,607)
    Other income (loss) *                         72              (3,992)               594
    Gain on sale of partial
      interest in subsidiary                  11,768
                                            --------            --------           --------
                                            $ 15,081           ($ 10,608)         ($  5,922)
                                            ========            ========           ========


* Fiscal year 1993 includes a $4 million loss on write-down of rice facility (See Note 8).

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - NATURE OF BUSINESS - SEGMENT INFORMATION (CONTINUED)


                                                                   Years ended March 31
                                                         -----------------------------------------
                                                           1994             1993            1992
                                                         --------         --------        --------
                                                                     (in thousands)
Identifiable assets
  Rice                                                   $176,142         $ 74,325        $124,602
  Consulting                                               14,753           13,282          11,074
  Fire-Trol                                                 6,713            8,413           8,289
  Corporate                                                15,757            4,386          11,796
  Discontinued operations:
    Juice                                                     720           45,897          54,234
    Other                                                   3,782*           4,210*          7,339*
  Intercompany eliminations                               (18,717)         (15,413)        (20,608)
                                                         --------         --------        --------
    Total                                                $199,150         $135,100        $196,726
                                                         ========         ========        ========

 * Net of reserve of $518,000, $1.6 million and $2.2 million at March 31, 1994, 1993 and 1992, respectively.


Depreciation and amortization
  Rice                                                   $  5,083         $  1,991        $  2,814
  Consulting                                                  290              202             193
  Fire-Trol                                                   447              510             488
  Corporate                                                   677              113             128
                                                         --------         --------        --------
    Total                                                $  6,497         $  2,816        $  3,623
                                                         ========         ========        ========
Capital expenditures
  Rice                                                   $  2,844         $  2,651        $    772
  Consulting                                                   27              455             250
  Fire-Trol                                                   301              273             801
  Corporate                                                    12
  Juice                                                       119            1,821             479
                                                         --------         --------        --------
    Total                                                $  3,303         $  5,200        $  2,302
                                                         ========         ========        ========


NOTE 11 - INVENTORIES

A summary of inventories at March 31, 1994 and 1993 follows:

                                                         1994                 1993
                                                     -----------          -----------
Raw materials                                        $28,182,000          $14,817,000
Finished goods                                        35,114,000           12,908,000
                                                     -----------          -----------
                                                     $63,296,000          $27,725,000
                                                     ===========          ===========

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LONG-TERM NOTES RECEIVABLE

Long-term notes receivable at March 31, 1994 and 1993 consist of the following:

                                                      1994             1993
                                                   ----------        ----------
Note receivable from Hansen
  Natural Corporation, due 1997,
  interest at 8.41%, collateralized
  by Hansen trademark license                     $      -          $4,000,000
Note receivable from Aqaba
  Packaging Company, a 49% owned
  subsidiary of Comet, amounts
  due to be deducted from
  payments for future services,
  non-interest bearing                                               1,592,000
Other notes receivable                             1,792,000         1,637,000
Less current portion of long-term
  notes receivable                                                    (406,000)
Less reserve for loss                                                 (200,000)
                                                  ----------        ----------

                                                  $1,792,000        $6,623,000
                                                  ==========        ==========


The Company had a note receivable from Hansen Natural Corporation (the successor to Hansen Foods) which was recorded at a net carrying amount of $3.8 million at March 31, 1993. In 1994, the note was exchanged for various debt obligations with the State of Michigan Retirement System (See Note 8).


NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at March 31, 1994 and 1993 follows:

                                                   1994               1993
                                               ------------        -----------
Land                                           $    506,000        $   980,000
Buildings and improvements                       29,380,000         10,730,000
Machinery and equipment                          45,382,000         42,258,000
                                               ------------        -----------
                                                 75,268,000         53,968,000
Less accumulated depreciation
  and amortization                              (20,234,000        (23,111,000)
                                               ------------        -----------
                                               $ 55,034,000        $30,857,000
                                               ============        ===========

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - ASSETS HELD FOR SALE - LONG-TERM

The consolidated balance sheets include assets held for sale classified as long-term of $23 million at March 31, 1994. This includes ARI property held for sale in Houston, Texas ($19 million) and the remaining net assets of the Company's discontinued winery operations ($4 million) which management intends to dispose of in an orderly manner.

ARI's Board of Directors previously adopted a resolution authorizing its management to sell 39 acres of land in Houston. Management has had conversations with developers interested in the property, however, no decision has yet been made about how to market the property. Management's intention is an orderly, outright sale to a third party rather than to develop the property. However, ARI might consider some form of joint venture with a developer in order to maximize the property's value. ARI has the ability and intent to hold the property over a normal marketing period. The proceeds of any such sale, when and if it occurs, are required by the terms of ARI's debt agreements to be used to reduce debt.

In conjunction with the management plan initiated in 1989 as described in Note 2, the Company established a $7 million reserve in 1989 to provide for estimated losses on disposition of assets and projected losses on discontinued operations. To date, the reserve has been charged for $5.1 million in write-offs, operating losses and losses on asset dispositions relating to discontinued operations and business restructuring. In 1991, the reserve was also reduced by $1.4 million to eliminate reserves no longer considered necessary. At March 31, 1994 the reserve had a remaining balance of approximately $500,000.


NOTE 15 - OTHER ASSETS

Other assets at March 31, 1994 and 1993 consist of the following:

                                                 1994               1993
                                              -----------        -----------
Trademarks and tradenames                     $12,139,000        $ 6,434,000
Deferred debt issue costs                       7,192,000          2,767,000
Investment in joint venture                                        1,291,000
Other                                             657,000          3,854,000
                                                ---------        -----------
                                               19,988,000         14,346,000
Less accumulated amortization
  of intangible assets                         (2,987,000)        (3,695,000)
                                              -----------        -----------
                                              $17,001,000        $10,651,000
                                              ===========        ===========


The investment in joint venture at March 31, 1993 consisted of Comet's investment in the Aqaba, Jordan rice finishing and packaging facility which was sold in April 1993.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - NOTES PAYABLE

The Company and its subsidiaries have utilized short-term lines of credit with commercial banks in addition to other short-term loans. Interest expense on notes payable to banks and on other short-term borrowings amounted to $3,237,000 (1994), $3,501,000 (1993) and $5,129,000 (1992).

A comparison of information relating to the Company's lines of credit for the years ended March 31, 1994, 1993 and 1992 follows:


                                       1994            1993            1992
                                    -----------     -----------     -----------
Average during the year:
  Short-term borrowings             $53,494,000     $69,238,000     $78,775,000
  Weighted average interest
    rate*                                 7.87%           8.10%           8.90%
  Average bank prime rate                 6.00%           6.13%           7.71%

At March 31:
  Lines of credit, subject to
    collateral availability         $66,003,000     $82,850,000     $84,514,000
  Short-term borrowings             $49,273,000     $62,359,000     $78,696,000
  Average interest rate                   8.29%           7.52%           7.81%
  Bank prime rate                         6.00%           6.00%           6.50%
  Unused short-term
    borrowing capacity              $ 4,904,000     $   800,000     $ 2,264,000

Maximum month-end
  short-term borrowings
  during the year                   $62,236,000     $76,454,000     $79,600,000


*Based on outstanding borrowings

Substantially all receivables, inventories, property, plant and equipment and the capital stock of American Rice, Inc., Chemonics Industries, Inc. and ERLY Juice Inc. are pledged as collateral on notes payable and certain other long-term obligations.

Chemonics was in violation of certain debt covenants at March 31, 1994. Negotiations are in process for a refinancing with new lenders to provide a temporary increased working capital facility for Chemonics and paydown Chemonics' existing lender.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - INCOME TAXES

The provision for income taxes is composed of the following:

                                                      Years ended March 31
                                     --------------------------------------------------------
                                       1994                    1993                    1992
                                     --------                --------                --------
Currently payable
  Federal                            $    -                  $    -                  $    -
  State                               206,000                   2,000                  23,000
  Foreign                             110,000                 379,000                 416,000
Deferred
  Federal
  State
                                     --------                --------                --------
Total provision                      $316,000                $381,000                $439,000
                                     ========                ========                ========

The reconciliation of the Company's effective tax rate on continuing operations to the statutory federal tax rate is as follows:

                                                     Years ended March 31
                                     ----------------------------------------------------
                                     1994                    1993                    1992
                                     ----                    ----                    ----
Federal rate                          35%                    (34%)                   (34%)
Foreign taxes                          1                       4                       3
State taxes
Utilization of prior year
  deferred tax assets not
  previously recognized              (35)
Current year operating
  loss not tax benefitted                                      34                      34
                                     ----                     ----                    ----
Effective tax rate                     1%                       4%                      3%
                                     ====                     ====                    ====


The tax effect of the temporary differences and carryforwards which give rise to deferred tax assets and liabilities at March 31, 1994 and 1993 are as follows (in thousands):

                                                 1994                       1993
                                                -------                    -------
Deferred tax assets
  Allowance for doubtful accounts
    and other reserves                          $ 3,796                   $ 2,200
  Alternative minimum tax credit                  1,456
  Net operating loss carryovers                  10,985                    15,024
  Other                                           2,768                       888
Deferred tax liabilities
  Depreciation                                  (12,525)                   (5,910)
  Other                                            (281)
                                                -------                   -------

  Subtotal                                        6,199                    12,202
Valuation allowance                              (6,199)                  (12,202)
                                                -------                   -------
Net deferred tax asset (liability)              $  -                      $  -
                                                =======                   =======

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - INCOME TAXES (CONTINUED)

The pre-tax income (loss) from continuing operations (before discontinued operations, extraordinary items and minority interest) related to domestic and foreign operations is as follows:

                                        Years ended March 31,
                          --------------------------------------------------
                             1994                1993               1992
                          -----------        ------------        -----------
Domestic                  $14,790,000        ($11,293,000)       ($6,760,000)
Foreign                       291,000             685,000            838,000
                          -----------        ------------        -----------
Total                     $15,081,000        ($10,608,000)       ($5,922,000)
                          ===========        ============        ===========


In 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective April 1, 1992.
SFAS No. 109 requires the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The cumulative effect of this accounting change on prior years was zero.

Subsequent to the Transaction, ARI's current taxable income and loss is included in the consolidated federal income tax return filed by ERLY. Under the terms of the tax sharing agreement between ARI and ERLY, ARI will pay to or receive from ERLY the amount of income taxes currently payable or refundable computed as if ARI filed its annual tax return on a separate company basis.
The tax sharing agreement provides that ERLY will receive the benefit of any pre-Transaction tax net operating loss carryforwards generated by Comet. Under the provisions of the tax sharing agreement between ARI and ERLY, ARI owes ERLY the amount of U.S. taxes currently payable of $1.5 million upon filing of the fiscal year 1994 tax return by ARI and ERLY.

The Company and certain subsidiaries file consolidated federal income and combined state franchise tax returns. At March 31, 1994, the Company has net operating loss carryforwards for tax reporting purposes of approximately $32 million, which expire at various dates through 2008.

The Company's income tax returns for fiscal years 1979 through 1992 are currently under examination by tax authorities. The tax authorities have issued notices of proposed assessments for certain of those years. The Company has formally protested various positions taken by the tax authorities and believes that a majority of the Company's positions will be upheld. A portion of the net operating loss carryforwards may be utilized for additional taxes assessed. Management believes that adequate provisions for income taxes have been made and that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - LONG-TERM AND SUBORDINATED DEBT

A schedule of outstanding long-term and subordinated debt at March 31, 1994 and 1993 follows:

                                                     1994             1993
                                                  -----------      -----------
Long-term debt:
  Term loans due 1997, interest
    at bank prime rate plus 3.0%                  $32,000,000      $      -
  Term loans due 1997, interest
    at bank prime rate plus 5.0%                   15,800,000
  Term loans due 1996, interest
    at bank prime rate plus 3.0%                   13,300,000
  Term loans due 2008, interest
    at 6.0%                                         3,000,000
  Term loan due 1993, interest
    at bank prime rate plus 2.25%                   1,000,000         1,000,000
  Convertible note payable to
    officer, due 1995, interest
    at bank prime rate plus 2%                      1,000,000         1,000,000
  Term loan due 1993, interest
    at bank prime rate plus 1.5%                                     15,225,000
  Term loan due 1993, interest
    at bank prime rate plus 2%                                        6,493,000
  Term loan due 1993, interest
    at 22%                                                            5,245,000
  Note payable on juice facility,
    interest at 10%, maturities based
    on volume                                                         3,100,000
  Note payable on juice facility,
    interest at 13.5%, maturities
    through 1999                                                      1,101,000
  Various obligations with maturities
    to 2000, interest rates ranging from
    10% to 15%                                      1,871,000         2,401,000
  Deferred trade payables to supplier                                 5,000,000
  Less current portion of
    long-term debt                                 (7,379,000       (13,684,000)
                                                  -----------      ------------
                                                  $60,592,000      $ 26,881,000
                                                  ===========      ============
Subordinated debt:
  12-1/2% subordinated sinking fund
    debentures, net of unamortized
    discount of $0 (1994) and
    $33,000 (1993), due 2002                      $ 8,880,000      $  8,847,000
  Note payable on rice facility,
    non-interest bearing                                              1,094,000
  Less current portion of
    subordinated debt                              (1,567,000        (8,847,000)
                                                  -----------      ------------
                                                  $ 7,313,000      $  1,094,000
                                                  ===========      ============

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - LONG-TERM AND SUBORDINATED DEBT (CONTINUED)

Bond discount related to the 12 1/2% subordinated sinking fund debentures issued in 1978 was amortized over the 15-year life of the debentures and was fully amortized in 1994.

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends.

Chemonics was in violation of certain debt covenants at March 31, 1994 by not making the last term loan principal payment of $1.0 million on December 31, 1993. Negotiations are in process for a refinancing with new lenders to provide a temporary increased working capital facility for Chemonics and paydown Chemonics' existing lender.

As a result of the discontinuation of the juice operations, there still remains $8.4 million plus accrued interest of ERLY Juice's obligation to ING Capital which the Company guaranteed in exchange for a $6 million write-down of ERLY Juice obligations. Under the terms of the guarantee, ERLY is required to paydown the remaining $8.4 million (plus accrued interest) of debt within one year (by December 21, 1994) or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. The Company expects to sell sufficient assets or refinance Chemonics Industries in order to paydown the remaining obligations prior to December 21, 1994.

The $61.1 million term loans at ARI mature on December 31, 1997 with annual principal repayments required of $5.9 million, $6.0 million, $19.1 million and $30.1 million in fiscal years ending March 31, 1995, 1996, 1997 and 1998, respectively. Interest rates on the new loans range from prime plus 3% to prime plus 5% through May 31, 1995, increasing to a range of prime plus 6% to prime plus 8% by June 1997. Terms of the loans preclude dividend payments, restrict investments and capital expenditures and require the maintenance of certain financial covenants. These loans are collateralized by substantially all of ARI's fixed assets and trademarks and have junior liens on collateral for the revolving credit line.

ARI is required to maintain a minimum net book value, working capital and certain financial ratios by its lenders. A comparison of the current requirements with March 31, 1994 actual data is as follows (dollars in thousands):

                                                                                     Actual as of
                                                        Required                    March 31, 1994
                                                        --------                    --------------
         Net book value                           Greater than $26,456                  $40,299
         Working capital (adjusted)               Greater than $8,896                   $14,764
         Financial leverage                       Less than 4.8 to 1                  3.34 to 1
         Working capital leverage                 Less than 8.0 to 1                  4.86 to 1
         Coverage ratio                           Greater than 1.0 to 1               1.25 to 1


In addition, ERLY is a guarantor for all of the new ARI debt and the loan agreements contain certain restrictive covenants applicable to ERLY. Consequently, the new ARI debt contains cross default provisions with the debt of ERLY.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - LONG-TERM AND SUBORDINATED DEBT (CONTINUED)

The Company's 12-1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding balance of $8,880,000 matured on December 1, 1993. The Company has offered to exchange $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures. As of June 29, 1994, holders of approximately 95% of the Old Debentures have agreed to the exchange. The Company is in the process of paying the June 1, 1994 semi-annual interest to all of the debentureholders. The Company does not currently have adequate cash reserves to redeem the principal amount of all of the Old Debentures (with a face value of approximately $449,000) which have not agreed to the exchange but is exploring ways to deal with those debentureholders who will not exchange and believes that it can refinance the remaining amounts.

Principal maturities on ERLY's long-term and subordinated debt are as follows:
1995--$8,946,000; 1996--$7,160,000; 1997--$19,260,000;
1998--$30,260,000; 1999--$160,000; thereafter--$11,065,000.

Interest expense on long-term and subordinated debt amounted to $8,853,000
(1994), $4,017,000 (1993) and $5,651,000 (1992).


NOTE 19 - REDEEMABLE COMMON STOCK

In fiscal 1992, ERLY issued 300,000 shares of ERLY common stock in exchange for $5.4 million of debt (See Note 8). In conjunction with this transaction, ERLY entered into an agreement to repurchase all of such stock at a price of $6 per share, at the option of the stockholder, over a four-year period beginning January 1, 1994. These shares are classified as redeemable common stock in the consolidated balance sheets. At issuance, the shares were recorded at their fair market value of $1,012,000. The difference between the fair value of the common stock at issuance and its redemption value was accreted to redeemable common stock over the redemption period through charges to equity which amounted to $394,000 in 1994 and $394,000 in 1993.


NOTE 20 - STOCKHOLDERS' EQUITY

At March 31, 1994, the Company has outstanding warrants issued in conjunction with certain financing and restructuring agreements to purchase approximately 634,000 shares of ERLY common stock. The warrants are exercisable at prices ranging from $.01 to $6.87 per share, subject to adjustment, and expire from 1994 to 1998.

Included in long-term debt is a $1 million note payable to D.A. Murphy, President. The note is convertible into ERLY common stock at a conversion price of $3.75 per share.

In November 1993, the ERLY shareholders approved an amendment to the Articles of Incorporation which reduced the par value of ERLY common stock from $1.00 per share to $.01 per share. A reclassification of $3.2 million was made from common stock to paid-in capital to reflect this change.

Six thousand shares of $100 par value preferred stock are presently authorized but unissued.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

Under the Company's 1982 Incentive Stock Option Plan, 250,000 shares of common stock were reserved for the granting of options to key employees. The purchase price for shares may not be less than the market value of the shares at the date of grant. The options are exercisable 25% a year over a four-year period beginning one year after the date of issuance. Options generally expire ten years from the date of grant. The following table summarizes the activity in stock options under the Plan for 1994, 1993 and 1992:

                                         Number of                        Exercise Price
                                          Options                           Per Option
                                          -------                         --------------
Outstanding at April 1, 1991              147,342                          $3.73 - $4.51
  Granted                                    -
  Exercised                                  -
  Cancelled or expired                       -
                                          -------
Outstanding at March 31, 1992             147,342                          $3.73 - $4.51
  Granted                                    -
  Exercised                                  -
  Cancelled or expired                    (24,158)                                 $4.35
                                          -------
Outstanding at March 31, 1993             123,184                          $3.73 - $4.51
  Granted                                    -
  Exercised                                  -
  Cancelled or expired                       -
                                          -------
Outstanding at March 31, 1994             123,184                          $3.73 - $4.51
                                          =======

Exercisable at March 31, 1994             123,184
                                          =======





NOTE 21 - PROFIT-SHARING PLAN

The Company has a defined contribution profit-sharing plan covering substantially all of its employees. The Company makes a mandatory 1% matching contribution to the plan on a monthly basis and an annual contribution solely at the discretion of the Board of Directors. Total profit-sharing plan expense was $424,000 (1994), $410,000 (1993) and $412,000 (1992).

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation in the ordinary course of business. It is the opinion of management that resolution of such litigation will not have a material adverse effect on the Company.

The Company's Chemonics subsidiary has operated in the chemical and pesticide business and has potential liability for the correction of environmental contamination relating to certain of its property. Chemonics has contracted with an independent laboratory to perform sample testing and provide consultation to assess various cleanup options available. The estimated costs of such remedies are not presently determinable because the extent and scope of the cleanup required is unknown and the method by which such cleanup can be accomplished is under investigation. Management does not believe, however, that the costs associated with this matter will have a material adverse effect on the financial condition of the Company.

The Company and its subsidiaries are obligated under operating leases for plant facilities and equipment. Aggregate minimum rental commitments under operating leases with noncancellable terms of more than one year are as follows:

Year ending March 31
- - --------------------
1995                                               $ 3,446,000
1996                                                 3,284,000
1997                                                 2,677,000
1998                                                 1,671,000
1999                                                 1,009,000
Thereafter                                          16,844,000
                                                   -----------
                                                   $28,931,000
                                                   ===========


Included in minimum rental commitments is an assumed $360,000 per year on certain rice drying and storage facilities where rental payments are based on rice milling volume. Rental expense resulting from this milling volume factor was $360,000 in 1994, 1993 and 1992.

Total rental expense amounted to $3,846,000 (1994), $2,515,000 (1993) and
$2,279,000 (1992). Certain leases provide for options to renew and for payment of taxes, insurance and maintenance costs.


NOTE 23 - RELATED PARTY TRANSACTIONS

In August 1989, ERLY entered into a management agreement with ARI, under which ERLY was paid a monthly management fee of $25,000 for certain marketing, operating and management services. The management agreement expired in August 1992. ERLY recorded management fee income under this agreement of $-0- (1994), $119,000 (1993) and $300,000 (1992).

ERLY had a $921,000 note payable to ARI at March 31, 1993 and 1992, with an interest rate of prime plus 2%. As a result of the Comet and ARI combination, the note payable to ARI was combined with amounts owed to Comet Rice. The total amount payable to ARI after the May 1993 combination is approximately $10 million and is payable from dividends to be received from ARI.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - RELATED PARTY TRANSACTIONS (CONTINUED)

As a result of the Transaction, ARI entered into a management agreement between ERLY and ARI whereby ERLY acts as ARI's agent for the purpose of providing certain marketing, operating and management services to ARI. In exchange for such services, ARI pays ERLY a monthly management fee of $75,000. The $900,000 annual fee will be paid monthly and will be adjusted annually based on the most recent published Consumer Price Index. The agreement is for a period of two years with two-year automatic renewals unless one party notifies the other that it wishes to terminate the agreement.

The Company believes that the fee is as favorable as might have been obtained from a non-affiliated party, however because of its uniqueness, a comparison to possible arrangements to parties who are not affiliated with ARI is not available.

Comet Rice also purchased milled and rough rice from ARI prior to the Transaction, and sold milled and rough rice to ARI. Management believes that all such transactions with ARI were conducted at prevailing market rates or rates that were based on production cost formulas. For the two months ended May 26, 1993, Comet sales to ARI were $3,000 and purchases from ARI were $222,000. Comet had sales of milled rice to ARI of $8.9 million and $27.8 million for the years ended March 31, 1993 and 1992. Purchases from ARI amounted to $5.4 million and $17.5 million for the years ended March 31, 1993 and 1992. As a result of transactions with ARI in the ordinary course of business, Comet had a net receivable from ARI of $4.2 million and $7.2 million at March 31, 1993 and 1992 included in notes and accounts receivable in the accompanying consolidated balance sheets.


NOTE 24 - SUBSEQUENT EVENTS

On April 15, 1994, ARI entered into a joint venture agreement with Vinafood II, a company owned by the Ministry of Agriculture of the government of Vietnam. The agreement provides that ARI and Vinafood II will jointly operate a mill in the city of Can Tho, Vietnam. The joint venture will be 55% owned by ARI and 45% owned by Vinafood II.

ARI is currently awaiting the issuance of the joint venture license by the Vietnam government. ARI expects to receive the license within six months and will commence joint venture operations shortly thereafter. In anticipation of the operations, ARI has already purchased and sold 30,000 metric tons of rice from Vinafood and is assisting them in upgrading their rice operations.


NOTE 25 - 1993 RESTATEMENT

Fiscal year 1993 has been restated to reflect a $3,190,000 write-down of a property (See Notes 4 and 5). The effect of the restatement is to increase the stockholders' deficit at March 31, 1993 from $6,004,000 to $9,194,000, to increase the loss for the year from $5,483,000 to $8,673,000 and to increase the loss per share from $1.59 to $2.52.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                         Fiscal Year 1994
                                               (In thousands except per share data)
                                   -------------------------------------------------------------
                                     1st          2nd         3rd            4th
                                   Quarter*     Quarter*    Quarter*       Quarter        Total
                                   -------      -------     -------        -------      --------
Net sales                          $51,150      $84,600     $99,573        $99,501      $334,824
Gross profit                         7,154       12,879      11,760         18,941        50,734

Income from continuing
  operations                        11,189          858         379          2,339        14,765
Loss on discontinued
  operations                        (2,016)      (4,140)     (2,510)          (144)       (8,810)
Extraordinary income                10,270        5,625         897                       16,792
Minority interest                   (5,108)         156         291           (417)       (5,078)
Net income (loss)                   14,335        2,499        (943)         1,778        17,669

Primary income (loss)
  per share:
    Continuing operations**           2.81          .29         .19            .48          3.66
    Discontinued operations           (.58)       (1.19)       (.70)          (.04)        (2.41)
    Extraordinary income**            1.88         1.62         .25                         3.58
Net income (loss) per share           4.11          .72        (.26)           .44          4.83

Fully diluted income (loss)
  per share:
    Continuing operations**           2.61          .27         .19            .45          3.43
    Discontinued operations           (.54)       (1.10)       (.70)          (.03)        (2.24)
    Extraordinary income**            1.75         1.50         .25                         3.34
Net income (loss) per share           3.82          .67        (.26)           .42          4.53

Weighted average shares
  outstanding:
    Primary                          3,487        3,484       3,563          4,013         3,655
    Fully diluted                    3,754        3,751       3,563          4,280         3,922

Price range of common stock:
  High                              $5-1/4        $4-1/2     $4-1/2         $5-1/2
  Low                                2-3/4         2-3/4        2            4-1/2



* Restated for discontinued operations and/or allocation of earnings to minority interest in ARI.

** Net of applicable minority interest.

ERLY INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)



                                                                       Fiscal Year 1993*
                                                             (In thousands except per share data)
                                                -----------------------------------------------------------
                                                  1st          2nd         3rd         4th
                                                Quarter      Quarter     Quarter     Quarter         Total
                                                -------      -------     -------     -------        -------
Net sales                                       $72,641      $59,123     $41,579     $46,088      $219,431
Gross profit                                      6,855        7,073       5,354       4,346        23,628
Income (loss) from
  continuing operations                             713       (2,560)        167      (9,309)      (10,989)
Income (loss) on discontinued
  operations                                        205         (842)     (2,123)     (2,212)       (4,972)
Extraordinary income                                           4,726                   2,562         7,288
Net income (loss)                                   918        1,324      (1,956)     (8,959)       (8,673)

Primary income (loss) per share:
  Continuing operations                             .21         (.75)        .05       (2.67)        (3.19)
  Discontinued operations                           .06         (.24)       (.62)       (.64)        (1.44)
  Extraordinary income                                          1.38                     .74          2.11
Net income (loss) per share                         .27          .39        (.57)      (2.57)        (2.52)

Fully diluted income
  (loss) per share:
  Continuing operations                             .19         (.69)        .05       (2.67)        (3.19)
  Discontinued operations                           .06         (.23)       (.62)       (.64)        (1.44)
  Extraordinary income                                          1.28                     .74          2.11
Net income (loss) per share                         .25          .36        (.57)      (2.57)        (2.52)

Weighted average shares
  outstanding:
  Primary                                         3,430        3,430       3,438       3,480         3,444
  Fully diluted                                   3,697        3,697       3,438       3,480         3,444

Price range of common stock:
  High                                           $3-3/8       $2-5/8      $4-1/4      $4-3/4
  Low                                             1-7/8        1-1/2       1-1/2       2-7/8


* Restated for discontinued operations.

Significant items increasing (decreasing) net income for the fourth quarter of 1993 are as follows (in thousands): write-down of portion of ERLY's investment in ARI relating to Houston property - ($3,190); extraordinary income on extinguishment of debt related to ERLY Juice - $2,562; gain on sale of subsidiary - $1,392; increase in allowances for doubtful accounts - ($2,000); write-down of year-end inventories by ERLY Juice - ($945); and, accounts payable adjustment by ERLY Juice -($1,000).

                          Independent Auditors' Report

Board of Directors
ERLY Industries Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of ERLY Industries Inc. and subsidiaries (the "Company") at March 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedules listed in the Index at
Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ERLY Industries Inc. and subsidiaries at March 31, 1994 and 1993, and the results of their operations and cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in default on certain of its bank debt covenants at its Chemonics subsidiary and the Company has certain obligations due in fiscal 1995 which it will be unable to meet without selling assets or refinancing indebtedness. These conditions raise doubt about its ability to continue as a going concern. Management's plan is described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, in May 1993 the Company consummated a transaction whereby it increased its ownership in American Rice, Inc. ("ARI") from 48% to 81% of the voting rights of ARI stock in exchange for substantially all of the assets, subject to all of the liabilities, of its wholly owned subsidiary, Comet Rice, Inc. The transaction also involved the refinancing of the combined indebtedness of Comet Rice, Inc. and American Rice, Inc.

As discussed in Notes 4, 5 and 25, the 1993 consolidated financial statements have been restated from amounts previously reported to reflect a $3,190,000 write-down of a property.



DELOITTE & TOUCHE

July 8, 1994
Los Angeles, California

                  ITEM 14(A)2.  FINANCIAL STATEMENT SCHEDULES


                   ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)

               SCHEDULE III - CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                              Years ended March 31,
                                                     -------------------------------------
                                                        1994           1993         1992
                                                        ----           ----         ----
Corporate overhead expenses                          ($ 2,185)      ($ 1,091)    ($ 2,360)
Income from subsidiaries                                  909          1,092          769
Interest expense                                       (1,508)        (1,517)      (1,833)
Interest income                                           268            165          670
Other income                                               72              9          594
Gain on sale of partial interest
  in subsidiary                                        11,768
Income on investments                                                               1,000
                                                      -------        -------      -------
Income (loss) before taxes on income
  (benefit), extraordinary item and
  minority interest                                     9,324         (1,342)      (1,160)

Taxes on income (benefit)                              (3,011)             2
                                                      -------        -------      -------
Income (loss) before extraordinary
  item and minority interest                           12,335         (1,344)      (1,160)

Extraordinary item - gain on
  debt discount                                           897           -            -
                                                      -------        -------     --------

Income (loss) before undistributed
  earnings (losses) of subsidiaries
  and minority interest                                13,232         (1,344)      (1,160)
Undistributed earnings (losses)
  of subsidiaries                                       9,515         (7,329)     (11,379)
                                                      -------        -------      -------
                                                       22,747         (8,673)     (12,539)

Minority interest in earnings
  of consolidated subsidiary                           (5,078)
                                                      -------        -------      -------

Net income (loss)                                     $17,669       ($ 8,673)    ($12,539)
                                                      =======        =======      =======

                   ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)

                    SCHEDULE III - CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 March 31,
                                                       ---------------------------
                                                          1994              1993
                                                          ----              ----
ASSETS
Current assets:
  Cash                                                 $    50           $    26
  Notes and accounts receivable, net                         5               298
  Other current assets                                       4               291
                                                       -------           -------

    Total current assets                                    59               615

Long-term notes receivable                               1,019             4,890
Property, plant and equipment, net                      11,085                 6
Investment in subsidiaries*                             32,280               392
Other assets                                               139                31
                                                       -------           -------

                                                       $44,582           $ 5,934
                                                       =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to ARI                                  $   -             $   921
  Accounts payable and other
    current liabilities                                  4,349             2,953
  Current portion of long-term
    and subordinated debt                                1,641             8,847
                                                      --------           -------

    Total current liabilities                            5,990            12,721

Long-term debt                                           4,444             1,001
Subordinated debt                                        7,313
Minority interest                                       19,700
Deferred income taxes                                   (3,059)

Redeemable common stock                                  1,800             1,406
Stockholders' equity:
  Common stock                                              34             3,187
  Additional paid-in capital                            16,157            12,687
  Retained earnings (deficit)                           (6,450)          (24,119)
  Cumulative foreign currency
    adjustments                                         (1,347)             (949)
                                                       -------           -------

    Total stockholders' equity                           8,394            (9,194)
                                                       -------           -------

                                                       $44,582           $ 5,934
                                                       =======           =======




*  Recorded at equity in net assets of subsidiaries.

                   ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)

               SCHEDULE III - CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Years ended March 31,
                                                                  ------------------------------------
                                                                     1994         1993           1992
                                                                     ----         ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                                                $17,669     ($ 8,673)      ($12,539)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
  Undistributed (earnings) losses
    of subsidiaries, net of minority interest                       (4,437)       7,329         11,379
  Depreciation and amortization                                        677          113            128
  Provision for loss on receivables                                                (250)           250
  Income on investments                                                                         (1,000)
  Gain on sale of partial investment
    in subsidiary                                                  (11,768)
  Extraordinary income - debt discount                                (897)
  Change in assets and liabilities
    net of effects of acquisition
    and sale of businesses:
      Decrease in receivables                                          293          941            370
      (Increase) decrease in prepaid
        expenses and other current assets                              287         (286)            58
      Decrease in assets held for sale                                                           1,379
      Increase (decrease) in accounts payable
        and other current liabilities                               (1,659)        (882)         1,100
                                                                  --------      -------        -------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                 165       (1,708)         1,125

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                           (12)
  Payment on note receivable from
    California CoPackers                                                          5,200
  Distributions (to) from subsidiaries                                (278)      (1,885)          (275)
  Other, net                                                           123           46            218
                                                                   -------      -------        -------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                                (167)       3,361            (57)

FINANCING ACTIVITIES:
  Principal payments on long-term debt                                             (214)           (81)
  Principal payments on subordinated debt                                        (1,360)        (1,360)
  Proceeds from sale of stock                                           26          145             27
                                                                  --------      -------        -------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                  26       (1,429)        (1,414)
                                                                  --------      -------        -------

INCREASE (DECREASE) IN CASH DURING THE YEAR                             24          224           (346)
CASH, BEGINNING OF YEAR                                                 26         (198)           148
                                                                  --------      -------        -------

CASH, END OF YEAR                                                 $     50      $    26       ($   198)
                                                                  ========      =======        ========

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT



                           Balance at                                                         Balance at
                            beginning       Additions     Retirements                           end of
Description                 of period        at cost        or sales        Other (a)           period
- - -----------                 ---------        ---------    ------------     -----------        ----------
Year ended
March 31, 1994
- - --------------
Land                      $   980,000     $      -        ($  739,000)      $  265,000     $    506,000
Buildings and
  improvements             10,730,000          14,000      (7,117,000)      25,753,000       29,380,000
Machinery and
  equipment                42,258,000       3,289,000     (20,320,000)      20,155,000       45,382,000
                          -----------     -----------     -----------      -----------     ------------
    Total                 $53,968,000     $ 3,303,000    ($28,176,000)     $46,173,000     $ 75,268,000
                          ===========     ===========     ===========      ===========     ============
Year ended
March 31, 1993
- - --------------
Land                      $   979,000     $    -          $    -           $     1,000      $   980,000
Buildings and
  improvements             10,817,000         111,000        (124,000)         (74,000)      10,730,000
Machinery and
  equipment                44,034,000       5,089,000      (6,901,000)          36,000       42,258,000
                          -----------     -----------     -----------       ----------      -----------
                           55,830,000       5,200,000      (7,025,000)         (37,000)      53,968,000
Rice facility
  disposed in
  July 1992                21,828,000                     (21,828,000)
                          -----------     -----------     -----------      -----------      -----------
    Total                 $77,658,000     $ 5,200,000    ($28,853,000)    ($    37,000)     $53,968,000
                          ===========     ===========     ===========      ===========      ===========

Year ended
March 31, 1992
- - --------------
Land                      $ 1,236,000     $      -        $      -         ($  257,000)    $    979,000
Buildings and
  improvements             17,210,000         393,000         (27,000)      (6,759,000)      10,817,000
Machinery and
  equipment                57,552,000       1,909,000        (411,000)     (15,016,000)      44,034,000
                          -----------     -----------     -----------      -----------      -----------
                           75,998,000       2,302,000        (438,000)     (22,032,000)      55,830,000
Rice facility
  disposed in
  July 1992                                                                 21,828,000       21,828,000
                          -----------     -----------     -----------      -----------      -----------
    Total                 $75,998,000     $ 2,302,000    ($   438,000)    ($   204,000)     $77,658,000
                          ===========     ===========     ===========      ===========      ===========

(a) Includes (1) adjustments relating to application of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", (2) 1994 addition of $34.9 million of American Rice, Inc. assets upon the May 26, 1993 combination with Comet Rice, (3) 1994 step-up of Comet's Maxwell, California rice facility by $11.6 million as described in Note 6 to the consolidated financial statements, and (4) reclassification in 1992 of assets relating to the Greenville, Mississippi rice facility to segregate as a separate caption.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                             Additions
                           Balance at        charged to                                       Balance at
                           beginning         costs and    Retirements                           end of
Description                of period         expenses       or sales        Other (a)           period
- - -----------                ------------      ----------   ------------     -----------        ----------
Year ended
March 31, 1994
- - --------------
Buildings and
  improvements             $ 3,114,000       $ 738,000   ($ 1,416,000)     $ 1,097,000      $ 3,533,000
Machinery and
  equipment                 19,997,000       3,974,000     (6,521,000)        (749,000)      16,701,000
                           -----------      ----------    -----------      -----------      -----------
    Total                  $23,111,000      $4,712,000   ($ 7,937,000)     $   348,000      $20,234,000
                           ===========      ==========    ===========      ===========      ===========

Year ended
March 31, 1993
- - --------------
Buildings and
  improvements             $ 2,606,000      $  497,000   ($     3,000)      $   14,000      $ 3,114,000
Machinery and
  equipment                 20,660,000       2,953,000     (3,498,000)        (118,000)      19,997,000
                           -----------      ----------    -----------       ----------      -----------
                            23,266,000       3,450,000     (3,501,000)        (104,000)      23,111,000
Rice facility
  disposed in
  July 1992                  7,797,000                     (7,797,000)                           -
                           -----------      ----------    -----------       ----------      -----------
    Total                  $31,063,000      $3,450,000   ($11,298,000)     ($  104,000)     $23,111,000
                           ===========      ==========    ===========       ==========      ===========

Year ended
March 31, 1992
- - --------------
Buildings and
  improvements             $ 3,398,000      $  616,000    ($  127,000)     ($1,281,000)     $ 2,606,000
Machinery and
  equipment                 23,621,000       3,769,000       (159,000)      (6,571,000)      20,660,000
                           -----------      ----------     ----------       ----------      -----------
                            27,019,000       4,385,000       (286,000)      (7,852,000)      23,266,000
Rice facility
  disposed in
  July 1992                                                                  7,797,000        7,797,000
                           -----------      ----------     ----------       ----------      -----------
    Total                  $27,019,000      $4,385,000    ($  286,000)     ($   55,000)     $31,063,000
                           ===========      ==========     ==========       ==========      ===========



(a) Includes (1) adjustments relating to application of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", and (2) reclassification in 1992 of accumulated depreciation relating to the Greenville, Mississippi rice facility to segregate as a separate caption.

                              ERLY INDUSTRIES INC.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                    Additions
                                             ------------------------
                             Balance at      Charges to       Charges     Deductions     Balance at
                             beginning       costs and        to other       from          end of
Description                   of period       expenses        accounts    reserves(a)      period
- - -----------                   ---------      ----------       --------    -----------    ----------
Year ended
March 31, 1994
- - --------------
Allowance for
  doubtful
  accounts                    $3,280,000     $3,247,000    ($3,919,000)   ($  743,000)    $1,865,000
                              ==========     ==========     ==========     ==========     ==========
Reserve for
  notes
  receivable                  $  200,000                                  ($  200,000)    $    -
                              ==========     ==========     ==========     ==========     ==========
Reserve for
  discontinued
  businesses                  $1,582,000                                  ($1,064,000)    $  518,000
                              ==========     ==========     ==========     ==========     ==========

Year ended
March 31, 1993
- - --------------
Allowance for
  doubtful
  accounts                    $  956,000     $2,474,000    ($   34,000)   ($  116,000)    $3,280,000
                              ==========     ==========     ==========     ==========     ==========
Reserve for
  notes
  receivable                  $2,000,000                                  ($1,800,000)    $  200,000
                              ==========     ==========     ==========     ==========     ==========
Reserve for
  discontinued
  businesses                  $2,189,000                                  ($  607,000)    $1,582,000
                              ==========     ==========     ==========     ==========     ==========

Year ended
March 31, 1992
- - --------------
Allowance for
  doubtful
  accounts                    $  748,000     $  883,000    ($   14,000)   ($  661,000)    $  956,000
                              ==========     ==========     ==========     ==========     ==========
Reserve for
  notes
  receivable                  $3,000,000                                  ($1,000,000)    $2,000,000
                              ==========     ==========     ==========     ==========     ==========
Reserve for
  discontinued
  businesses                  $3,455,000                                  ($1,266,000)    $2,189,000
                              ==========     ==========     ==========     ==========     ==========



(a) Uncollectible accounts written off to allowance for doubtful accounts; reduction of reserve for notes receivable in 1994, 1993 and 1992; and, charges to restructure reserve for discontinued businesses.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                                     Years ended March 31,
                                          ---------------------------------------------
                                             1994             1993               1992
                                             ----             ----               ----
Maintenance and repairs                   $5,102,000         $1,368,000      $2,680,000

Amortization of intangible
         assets                              (A)                (A)             (A)

Taxes, other than payroll
         and income taxes:

                    Property taxes           (A)                (A)             (A)

                    Other taxes              (A)                (A)             (A)

Advertising costs                            (A)                (A)             (A)





(A)  Amounts are not presented as they do not exceed one percent of sales.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, ERLY Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ERLY INDUSTRIES INC.



                                     By /s/  Gerald D. Murphy
                                     ---------------------------------------
                                     Gerald D. Murphy, Chairman of the Board
                                     (Chief Executive Officer)

                                     By /s/  Richard N. McCombs
                                     ---------------------------------------
                                     Richard N. McCombs, Vice President and
                                     Chief Financial Officer
                                     (Chief Accounting Officer)

Date: July 8, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ERLY Industries Inc. and in the capacities and on the dates indicated:



/s/  Gerald D. Murphy                           /s/ Douglas A. Murphy
- - ---------------------------                     -----------------------------
Gerald D. Murphy, Director                      Douglas A. Murphy, Director


/s/  Bill J. McFarland                          /s/ William H. Burgess
- - ---------------------------                     -----------------------------
Bill J. McFarland, Director                     William H. Burgess, Director

                                  EXHIBIT I.1

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES

                 CALCULATION OF PRIMARY INCOME (LOSS) PER SHARE
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                          Years ended March 31,
                                                      -------------------------------------------------------------
                                                        1994        1993*         1992*        1991*         1990*
                                                      -------      -------       -------      -------       -------
Income (loss) from
  continuing operations                               $14,765     ($10,989)     ($ 6,361)     $ 5,626       $ 2,884
Income (loss) on
  discontinued operations                              (5,248)      (4,972)      (10,614)      (3,766)       (2,429)
Income (loss) on disposal of
  discontinued businesses                              (3,562)                                  1,400
Income from extraordinary items                        16,792        7,288         4,436
Minority interest                                      (5,078)
                                                      -------      -------       -------      -------       -------

  Net income (loss)                                   $17,669     ($ 8,673)     ($12,539)     $ 3,260       $   455
                                                      =======      =======       =======      =======       =======

Average number of shares of
  common stock and common
  stock equivalents outstanding**:
   Average number of shares of
    common stock outstanding                            3,535        3,444         3,127        3,089         3,029
   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                                         120         (a)           (a)          (b)           (b)
                                                       ------       ------        ------       ------        ------
    Total                                               3,655        3,444         3,127        3,089         3,029
                                                       ======       ======        ======       ======        ======

Primary income (loss)
  per common share:
  Income (loss) from
    continuing operations (c)                          $ 3.66      ($ 3.19)      ($ 2.03)      $ 1.82        $  .95
  Income (loss) on
    discontinued operations                             (1.44)       (1.44)        (3.40)       (1.21)         (.80)
  Income (loss) on disposal of
    discontinued businesses                              (.97)                                    .45
  Income from extraordinary items (c)                    3.58         2.11          1.42
                                                       ------       ------        ------       ------        ------
  Primary income (loss)
    per common share                                   $ 4.83      ($ 2.52)      ($ 4.01)      $ 1.06        $  .15
                                                       ======       ======        ======       ======        ======


*     Restated for discontinued operations.

** Retroactively adjusted to give effect to 10% stock dividends in September 1990 and November 1989.

(a) Exercise of stock options and warrants is not assumed as the computation would be anti-dilutive.

(b) The dilutive effect of stock options and warrants was less than 3%; therefore none are shown above.

(c)   Net of applicable minority interest.

                                  EXHIBIT I.2

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES

              CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                          Years ended March 31,
                                                      -------------------------------------------------------------
                                                        1994        1993*         1992*        1991*         1990*
                                                      -------      -------       -------      -------       -------
Income (loss) from
  continuing operations                               $14,765     ($10,989)     ($ 6,361)     $ 5,626       $ 2,884
Interest adjustment                                        80           80            80           80            80
                                                      -------      -------       -------      -------       -------
                                                       14,845      (10,909)       (6,281)       5,706         2,964
Income (loss) on
  discontinued operations                              (5,248)      (4,972)      (10,614)      (3,766)       (2,429)
Income (loss) on disposal of
  discontinued businesses                              (3,562)                                  1,400
Income from extraordinary items                        16,792        7,288         4,436
Minority interest                                      (5,078)
                                                      -------      -------       -------      -------       -------

  Net income (loss)
    as adjusted                                       $17,749     ($ 8,593)     ($12,459)     $ 3,340       $   535
                                                      =======      =======       =======      =======       =======

Average number of shares of
  common stock and common
  stock equivalents outstanding**                       3,655        3,444         3,127        3,089         3,029
Other potentially
  dilutive securities:
  Common stock issuable upon
   conversion of note payable                             267         (a)           (a)           212          (a)
                                                       ------       ------        ------       ------        ------
    Total                                               3,922        3,444         3,127        3,301         3,029
                                                       ======       ======        ======       ======        ======

Fully diluted income (loss)
  per common share:
  Income (loss) from
    continuing operations (b)                          $ 3.43      ($ 3.19)      ($ 2.03)      $ 1.73        $  .95
  Income (loss) on dis-
    continued operations                                (1.33)       (1.44)        (3.40)       (1.14)         (.80)
  Income (loss) on disposal of
    discontinued businesses                              (.91)                                    .42
  Income from extraordinary items (b)                    3.34         2.11          1.42
                                                       ------       ------        ------       ------        ------
  Fully diluted income (loss)
    per common share                                   $ 4.53      ($ 2.52)      ($ 4.01)      $ 1.01        $  .15
                                                       ======       ======        ======       ======        ======




*     Restated for discontinued operations.

** Retroactively adjusted to give effect to 10% stock dividends in September 1990 and November 1989.

(a) Exercise of stock options, warrants and convertible notes is not assumed as the computation would be anti-dilutive.

(b)   Net of applicable minority interest.

                                   EXHIBIT II

                              ERLY INDUSTRIES INC.

                                  SUBSIDIARIES


The following is a list of all parents and principal subsidiaries of the Company reflecting ownership and the state or country of incorporation:

                                                                               % of Voting
                                                                                Securities
Parent                                Subsidiaries                                Owned
- - ------                                ------------                             ------------
ERLY Industries Inc.                  American Rice, Inc.                          81%
(California)                          (Texas)

                                      Chemonics Industries, Inc.                  100%
                                      (Arizona)

                                      The Beverage Source Inc.                    100%
                                      (California)

                                      ERLY Juice Inc.                             100%
                                      (California)

                                      Worldmark, Inc.                             100%
                                      (Michigan)

American Rice, Inc.                   Comet Rice of Puerto Rico, Inc.             100%
(Texas) (Delaware)

                                      Comet Ventures, Inc.                         90%
                                      (California)

                                      Comet Rice of Jamaica, Ltd.                 100%
                                      (Jamaica)

                                      Rice Corporation of Haiti                   100%
                                      (Haiti)

Chemonics Industries, Inc.            Chemonics Industries (Canada) Ltd.          100%
(Arizona)                             (Canada)

Worldmark, Inc.                       Eau Claire Packing Company                  100%
(Michigan)                            (Michigan)


All subsidiaries are included in the consolidated financial statements.