Form 10-K/A
period 1993-03-31
ERLY INDUSTRIES INC
filed 1994-08-11
CIK 30966

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A


           AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1993


                         Commission file number 1-7894


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



                                AMENDMENT NO. 2

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended March 31, 1993, as set forth on the pages attached hereto:

                 Item 1.   Business
                 Item 2.   Properties
                 Item 3.   Legal Proceedings
                 Item 4.   Submission of Matters to a Vote of Security Holders
                 Item 5.   Market for the Company's Common Stock and Related Stockholder Matters
                 Item 6.   Selected Financial Data
                 Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations
                 Item 8.   Consolidated Financial Statements
                 Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                 Item 10.  Directors and Executive Officers of the Company
                 Item 11.  Executive Compensation
                 Item 12.  Security Ownership of Certain Beneficial Owners and Management
                 Item 13.  Certain Relationships and Related Transactions
                 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ERLY Industries Inc.
                                        ------------------------------
                                                  Registrant




         Date:  July 8, 1994         By /s/ Richard N. McCombs
                                        ------------------------------
                                        Richard N. McCombs
                                        Vice President and
                                        Chief Financial Officer

                              ERLY INDUSTRIES INC.
                       FOR THE YEAR ENDED MARCH 31, 1993
                               TABLE OF CONTENTS
                           FORM 10-K/A ANNUAL REPORT
                                AMENDMENT NO. 2


Part I
- - - ------
  Item 1:         Business                                  See pages 2-11

  Item 2:         Properties                                See pages 12-13

  Item 3:         Legal Proceedings                         See "Commitments and Contingencies"
                                                              on pages 69-70

  Item 4:         Submission of Matters                     See page 13
                  to a Vote of Security
                  Holders

Part II
- - - -------
  Item 5:         Market for the Company's                  See page 14
                  Common Stock and Related
                  Stockholder Matters

  Item 6:         Selected Financial Data                   See pages 29-30

  Item 7:         Management's Discussion                   See pages 31-41
                  and Analysis of Financial
                  Condition and Results of
                  Operations

  Item 8:         Consolidated Financial                    See pages 42-74
                  Statements

  Item 9:         Changes in and                            See page 14
                  Disagreements with
                  Accountants on Accounting
                  and Financial Disclosure

Part III
- - - --------
  Item 10:        Directors and Executive                   See pages 15-16
                  Officers of the Company

  Item 11:        Executive Compensation                    See pages 17-22

  Item 12:        Security Ownership of                     See pages 22-24
                  Certain Beneficial Owners
                  and Management

  Item 13:        Certain Relationships                     See pages 24-25
                  and Related Transactions


Part IV
- - - -------
  Item 14:        Exhibits, Financial                       See pages 26-85
                  Statement Schedules and
                  Reports on Form 8-K

                                     PART I

                               ITEM 1.  BUSINESS

ERLY Industries Inc. (the "Company" or "ERLY") is engaged primarily in the food processing business, with rice and juice its principal food product lines. The Company conducts its food processing business through Comet Rice, Inc. ("Comet Rice" or "Comet"), one of the largest rice millers in the United States, and ERLY Juice Inc. ("ERLY Juice"), a processor and bottler of orange juice, grapefruit juice and other beverages. In May 1993, the Company completed a transaction with American Rice, Inc. ("ARI") through which ERLY increased its ownership interest in the voting power of ARI from 48% to 81%. American Rice is an international company active in all phases of rice processing, trading and marketing.

The Company also owns Chemonics Industries, Inc. ("Chemonics"), a subsidiary with an international consulting division and a fire retardant chemicals business.

ERLY was incorporated in California in 1964. Its executive offices are located at 10990 Wilshire Boulevard, Suite #1800, Los Angeles, California, 90024.


COMET RICE, INC.

Comet purchases, processes and markets rice and rice by-products for sale in domestic and foreign markets.

The Company entered the rice business in 1970 when it acquired all of the assets of Comet which had operated through predecessor companies since 1902. Subsequent acquisitions were made to add United Rice Growers and Millers (April
1979), PIRMI Delta, Inc. (October 1982), and Comet Rice of Puerto Rico, Inc. (April 1983).

In 1988, Comet also acquired a 72% interest in Aqaba Packaging Company (APC), incorporated under the laws of Jordan. The remaining 28% was owned by Amman Resources, an unaffiliated Jordanian company. APC was formed for the purpose of finishing and packaging rice for sales in Iraq, Jordan and other Middle East markets. The primary asset of this corporation was a bulk receiving and packaging facility in Aqaba, Jordan.


COMBINATION WITH AMERICAN RICE, INC.

In 1988, Comet acquired a 48% interest in American Rice, Inc. On March 7, 1991, the shareholders of ARI (including a majority of shareholders of ARI other than ERLY) approved the merger of ARI into Comet, subject to obtaining the required financing by the merger agreement. On August 23, 1992, ARI entered into an Interim Forbearance Agreement with three of its lenders under which, among other things, ARI agreed with these three lenders that the merger agreement was effectively terminated as a result of the delays in obtaining the necessary financing. The merger agreement was subsequently formally terminated, as provided for in the merger agreement, based on the mutual consent of both ARI and Comet, which was effective August 23, 1992.

During the period from August 23, 1992 through May 26, 1993, ARI obtained numerous extensions and forbearances. However, by December 1, 1992 several legal actions by some of ARI's lenders to exercise remedies commenced. The legal actions included several postings by one of ARI's lenders, Rabobank, to foreclose on ARI's Freeport properties. The last foreclosure date was set for June 1, 1993.

On May 26, 1993, ERLY, Comet and ARI consummated a transaction for ARI to acquire substantially all of the assets of Comet and assume all of Comet's liabilities (the "Transaction"). The Transaction was structured as a sale of assets due to the need to complete the Transaction in a form that was acceptable to the new lenders, so that it could be accomplished before the June 1, 1993 foreclosure date. ARI also refinanced the combined indebtedness of ARI and Comet ("Refinancing"). Since ERLY, the sole shareholder of Comet, will own the larger portion of the voting rights in the surviving corporation, the Transaction is accounted for as a reverse acquisition of ARI by ERLY.

In exchange for the assets acquired (and liabilities assumed) from Comet, ARI issued to ERLY 14,000,000 shares of a newly designated Series B Preferred Stock, $1 par value. Each share of Series B Preferred Stock provides for annual cumulative, non-participating dividends of $.37, is convertible into two shares of ARI common stock, is entitled to two votes, and has a liquidation preference of $1.00 per share. The Series B Preferred Stock carries an aggregate dividend of approximately $5.2 million per year.

The refinancing included a $47.5 million line of credit by Congress Financial and $65.3 million of term loans which were led by Chase Manhattan Bank (Chase). Proceeds from this refinancing paid down ARI's $15 million revolving credit line provided by Rabobank, Texas Commerce Bank (TCB) and Bank of America, ARI's $13.3 million term loan provided by Rabobank, a settlement of ARI's $35.5 million term loan (see Note 3 to the Consolidated Financial Statements) held by TCB, Bank for Cooperatives and six insurance companies, and a paydown of Comet's revolving and term debt of $44.4 million provided by Chase, Internationale Nederlanden Bank (ING Bank) and TCB.

Additional cash was required in order to complete refinancing for the Transaction. Subsequent to the embargo on trade with Iraq in 1990 (see Export Sales of Rice), the Aqaba facility was underutilized and during that period was operating at approximately 10% of capacity. Prior to the Iraq embargo, the Aqaba facility operated at over 90% of capacity. Although impartial access to the Aqaba facility to all users of the facility subsequent to its sale in April 1993, will eliminate a major competitive advantage held by Comet in sales to Iraq and Jordan, the reduced volume of U.S. rice shipped to those countries during the past three years indicate that the disposal will have a minimal effect on Comet's operations. Therefore, Comet sold its interest in APC in April 1993 to the 28% owner for $2.5 million in cash and future payments to be determined related to the quantity of U.S. rice packaged by the Aqaba facility. Comet has no remaining affiliation with the purchaser.

The terms of the revolver included a two year commitment at an interest rate of prime plus 2%. The $65.3 million term loans mature on December 31, 1997 with annual principal repayments required of $4.2 million, $5.9 million, $5.9 million, $5.9 million and $43.4 million in fiscal years ending March 31, 1994, 1995, 1996, 1997 and 1998, respectively. Interest rates range from prime plus 3% to prime plus 5% through May 1995, increasing to a range of prime plus 6% to prime plus 8% by 1997.

ARI's loan agreements with its lenders contain various restrictions on the ability of ARI to pay dividends on the Series B Preferred and, as a result, ARI is currently precluded from paying the dividends. The Comet assets acquired by ARI did not include the ARI stock previously held by Comet. In connection with the Transaction, Comet transferred the ARI stock held by it to ERLY. Comet's combined holdings of ARI common stock and ARI Series A Preferred Stock prior to the Transaction, represented 48% of the voting power of the outstanding ARI stock. As a result of the Transaction, ERLY holds 81% of the combined voting power of ARI stock outstanding after the Transaction. In addition, ERLY is a guarantor for all of the new ARI debt and the loan agreements contain certain restrictive covenants applicable to ERLY.

The Comet-ARI Transaction provides a significant benefit to the Company. The Company's investment in ARI (carried on the Company's books as of March 31, 1993 at $13.1 million) is preserved and enhanced as a result of the restructuring and resultant refinancing. As a result of the Transaction, ARI should have improved ability to service debt, a more diversified market for its products, an expanded share of domestic and export rice markets, more diversified sources for its supply of rough rice and improved abilities to reduce costs, operate more efficiently and develop markets for its products.

The Transaction is expected to reduce manufacturing and distribution costs for both companies' facilities as both companies process and package product closer to the ultimate customer which would increase gross margins. ARI's Freeport facility, which operated at 85% and 72% capacity in fiscal 1993 and 1992, respectively, provides Comet access to a Texas rice facility located on a deepwater port. Comet will utilize excess capacity at the Freeport facility to process and package rice for sales to Comet's Caribbean customers. ARI may utilize Comet's California facility to package rice for sales to its California customers.

Selling, general and administrative costs are also expected to be lower due to the consolidation of these functions at both companies. It is estimated that most of these savings will come from relatively lower personnel costs and similar expenses such as legal, insurance and auditing fees.

The Transaction will allow better utilization of both companies' facilities due to increased bank credit lines and working capital which will allow the Company to purchase additional raw product and sell to more export markets.

As part of the Transaction, ARI and the Company have entered into a management agreement. This agreement recognizes that ARI will be part of ERLY's group of affiliated companies and as such will participate in the benefits of the overall management and administrative expertise of ERLY. ARI will pay $900,000 per year to ERLY under the terms of this agreement. The amount to be paid by ARI to ERLY is expected to provide a reasonable but not precise allocation of management costs incurred by ERLY on behalf of ARI. There are, of course, no comparable costs for such services as compared to those that could be obtained from non-affiliated parties; however, the Company believes such costs are not in excess of those that would be required to obtain such management services from non-affiliated parties.


OPERATIONS

Comet's staff of buyers purchases rough rice from a large number of growers in California, Texas, Arkansas, Louisiana, Mississippi and Missouri. Comet's purchases are customarily accomplished through competitive bidding against various rice milling and marketing cooperatives and companies. The rough rice, purchased from the rice growers, is delivered to one of Comet's storage plants located in Maxwell, California; Stuttgart, Arkansas; Harrisburg, Arkansas (disposed in April 1993); and Greenville, Mississippi (disposed in July 1992), or to public warehouses or other storage facilities until it is transferred to one of Comet's processing plants, located in Maxwell, California; Greenville, Mississippi (disposed in July 1992); Arecibo, Puerto Rico (closed in September
1992); and Stuttgart, Arkansas. At these plants, Comet processes and mills the rough rice into any one of its several rice products, including brown and white rice, parboiled rice, rice flour, rice bran, millfeed and hulls.

Comet's rice plant in Greenville, Mississippi was sold through foreclosure sale in July 1992 (see Management's Discussion and Analysis and Note 6 to the Consolidated Financial Statements).

Comet packages processed rice in bulk bags or in branded consumer packages under its own labels. Comet sells its rice products to approximately 300 customers, including food market chains, institutions, processors, exporters and foreign customers.

The following table presents a comparison of Comet's domestic and export rice sales in hundredweight ("cwt.") and dollars for the three years ended March 31, 1993:
                         Net sales of Comet Rice, Inc.
                        (Cwt. and dollars in thousands)

                              Domestic                        Export                          Total
     Years ended       ----------------------        -----------------------      ----------------------------
       March 31        Cwt.         $       %         Cwt.         $       %        Cwt.          $         %
     -----------      -----      -------   --        -----      -------   --      ------       -------     ---
        1993          6,948       90,288   53        5,970       79,329    47     12,918       169,617     100
        1992          6,542      101,373   47        7,921      112,717    53     14,463       214,090     100
        1991          6,449      103,753   47        8,665      115,166    53     15,114       218,919     100


Net sales are not necessarily indicative of operating profit since rough rice costs vary significantly resulting in corresponding changes in selling prices. This is particularly true in the export market where the volume of rice sold, the cost of rough rice and Comet's milling margins vary from time to time depending on fluctuations in the world market.


DOMESTIC SALES OF RICE

Comet sells rice in bulk to restaurants, institutions, governmental agencies, cereal manufacturers, breweries, repackagers and other processors. Comet also markets various brands of packaged rice to wholesalers and food market retailers for household consumption. Comet's rice flour, bran and breading products are purchased by customers in the bakery and specialty food industries, and its rice by-products (including bran, hulls and millfeed) are distributed through feed dealers.

Comet sells its rice products for use in domestic markets through direct contact with major accounts and representation by a small network of independent food brokers. Comet maintains a small sales organization to supervise its dealings with brokers and to handle sales to national accounts.

Sales revenue from domestic sales has declined in each of the past two years due to unit price decreases which have more than offset additional revenue from increased volume. The price declines relate primarily to lower rough rice cost.


EXPORT SALES OF RICE

Rice processed at milling facilities at Maxwell, California; Stuttgart, Arkansas; and Greenville, Mississippi (disposed in July 1992) is sold in bulk and in various bag sizes to export customers. Export sales are made directly to customers in foreign countries and to U.S. exporters that in turn sell the rice in foreign markets. A significant quantity of proprietary branded product is included in packaged export sales. Comet's sales organization oversees broker operations and sales to exporters.

Export sales are subject to significant fluctuations due to wide variations in supply and demand as a result of the impact of such factors as the relative strength of the United States dollar to other foreign currencies and both U.S. and foreign governmental agriculture and trade policies. Accordingly, sales by geographical area will vary significantly from quarter to quarter and from year to year. The Company's exposure to foreign currency fluctuations are not material as Comet requires sales to foreign customers to be priced in U.S. dollars and payable by irrevocable letters of credit by a major bank prior to shipment. Additional material business risks relating to export sales are discussed under "Competition" and "Significant Business Factors."

Export sales in 1993 reflect a substantial decline in dollars and cwt. compared to 1992 and 1991. During the three years ended March 31, 1993, Comet's export sales by geographical area were as follows:

                                               Years ended March 31
                                        ----------------------------------
                                          1993         1992         1991
                                        --------     --------     --------
Export sales
  Middle East                           $46,208      $ 31,181     $ 57,018
  Caribbean                              11,016        30,355          169
  Europe                                  8,974        15,089       13,161
  Africa                                  2,114        11,380        4,867
  Far East                                1,193         1,375        5,989
  Canada                                  1,163         3,245        4,737
  South America                              51         9,953       17,401
  Other                                   8,610        10,139       11,824
                                        -------      --------     --------
Total export sales                      $79,329      $112,717     $115,166
                                        =======      ========     ========


Comet's revenues include export sales to customers in the Middle East of 15%, 9% and 16% of ERLY's total consolidated revenues for the years ended March 31, 1993, 1992 and 1991, respectively.

In fiscal years 1988 to 1991, Comet's largest customer in the Middle East was Iraq. Sales to Iraq were made directly to the Iraqi Grain Board, the official buying agency for the Iraq government, or through a United States grain exporter. Comet's sales to Iraq were $21.5 million for the year ended March 31, 1991, accounting for 10% of all Comet sales during that year. All Iraq sales were made using credit guaranties by the U.S. Government through the GSM 102 and 103 Programs. In August 1990, the U.S. Government discontinued extending such credit guaranties for rice exports to Iraq and imposed a total embargo against any trade with Iraq. Consequently, Comet has exported no rice to Iraq since June 30, 1990 and the volume and profitability of export sales have been adversely affected from fiscal year 1991 through fiscal year 1993. For fiscal year 1993, Middle East sales were up from fiscal year 1992 reflecting increased sales to Turkey which were aided by the U.S. Government Export Enhancement Program ("EEP").

For fiscal 1991, export sales included sales to countries such as Brazil, Ivory Coast and Peru. In fiscal 1992, sales to these countries were largely replaced with sales to the Caribbean and African markets. The decline in fiscal 1993 export sales to all areas except the Middle East reflects a more selective acceptance of export contracts as a result of the smaller milling capacity to be filled after the disposition of the Greenville, Mississippi mill. Export sales to specific geographical areas are largely unpredictable unless some type of franchise is enjoyed in a specific area. Acceptance of contracts is generally based on expected profit margin available which changes annually in all geographical areas due to many factors including, but limited to, crop size by country, world demand and governmental support or restrictions. A consistent pattern of sales by geographical area should therefore not be expected.

COMPETITION

Domestic. Comet buys a substantial portion of its rough rice requirements through competitive bidding. In California, some rice is purchased under contracts requiring payment of current government loan redemption value upon delivery with an additional premium payable at crop year end. Price, promotional allowances and product quality are important competitive factors at the sales level. Although one of the largest rice millers in the United States, Comet faces competition from several other sizeable rice processing companies that have equal or substantially greater resources to expend in marketing their rice products. Principal competitors, some of which have greater financial resources than the Company, include Riceland Foods, Inc. (an Arkansas cooperative), Uncle Ben's Inc. (a subsidiary of Mars, Inc.), Riviana Foods, Inc. and Farmers Rice (a California cooperative).

Foreign. The United States has historically been one of the largest exporters of rice in the world. However, while Comet considers itself a low-cost producer and a diversified seller, it may not always be able to sell at profitable prices in world markets where Comet faces worldwide competition.
The competitiveness of Comet's prices is critically affected by factors that are difficult to predict, such as the value of the dollar relative to the currencies of other rice-producing and rice-importing nations, and the sizes of foreign and domestic rice crops. As the size of the foreign crop increases, the prices for foreign rice tend to decline, and more foreign buyers are able to satisfy their rice requirements in foreign markets at prices lower than Comet's. The adverse effect of a large foreign harvest may be aggravated when domestic rice crops decline, since smaller domestic crops tend to escalate Comet's cost of rough rice. Conversely, as the size of the foreign crop decreases and the size of the domestic crop increases, Comet's ability to compete in foreign markets improves.


SIGNIFICANT BUSINESS FACTORS

General. Comet regards itself as a rice processing and marketing company. Rice, because it can be easily stored and remain within the U.S. Government's loan program, is purchased and processed throughout the year. Prices for rough rice vary due to changes in supply and demand in the U.S. and the world market. These changes occur throughout the year and are not based on predictable seasonal factors. Working capital requirements vary based on sales requirements and price volatility and do not generally change based on seasonality.

Generally, it is Comet's policy to purchase rough rice to meet identified export sales requirements and to satisfy the stable and relatively predictable domestic demand for its rice products. However, Comet may purchase rice in excess of sales orders received, or accept orders in excess of available inventory, and consequently, its profits could be substantially affected by rapidly changing rough rice costs or processed rice selling prices.
Utilization of plant capacity also influences operating profitability. Since Comet has a substantial investment in its operating facilities, under normal circumstances a high volume of business is necessary to recover its fixed costs and achieve profitability. Because rough rice prices vary from time to time within the crop year, the timing of Comet's rough rice purchases for its domestic requirements affects the profitability of its domestic rice business. The profitability of Comet's export activities is also related to the cost and availability of domestic rice in relation to world demand and price levels.

Import and Other Restrictions. Some foreign countries prohibit the importation of rice; other foreign countries which currently import Comet rice impose import quotas, levies or other restrictions on the importation of rice from the United States.

Farm Bill. The adoption of the Food Security Act of 1985 opened world markets to U.S. rice millers and generally resulted in increased throughput from higher domestic and export sales beginning in April 1986. The legislation provides subsidies to rice producers so that rice can be milled at prices expected to be competitive in the world market.

The Food Security Act of 1985 was originally only applicable to crops produced through 1990, however, its applicability has been extended to crops produced through 1995. There is no assurance that the currently favorable provisions under this legislation will be extended into future periods or will not be amended due to budgetary or other governmental constraints.

U.S. Government Export Programs. The U.S. Government offers a variety of export programs such as GSM and EEP to increase the competitiveness of U.S. rice in export markets. GSM programs provide long-term credit to foreign countries to purchase U.S. rice. EEP bonus programs provide subsidies to U.S. companies in markets where European export competitors are subsidized by European governments.


IMPORTANCE OF PATENTS, TRADEMARKS, AND FRANCHISES HELD

Comet holds patents, trademarks, licenses or franchises that provide a competitive advantage in the rice industry. Its Green Peacock, Colusa and Autumn Harvest brands are important trademarks in the Asian trade. Its "Comet" brand is used in export sales as well as domestic sales in the Western United States. For the balance of the country, ARI owns all of the Comet and ARI brands for domestic sale (other than rights retained by Comet for California-grown rice). These brands and trademarks are significant and have substantial value.


ERLY JUICE INC.

ERLY Juice is a subsidiary of ERLY Industries that was formed in 1988 to purchase the assets of the Citrus Division of Kraft, Inc. and the assets of the TreeSweet Companies. In addition, in early 1989, ERLY Industries bought the stock of Worldmark, Inc., which owned two plants located in Eau Claire, Michigan. These acquisitions included a large well-maintained juice plant in Lakeland, Florida capable of extracting, concentrating, blending, freezing and storing juices from fresh oranges and grapefruits. The Lakeland plant, as well as the two plants in Eau Claire, Michigan, are capable of packing juices and non-carbonated drinks, as well as frozen concentrated citrus juices, in various sizes of glass, cartons and can containers.

The acquisition of the assets from the TreeSweet Companies included the valuable trademarks of "TreeSweet", "Awake" and "Orange Plus". ERLY Juice now maintains a nationwide market in these brands, as well as supplying private label juice to major retailers. The Company also has contracts to pack fruit juices and non-carbonated drinks for six major beverage companies in the United States.

In January 1993, ERLY Juice sold its wholly owned subsidiary, TreeSweet of Puerto Rico, Inc., to a group of private investors in Puerto Rico. ERLY Juice will no longer have sales in the Puerto Rican market which historically has accounted for about 10% and 15% of ERLY Juice's sales and gross profit, respectively. In July 1993, its Lakeland, Florida plant was sold to Florida Juice, Inc., a Florida company owned by a group led by a major grove owner. ERLY Juice will continue to use the Lakeland facility, as well as other non-owned plants throughout the country, as co-packers for its retail and food service business. ERLY Juice operated the Lakeland, Florida plant at less than full capacity. Management believes that by selling the plant and contracting for the same services with the purchaser of the facility, ERLY Juice will convert its processing and packaging costs to copacking fees which should result in cost savings when compared to its operational expenses attributable to the Lakeland facility. As a result of the sale, ERLY Juice will not own any processing or packing capacity in Florida. The Company believes that there is sufficient excess capacity in the industry to process and pack its product at comparable rates if access to the Lakeland facility is interrupted. The disposition will enable ERLY Juice to focus its limited financial resources on the sales and marketing functions associated with the TreeSweet label (See Note 21 to the Consolidated Financial Statements).

For the years ended March 31, 1993, 1992 and 1991, ERLY Juice reported sales of $82 million, $96 million and $106 million, respectively.


SIGNIFICANT BUSINESS FACTORS

Florida citrus products are processed from November through March of each year. Working capital needs increase during this time period due to higher operating costs associated primarily with increased labor expenses, utility costs and raw product purchases. The impact of the latter is reduced by raw product purchase contracts which provide for raw product payments over a twelve month period as well as purchases of bulk concentrate during the year. Sales for citrus based products have only minor seasonal impacts.

ERLY Juice has purchased a substantial portion of its orange and grapefruit requirements from growers in Florida through one-year contracts. This results in a considerable risk of local freezes, curtailing the availability of juice and escalating costs. Through the sale of the Lakeland facility, the Company has substantially reduced its risk because it will be better able to expand its economical sources for juice to include not only Florida but California, Mexico and Brazil.

ERLY Juice sells and markets its products through an internal sales force and broker network to distributors and directly to large grocery chains. The ability to compete is impacted by the size and effectiveness of its sales force.


COMPETITION

ERLY Juice sells primarily through its "TreeSweet," "Awake," and "Orange Plus" trademarks. The Company's competition is significantly larger than ERLY Juice in most of its markets and has substantially greater resources to expend in marketing their juice products. Principal competitors include Minute Maid (a subsidiary of Coca Cola, Inc.) and Tropicana (a subsidiary of Seagram's, Inc.) both of which have greater financial resources than the Company.

CHEMONICS INDUSTRIES, INC.

Chemonics Industries, Inc. is headquartered in Phoenix, Arizona from where it administrates its two divisions. Chemonics' international consulting activities are coordinated from its Washington, D.C. office. Chemonics also maintains facilities in Northern California and Western Canada from which fire retardant chemicals are manufactured and sold. Chemonics' sales in each of the Company's last three fiscal years were $49,814,000 (1993), $41,198,000 (1992)
and $33,859,000 (1991).

Chemonics International offers technical assistance and related services to developing countries worldwide under contracts with the Agency for International Development (AID), the World Bank, and other international development agencies as well as private firms. Services are provided in a range of areas including agriculture, agribusiness, natural resources and the environment, and rural development. A major focus is development of private enterprise, especially in countries where government controlled enterprise once dominated. Agriculture and agribusiness assistance provides for a potentially close working relationship with other companies in the ERLY group. Chemonics International has recently added a trade and investment office in Miami, Florida.

The division has 30 long-term contracts, 26 of which are based overseas and 4 in Washington, D.C., which are regional or worldwide in scope. Countries or regions with the largest amount of business include Egypt, Oman, Central America, the Caribbean, the Philippines, Nepal, Pakistan, South Africa, Botswana, Swaziland and Burundi. In addition, an office has been opened in Budapest to support efforts to develop markets in Eastern Europe and the countries of the former Soviet Union.

At March 31, 1993, Chemonics International has a contract backlog of approximately $143 million, covering 1994 through 1999. Of this amount, $41 million relates to services expected to be provided in fiscal year 1994. Contracts are subject to cancellation in the event of severe political turmoil in the country or region, subject to appropriate compensation for wind-down. Contracted projects can be cancelled although it has rarely happened. Chemonics' ability to enforce contractual commitments is limited due to AID being an agency of the U.S. Government. Revenues for 1993 were $37,185,000, a 20% increase over prior year. Revenues were $31,035,000 in 1992, up 52% from 1991 revenues of $20,414,000.

The primary product of the Company's fire retardant business is Fire-Trol, a patented, United States Forest Service tested and qualified material which is designed to combat forest, brush and grass fires through dissemination from tanker airplanes. The chemical and other components of Fire-Trol are generally available throughout the year. Manufactured at Chemonics' three processing centers in Orland, California; Kamloops, British Columbia; and Edmonton, Alberta, Fire-Trol is available throughout all major forest fire areas in North America. It is distributed in Canada through Chemonics' Canadian subsidiary, Chemonics Industries (Canada) Ltd. The major customers of Fire-Trol are the United States and Canadian governments. The Company is in the process of developing the overseas market for Fire-Trol and has established operations in France, Portugal, Italy and South America.

Chemonics holds significant patents for Fire-Trol (which expire in various years through the year 2000), but it faces substantial competition in its fire retardant business from Monsanto Chemical Company, a corporation with far greater resources than the Company. Annual sales of Fire-Trol fluctuate according to the number and severity of forest fires in the geographical areas serviced by

Chemonics. The primary fire season is from June to October. Consequently, most of Fire-Trol's sales occur during this period. Working capital requirements are consequently higher during these time periods due to increased short-term borrowing and due to maintenance of higher inventory levels. Revenues were $12,629,000, $10,163,000 and $13,445,000 in 1993, 1992 and 1991,
respectively. This volume variation, based primarily on weather and fire location, is an important aspect of Chemonics' overall sales and profitability.


KASCO MEDIA TRADING COMPANY

The Company formed a joint venture called Kasco Media Trading Company ("Kasco") in January 1987. Kasco provided a service for major companies to dispose of surplus goods in exchange for attractively priced media advertising. Effective March 31, 1991, ERLY sold its interest in Kasco to its joint venture partner. This transaction resulted in a pre-tax gain of $3,000,000 in fiscal year 1991. Kasco operated profitably on revenues of $8.7 million for the fiscal year ended March 31, 1991.


DISCONTINUED OPERATIONS

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


EMPLOYEES

The Company employs approximately 919 people full-time in continuing operations, of which 665 are in the food processing business. None of the Company's operations are covered by collective bargaining agreements.

All eligible employees of the Company are covered by a profit sharing retirement plan and a group insurance plan providing life insurance, medical, dental and hospitalization benefits. Annual contributions to the profit sharing retirement plan are solely at the discretion of the Board of Directors of the Company.

         ITEM 2.  PROPERTIES


The following table summarizes the principal properties owned and/or occupied by the Company and its subsidiaries:

                                                             Approximate                  Owned or Leased-
                                                          Square Footage of              Expiration Date of
       Location                                               Buildings                        Lease
- - - ---------------------                                      ----------------              -----------------
CONTINUING OPERATIONS
- - - ---------------------

Administrative offices:
   Los Angeles, California                                   11,086 sq. ft.                 Leased 1996
   Houston, Texas                                            24,566 sq. ft.                 Leased 1997
   Phoenix, Arizona                                          10,300 sq. ft.                 Leased 2002
   Washington, D.C.                                          27,270 sq. ft.                 Leased 1999
   Washington, D.C.                                          11,314 sq. ft.                 Leased 1996
   Washington, D.C.                                           6,830 sq. ft.                 Leased 1993
   Washington, D.C.                                           4,796 sq. ft.                 Leased 1993
   Washington, D.C.                                           4,190 sq. ft.                 Leased 1994
   Miami, Florida                                             1,785 sq. ft.                 Leased 1996

Processing and shipping of
rice and rice products:
   Stuttgart, Arkansas                                      142,900 sq. ft.                    Owned
   Maxwell, California                                      124,500 sq. ft.                    Owned
   Arecibo, Puerto Rico (1)                                  55,000 sq. ft.                 Leased 1992
   Aqaba, Jordan (2)                                          5,000 sq. ft.                    Owned

Purchasing, drying and
storage of rough rice prior
to processing:
   Maxwell, California                                      136,500 sq. ft.                 Leased 2034
   Harrisburg, Arkansas (2)                                  55,000 sq. ft.                    Owned
   Greenville, Mississippi                                   10,000 sq. ft.                 Leased 1994

Juice processing plants:
   Lakeland, Florida (3)                                    213,493 sq. ft.                    Owned
   Eau Claire, Michigan                                     100,266 sq. ft.                    Owned
   Eau Claire, Michigan                                      83,970 sq. ft.                    Owned

Processing, warehousing and
shipping of fire retardants:
   Phoenix, Arizona                                          20,600 sq. ft.                 Leased 2002
   Orland, California                                        20,000 sq. ft.                    Owned
   Kamloops, British Columbia,
     Canada                                                  10,000 sq. ft.                 Leased 2016
   Edmonton, Alberta, Canada                                  4,800 sq. ft.                 Leased 1993


(1)  Closed September 1992.
(2)  Sold April 1993.
(3)  Sold July 1993.

                                                          Approximate                     Owned or Leased-
                                                       Square Footage of                 Expiration Date of
       Location                                             Buildings                          Lease
- - - ------------------------                                ----------------                  ---------------
DISCONTINUED OPERATIONS
- - - -----------------------

Grape crushing, fermenting,
processing, and warehousing
of wine:
   Tulare, California                                    49,000 sq. ft.                        Owned
   Delano, California*                                  121,000 sq. ft.                        Owned

*Leased to a third party.

All properties owned or leased by the Company are maintained in good repair, and management believes them to be adequate for their respective purposes. All machinery and equipment are considered to be in sound and efficient operating condition. Facilities reflected as discontinued operations above are classified as assets held for sale in the consolidated balance sheets.

Substantially all property, plant and equipment detailed above (in addition to all receivables, inventories and the capital stock of Comet Rice, Inc., ERLY Juice Inc., Chemonics Industries, Inc., and American Rice, Inc.) are pledged as collateral on notes payable and certain other long-term obligations.

As a result of the sale of the Greenville rice facility, Comet's rice processing capacity was reduced by approximately 40%. Currently, excess capacity in its Stuttgart facility and ARI's Freeport facility provides sufficient processing so that the effective reduction in processing at current utilization rates will be limited to less than 15%.

                    Utilization of Rice Processing Capacity

                                                  FY 1992         FY 1993
                                                  -------         -------
                                                  (Before          (After
                                                Greenville       Greenville
                                                   Sale)           Sale)
                                                   ----            ----
                  Greenville                        80%              N/A
                  Stuttgart                         25%              98%
                  Maxwell                           65%              75%
                  Total Comet                       65%              80%
                  Freeport                          70%              85%
                  Total Comet and ARI               66%              82%

The sale of the Aqaba Packaging Company in April 1993 is not expected to effect Comet's sales as the plant was operating at less than ten percent of capacity.

The sale of the Lakeland juice facility eliminates ERLY Juice's ownership of processing capacity and ninety percent of its ownership in packaging capacity.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, since the last Annual Meeting of Shareholders held on November 20, 1992.

         ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(A)  MARKET INFORMATION

The Company's common stock was listed in the National Market Issue Section of the Over-the-Counter Market as ERLY Industries Inc. - NASDAQ Symbol "ERLY" through July 1993. Due to non-compliance with NASDAQ's minimum capital requirement, ERLY was removed from the National Market Issue Section of NASDAQ and trading in its stock is currently handled through security dealers who act as market makers for ERLY stock.

                          PRICE RANGE OF COMMON STOCK

                                            1st             2nd            3rd             4th
                                          Quarter         Quarter        Quarter         Quarter
                                          -------         -------        -------         -------
Fiscal Year 1993
  High                                     $3-3/8          $2-5/8         $4-1/4          $4-3/4
  Low                                       1-7/8           1-1/2          1-1/2           2-7/8

Fiscal Year 1992
  High                                     $8-1/2          $7-1/4         $6-1/4          $4-1/2
  Low                                       6-7/8           5-1/2          3-3/8           2-7/8


(B)  HOLDERS

There were 1,135 shareholders of record as of June 30, 1993.

(C)  DIVIDENDS

The Company has never paid any cash dividends on ERLY Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.



         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting or financial disclosures to report.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the directors of ERLY Industries Inc. with information provided as of June 30, 1993:

                                                           Date Elected
                                                            as Director
Name of Director                       Age                  of Company
- - - ----------------                       ---                  ----------
Gerald D. Murphy                       65                   April 1964

Mr. Murphy is Chairman of the Board and Chief Executive Officer of the Company, and is Vice Chairman of the Board of American Rice, Inc. (which is 81% owned by ERLY effective May 1993). He also serves as a Director of Pinkerton's, Inc., a security and investigation services firm, and High Resolution Sciences, Inc., a technological corporation.


Douglas A. Murphy                      37                   January 1988

Mr. Murphy is President (since 1990) and Chief Operating Officer (since 1992) of ERLY Industries Inc., President of ERLY Juice Inc. (since 1988), a subsidiary of the Company, and President, Chief Executive Officer (since 1993) and Director (since 1990) of American Rice, Inc. He was President of Comet American Marketing, a division of American Rice, Inc. from 1986 to 1990. He is also a Director of Compass Bank Houston.


William H. Burgess                     76                   September 1975

Mr. Burgess is a private business consultant, Chairman of CMS Digital, Inc., a privately held company, and a Director of American Rice, Inc. From 1978 to 1986 Mr. Burgess was Chairman of International Controls Corp., an internationally diversified manufacturing company.


Bill J. McFarland                      56                   August 1986

Mr. McFarland is Vice President of the Company (since 1975), President of ERLY Food Group (since 1990), President of Comet American Marketing (since 1993) and Senior Vice President of American Rice, Inc. (since 1993). He was formerly President of The Beverage Source (from 1979 to 1990) and President of Early California Foods from 1975 until its sale in 1985 (both subsidiaries of the Company).

The following is a list of the executive officers of ERLY Industries Inc., their ages and their positions as of June 30, 1993:

Gerald D. Murphy       65           Chairman of the Board and Chief Executive Officer of ERLY Industries since formation of the
                                    Company in 1964 and  President of the Company from 1964 to 1990; and Vice Chairman of the
                                    Board of American Rice, Inc.

Douglas A. Murphy      37           President since 1990 and Chief Operating Officer since 1992 of ERLY Industries; President of
                                    ERLY Juice Inc. since 1988; President and Chief Executive Officer since 1993 and Director since 1990 of American Rice, Inc.; and President of Comet American Marketing from 1986 to
                                    1990.

Bill J. McFarland      56           Vice President of the Company since 1975; President of ERLY Food Group from 1990; President of Comet American Marketing since 1993; Senior Vice President of American Rice, Inc. since
                                    1993; President of The Beverage Source from 1979 to 1990; and  President of Early California
                                    Foods from 1975 until its sale in 1985.

Richard N. McCombs     47           Vice President and Chief Financial Officer of the Company since 1990; Executive Vice
                                    President of Finance and Administration, Secretary, Treasurer and Director of American Rice,
                                    Inc. since 1993; President of ISC Wines of California from 1984 to 1986; and Executive Vice
                                    President of The Beverage Source from 1986 to 1990 and President since 1990.

Kurt A. Grey           52           Vice President of the Company since 1982; President, Cicero Industries (a manufacturer of speaker systems) from 1981 to 1982; and Vice President, Union Bank, from 1976 to 1981.

Lolan M. Pullen        59           Vice President of the Company since 1986; Vice President of Comet Rice, Inc. since 1986; and
                                    Vice President - Finance of Early California Foods from 1976 until its sale in 1985.

Thomas A. Whitlock     43           Vice President and Corporate Controller of the Company since 1991; and Vice President and
                                    Controller of The Beverage Source from 1987 to 1990.

Douglas A. Murphy, President of ERLY Industries Inc., ERLY Juice Inc. and American Rice, Inc., is the son of Gerald D. Murphy, Chairman of the Board of the Company. There are no other family relationships among the directors or executive officers of the Company.

   ITEM 11.  EXECUTIVE COMPENSATION


   The following table sets forth information for each of the three fiscal years ended March 31, 1993 for the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company and its subsidiaries:

                               COMPENSATION TABLE

                                                                                     Long-term
                                                                                      Compen-
                                                          Annual Compensation         sation
                                                        -----------------------      --------
                               Fiscal                                   Other                         All
                                Year                                    Annual                       Other
     Name and                  ended                                    Compen-       Options       Compen-
Principal Position            March 31      Salary         Bonus        sation          (#)         sation
- - - ------------------            --------     --------       --------     --------      --------      --------
                                                                          (1)                         (2)
Gerald D. Murphy                1993       $280,000       $   -         $3,284           -0-         $6,650
Chairman of the                 1992        290,000           -           (3)            -0-           (3)
  Board and Chief               1991        275,000        61,500         (3)            -0-           (3)
  Executive Officer

Douglas A. Murphy               1993        195,000           -          6,695           -0-          5,143
  President, ERLY               1992        200,000           -           (3)            -0-           (3)
  Industries Inc.               1991        190,000        51,250         (3)            -0-           (3)
  and ERLY Juice Inc.

Bill J. McFarland               1993        185,000           -          2,670           -0-          3,700
  President, ERLY               1992        190,000           -           (3)            -0-           (3)
  Food Group                    1991        180,000        30,500         (3)            -0-           (3)

Frank M. Feffer                 1993        150,000           -          6,272           -0-           -0-
  President, Chemonics          1992        150,000        47,500         (3)            -0-           (3)
  Industries, Inc.              1991        144,000           -           (3)            -0-           (3)

Richard N. McCombs              1993        140,000        10,000        1,933           -0-          4,399
  Vice President and            1992        140,000           -           (3)            -0-           (3)
  Chief Financial               1991        130,000        35,875         (3)            -0-           (3)
  Officer

_____________

(1) Amounts included in this column reflect: (i) the cost of Company provided automobiles relating to personal use, and (ii) reimbursements under the Company's Executive Medical Plan. Under the Plan, key executive officers of the Company are entitled to be reimbursed for expenses incurred for medical and dental care provided to the key executive officer and his dependents which are not otherwise covered by other sources.
(2) Amounts include Company contributions under the ERLY Industries Inc. Employees Profit Sharing Retirement Plan.
(3) Disclosure not required by applicable transition rules of the Securities and Exchange Commission.

         In 1982, the Board of Directors adopted an Incentive Stock Option Plan, which was subsequently approved by the shareholders. On June 18, 1982, the Board granted options to key management employees for 80,525 shares (as adjusted for stock dividends), including 20,131 shares each to Messrs. Gerald
D. Murphy and McFarland. The option price for Mr. McFarland was $4.35 per share, being equal to the market value as of date of grant (as adjusted for subsequent stock dividends). Mr. Gerald D. Murphy's option price was $5.26 per share or 110% of the market value at date of grant, since Mr. Gerald D. Murphy holds more than 10% of the outstanding stock of the Company. Mr. Murphy exercised all of his options in 1988.

         On March 31, 1983, the Board granted options for 67,639 shares (as adjusted for stock dividends) to key management employees. The option price was $4.78 per share, being equal to the market value at date of grant.

         On March 31, 1985, the Board granted options for 16,105 shares (as adjusted for stock dividends), including 8,053 shares to Mr. McFarland, at an option price of $3.73 per share, the market price at date of grant.

         On March 22, 1988, the Board granted options for 124,448 shares (as adjusted for stock dividends), including 26,620 shares to Mr. McFarland and 66,550 shares to Mr. Douglas A. Murphy at an option price of $4.51 per share, the market price at date of grant.

         Options may be exercised over a maximum period of ten years, except that Mr. Gerald D. Murphy was required to exercise his option within a five year period, with exercise rights accruing at the rate of 25% of the total grant per year beginning one year from date of grant. An employee pays no federal income tax when an option is granted or when shares are purchased under the option, nor does the Company obtain the benefit of a tax deduction at such times. Applicable federal income taxes, if any, payable by the employee are deferred until the shares are sold.

         As of this date, options for 123,184 shares remain outstanding. The market value of the Company's common stock at June 30, 1993 was $4.53 per share, compared to the per share option prices (as adjusted for stock dividends) of $3.73 to $4.51.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1993
                        AND MARCH 31, 1993 OPTION VALUES

                                                                                           Value of
                                                           Number of                      Unexercised
                                                          Unexercised                    In-The-Money
                                                           Options at                     Options at
                          Shares                       March 31, 1993 (#)            March 31, 1993 ($)(1)
                        Acquired on     Value       --------------------------     --------------------------
                       Exercise (#)  Realized ($)   Exercisable  Unexercisable     Exercisable  Unexercisable
                       ------------  ------------   -----------  -------------     ------------  ------------
Gerald D. Murphy            -             -               -             -                -            -

Douglas A. Murphy           -             -             66,550          -                -            -

Bill J. McFarland           -             -             34,673          -                -            -

Frank M. Feffer             -             -               -             -                -            -

Richard N. McCombs          -             -               -             -                -            -


(1) Market value of underlying securities at March 31, 1993, less the exercise price.

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

   Decisions on the compensation of the Company's executive officers are made by the Compensation Committee which was composed of three directors during fiscal 1993; Mr. William H. Burgess, Chairman, Mr. Gerald D. Murphy and Dr. William M. Duke (until his death in October 1992). Mr. Burgess is a private business consultant, Chairman of CMS Digital, Inc. and a Director of American Rice, Inc. He is the beneficial owner of 8.9% of the Company's common stock. Mr. Murphy is Chairman and Chief Executive Officer of the Company and is the beneficial owner of 41.5% of the Company's common stock. Dr. Duke was Chairman of Cathwill Corp. and a Director of Arrays, Inc.

   All decisions by the Compensation Committee were reviewed and approved without change, by the full Board of Directors of the Company. Mr. Murphy did not participate in any Compensation Committee or Board of Directors discussions or decisions concerning his own compensation. Except for Mr. Murphy, who is the Chief Executive Officer of the Company, no other member of the Compensation Committee is now or ever has been an officer or employee of the Company or its subsidiaries. Mr. Burgess and Mr. Murphy are also Directors of American Rice, Inc. Both serve on ARI's Compensation Committee of the Board of Directors, with Mr. Murphy as Chairman of the Committee.

   For information concerning certain other relationships of Mr. Gerald D. Murphy with ERLY Industries, see Item 13. - "Certain Relationships and Related Transactions" below.


                      REPORT OF THE COMPENSATION COMMITTEE

   The Compensation Committee reviews and sets the compensation levels of members of management. It is responsible for the administration of the Company's various compensation plans including annual salaries and bonuses, the stock option plan, the ERLY Industries Inc. Employees Profit Sharing and Retirement Plan and other benefits provided to executives.

   Base salary levels for the executives of the Company and its subsidiaries are set annually relative to salaries paid at other companies of comparable size and complexity. Annual salary increases and bonuses paid are based on the executive's performance and the performance of the Company and the subsidiary or operating unit to which the executive is assigned.

   In view of the disappointing financial results reported by the Company for fiscal year 1992, Mr. Gerald D. Murphy, Chief Executive Officer, received a 3.4% lower salary in fiscal 1993 as compared to fiscal 1992. Substantially all other executives' salaries were frozen in 1993 at their 1992 levels, and in some cases were reduced.

   The Company also has an Incentive Stock Option Plan, as described under "Executive Compensation" which authorizes the issuance of stock options. No options have been granted under the Plan in the last three fiscal years. The Company provides insured medical benefits to executive officers that are generally available to all full-time employees of the Company. Executive officers also are eligible to participate in the ERLY Industries Inc. Employees Profit Sharing and Retirement Plan on the same basis as all other eligible employees of the Company. The Company provides additional benefits to executive officers through executive medical coverage and company provided automobiles.

   Amounts paid in fiscal 1993 under the above described plans and programs for the Chief Executive Officer and the four most highly compensated executive officers of the Company and its subsidiaries are included in the compensation table and related footnotes presented in the "Executive Compensation" section.


                                        COMPENSATION COMMITTEE
                                        ERLY INDUSTRIES INC.



                                        William H. Burgess, Chairman
                                        Gerald D. Murphy

                            STOCK PRICE PERFORMANCE

    The graph below compares the cumulative total return on the Company's Common Stock with the cumulative total return of (i) the Total Return Index for the Nasdaq Stock Market (U.S. companies) Index, and (ii) the Total Return Index for Standard and Poor's Food Industry Companies. The comparison covers the five-year period from April 1, 1988 to March 31, 1993, the end of ERLY's 1993 fiscal year and assumes that $100 was invested at the beginning of the period in ERLY Common Stock and in each index.

    The stock price performance shown on the graph is not necessarily indicative of future price performance.


                                                                  Total Return               S & P
                                                                     for the                 Food
                                               ERLY               NASDAQ Stock             Products
                                            Industries              Market -               Companies
Measurement Period                              Inc.             U.S. Companies              Index
- - - ------------------                          ----------           --------------            ---------
At March 31, 1988                              $100                   $100                   $100
FYE March 31, 1989                              106                    112                    134
FYE March 31, 1990                              151                    122                    161
FYE March 31, 1991                              148                    140                    220
FYE March 31, 1992                               69                    180                    240
FYE March 31, 1993                               65                    205                    263

                      COMPLIANCE WITH SECTION 16(A) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    Officers and directors of the Company are required to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC") pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. The Company has reviewed such reports received by it and believes that during the fiscal year ended March 31, 1993 its officers and directors complied with all applicable Section 16(a) filing requirements, except for the following: Annual Form 5 reports are to be filed with the SEC within 45 days after fiscal year end. Form 5's for the fiscal year ended March 31, 1993 were filed to report exempt transactions under
Section 16(b) of the Act for the following officers: G.D. Murphy, D.A. Murphy, B.J. McFarland, R.N. McCombs and J.S. Poole. Such reports were filed in June 1993, subsequent to the May 15 due date, and therefore were not timely filed.

    The Board of Directors has four committees with specific responsibilities to support the operations of the full Board. These are the Executive Committee, the Audit Committee, the Compensation and Stock Option Plan Committee and the Profit Sharing Plan Committee. The Board of Directors does not have a Nominating Committee, as the entire Board acts in this capacity.

    Members of the Board of Directors who are not officers of the Company are compensated on the basis of $1,500 per quarter plus a fee of $1,100 for each meeting attended in person or by telephone. In addition, in fiscal 1993, Mr. Burgess received fees of $4,500 for public relations services provided to the Company.


      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

PRINCIPAL STOCKHOLDERS

    The following table sets forth information regarding the ownership of the Company's Common Stock as of June 30, 1993 of (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Compensation Table; and (iv) all directors and executive officers of the Company and its subsidiaries as a group. Except as indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned by each stockholder.

            Name and address of                   Amount and nature of            Percent of
             beneficial owner                     beneficial ownership               class
          ----------------------                  --------------------            ----------
         Gerald D. Murphy, Chairman                1,487,035 shares                  41.5%*
           ERLY Industries Inc.                       Direct (1) and
           10990 Wilshire Blvd.                       Indirect (2)
           Los Angeles, CA  90024

         Douglas A. Murphy, President                465,939 shares                  12.2%*
           ERLY Industries Inc.                       Direct (3)
           10990 Wilshire Blvd.
           Los Angeles, CA  90024

         William H. Burgess, Director                310,143 shares                   8.9%
           550 Palisades Drive                        Direct
           Palm Springs, CA 92262

          Name and address of                       Amount and nature of           Percent of
           beneficial owner                         beneficial ownership             class
         ----------------------                     --------------------           ----------
         State Treasurer of the                      302,368 shares                  8.7%
         State of Michigan                           Direct
           301 W. Allegan Street
           Lansing, MI  48922

         Gentleness                                  220,000 shares                  6.3%
           P.O. Box N7776                            Direct (4)
           Lyford Cay
           Nassau, Bahamas

         Bill J. McFarland                           40,505 shares                   1.2%
           ERLY Industries Inc.                      Direct
           10990 Wilshire Blvd.
           Los Angeles, CA  90024

         Frank M. Feffer                             3,100 shares                     .1%
           ERLY Industries Inc.                      Direct
           10990 Wilshire Blvd.
           Los Angeles, CA  90024

         Richard N. McCombs                          11,078 shares                    .3%
           ERLY Industries Inc.                      Direct
           10990 Wilshire Blvd.
           Los Angeles, CA  90024

         All directors and executive officers
           as a group (10 persons)                   1,897,526 shares (5)           48.9%

____________

          * All expressions of percentage of shares held assume that options or convertible notes held by the particular individual have been exercised or converted, and no others.

         (1) Mr. Gerald D. Murphy, Chairman of the Board of the Company, is the record holder of 1,016,949 shares and has the right to acquire an additional 154 shares pursuant to the conversion features of a note receivable from the Company with a principal balance of $857 described under "Transactions with Management" in this Proxy Statement.

         (2) Mr. Gerald D. Murphy's indirect beneficial ownership represents 469,932 shares owned (1) directly by his son Douglas A. Murphy, President of the Company, and (2) held in trust for his grandson. Of this total, Gerald D. Murphy has voting control of the 3,993 shares held in trust for his grandson, however, he denies holding voting or investment control of the balance of the 465,939 shares owned directly by his son, Douglas A. Murphy.

         (3) Mr. Douglas A. Murphy, President of the Company, is the record holder of 132,793 shares and has the right to acquire an additional 66,550 shares pursuant to options granted under the 1982 Incentive Stock Option Plan described under "Executive Compensation." In addition, Mr. D.A. Murphy has the right to acquire an additional 266,596 shares pursuant to the conversion features of a $1,000,000 note receivable from the Company described under "Transactions With Management" in this Proxy Statement.

         (4) Based upon Schedule 13D filed as of October 30, 1992 with the Securities and Exchange Commission. Gentleness is an Isle of Man Corporation indirectly controlled by John M. Templeton. Mr. Templeton may be deemed to be the beneficial owner of the shares of ERLY owned by Gentleness by virtue of his ability to direct the voting or disposition of such shares.

         (5) All directors and officers as a group owned of record or beneficially 1,897,526 shares, representing 48.9% of the Company's issued and outstanding voting securities. This includes stock options held by officers to purchase 123,184 shares under the Company's Incentive Stock Option Plan and 266,750 shares issuable pursuant to notes payable by the Company described under "Transactions With Management."

         Mr. Gerald D. Murphy has pledged 431,805 shares of his ERLY Industries stock as collateral for personal loans totalling $664,000 from three financial institutions (see "Transactions with Management").

         Mr. Douglas A. Murphy has pledged 174,375 shares of ERLY Industries stock as collateral for personal loans totalling $482,500 from two financial institutions.

         As discussed in Item 1. - "Business - Combination with American Rice, Inc." ERLY Industries holds 81% of the combined voting power of ARI stock outstanding subsequent to the May 26, 1993 transaction. ERLY's ownership in ARI consists of 3,888,889 shares of the ARI Common Stock, 3,888,889 shares of Series A Preferred Stock (which is convertible into ARI Common Stock), and 14,000,000 shares of Series B Preferred Stock (which is convertible into ARI Common Stock). Because of their positions as directors and significant shareholders of ERLY Industries, Messrs. Gerald Murphy, Douglas Murphy, and Burgess could be deemed to be the beneficial owners of the ARI stock owned by ERLY Industries.


         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 1987, the Company loaned $20.5 million to Hansen Foods, Inc. (the "Hansen Note"). Mr. Gerald D. Murphy, Chairman of the Board of ERLY Industries Inc., loaned the Company $1.2 million (the "Murphy Note") to help finance the Company's loan to Hansen Foods represented by the Hansen Note. The Murphy Note provided for interest at the prime rate plus 4.5%.

         Hansen Foods defaulted in its payments on the Hansen Note in March 1988. In November 1988, Hansen Foods filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. A sale of the assets of Hansen Foods was completed in January 1990 after approval by the Bankruptcy Court. The sale provided funds to satisfy the secured obligations of third party creditors involved in the financing of the Hansen Note, but did not provide sufficient funds to pay the Murphy Note. Mr. G.D. Murphy received total principal payments of $11,868 in 1988 on the Murphy Note.

         On January 1, 1990, the Murphy Note was canceled in exchange for two convertible promissory notes with face amounts of $1,000,000 and $296,000. These notes bore interest at the prime rate plus 2% and were due in full on January 1, 1993. These notes were convertible at any time into ERLY Industries common shares at a conversion price of $5.57 per share, the market price on January 1, 1990 (as adjusted for a 10% stock dividend in September 1990).

In April 1992, Mr. Gerald D. Murphy sold the $1.0 million note to his son, Douglas A. Murphy. In fiscal 1993, G.D. Murphy received principal payments of $215,000 and interest payments of $43,000 on the original $296,000 note. The principal balance remaining on this note at March 31, 1993 was $857. Mr. Douglas Murphy renewed the $1.0 million note on April 1, 1993. The new note bears interest at the prime rate plus 2%, is due in full on April 1, 1994, and may be converted at any time into ERLY Industries common shares at a conversion price of $3.75 per share, the average market price of ERLY stock for the seven trading days immediately prior to the renewal date of the note.

As of March 31, 1993, ERLY Corporate had an intercompany payable of $12.1 million to its wholly-owned subsidiary, Comet Rice, Inc. As part of the Transaction described in Item 1. - "Business - Combination with American Rice, Inc.", this receivable was transferred to American Rice when it received substantially all of the assets and liabilities of Comet Rice in conjunction with the Transaction. This receivable was reduced by ERLY's issuance of a $3 million term note to ARI's former term lenders.

                                    PART IV

                              ERLY INDUSTRIES INC.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                           Page
                                                                                          Number
                                                                                          ------
(a)   1.     Financial Statements
             --------------------

               Selected Financial Data                                                      29

               Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                             31-41

                Consolidated Statements of Operations                                       42

                Consolidated Balance Sheets                                                 43

                Consolidated Statements of Cash Flows                                      44-45

                Consolidated Statements of Stockholders' Equity                             46

                Notes to Consolidated Financial Statements                                 47-73

                Independent Auditors' Report                                                74

      2.     Financial Statement Schedules
             -----------------------------

                Schedule III - Condensed Financial
                  Information of ERLY Industries Inc.
                  (Parent Only)                                                            75-77

                Schedule V - Property, Plant and Equipment                                  78

                Schedule VI - Accumulated Depreciation,
                  Depletion and Amortization of Property,
                  Plant and Equipment                                                       79

                Schedule VIII - Valuation and Qualifying
                  Accounts                                                                  80

                Schedule X - Supplementary Income Statement
                  Information                                                               81

             All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the financial statements and schedules of the registrant.

                                    PART IV

                              ERLY INDUSTRIES INC.


    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


      3.     Exhibits

             Exhibit                                                                          Exhibit
             Number             Description                                                   Reference
             -------            -----------                                                   ---------
              (3)         Articles of Incorporation and
                          By-Laws (as amended) (incorporated
                          by reference to Exhibit 1.2 to the Company's Form 10, filed on
                          August 29, 1969, File No. 1-7894).

              (4)         The Indenture dated as of December 1,
                          1978 for $20 million 12-1/2% Subordinated
                          Sinking Fund Debentures due 1993 (incorporated
                          by reference to Exhibit 2(b) to the Company's Registration
                          Statement on Form S-7, filed December 6, 1978, Registration
                          No. 2-62870).

              (11)        Calculations of Primary and Fully                                   Exhibit I
                          Diluted Income (Loss) Per Share.

              (22)        Subsidiaries of ERLY Industries Inc.                                Exhibit II

              (23)        Notice of 1993 Annual Meeting of Shareholders and Proxy Statement
                          (incorporated by reference to Proxy filed with the Company's
                          Form 10-K, filed September 30, 1993, File No. 1-7894).

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

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


                  (28)    American Rice, Inc. 1993 Annual Report and Form 10-K (incorporated by reference to Exhibit III to the Company's Form 10-K, filed
                          September 30, 1993, file No. 1-7894).

(b)  1.  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1993. In June 1993, the Company filed a Form 8-K to report the acquisition of additional stock in American Rice, Inc. and the related increase in ERLY's voting interest from 48% to 81%.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 6.  SELECTED FINANCIAL DATA

- - - ------------------------------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31:                  1989            1990           1991          1992          1993*        Pro Forma
                                    ---------       ---------      ---------     ---------      ---------      ---------
(In thousands except                                                                                             1993
  per share data)                                                                                             (unaudited
                                                                                                               - Note 3)
Net sales
  Comet Rice (1)                     $233,310        $263,002       $218,919      $214,090       $169,617      $309,160
  ERLY Juice (2)(3)                    43,851         132,057        105,912        96,386         82,213        82,213
  Consulting                           14,512          20,611         20,414        31,035         37,185        37,185
  Fire-Trol                            14,672           9,649         13,445        10,163         12,629        12,629
  Other                                 6,689           6,094          8,697
                                     --------        --------       --------      --------       --------      --------
  Total net sales                    $313,034        $431,413       $367,387      $351,674       $301,644      $441,187

Operating profit (loss)
(before interest expense
  and corporate overhead)
  Comet Rice                         $ 10,033        $ 13,849       $ 11,515      $  4,882      ($     55)     $ 10,203
  ERLY Juice                            2,483           2,469          1,066        (6,574)        (2,889)       (2,889)
  Consulting                              672           1,416            307         1,669          1,536         1,536
  Fire-Trol                             2,558             370          2,342           623          1,532         1,532
  Other                                   311             (44)           (90)
                                     --------        --------       --------      --------       --------      --------
  Total operating
    profit                           $ 16,057        $ 18,060       $ 15,140      $    600       $    124      $ 10,382

Income (loss) from
  continuing operations             ($  3,009)       $    308       $  1,860     ($ 16,975)     ($ 15,961)    ($  3,961)

Net income (loss)                   ($ 15,041)       $    455       $  3,260     ($ 12,539)     ($  8,673)     $  4,168

Income (loss) from
  continuing operations
  per share                         ($   1.04)       $    .10       $    .61     ($   5.43)     ($   4.63)    ($   1.15)

Net income (loss) per
  common share                      ($   5.20)       $    .15       $   1.06     ($   4.01)     ($   2.52)     $   1.21

Average common shares
  outstanding*                      2,891,805       3,029,278      3,088,573     3,127,291      3,444,250     3,444,250

Cash dividend per
  common share                       $    -          $    -         $    -         $   -         $    -        $    -

Stock dividend issued                    10%              10%            10%           -              -             -

At year-end:

Total assets                         $209,945        $242,139       $225,059      $196,726       $135,100      $238,423

Long-term debt***                    $ 82,953        $ 75,668       $ 73,274      $ 64,080       $ 40,565      $ 88,395

Subordinated debt***                 $ 16,961        $ 14,122       $ 12,634      $ 11,139       $  9,941      $  9,941

Stockholders' equity
  (deficiency)                       $  8,755        $  9,759       $ 13,141      $     21      ($  9,194)     $ 12,356

Shares outstanding**                2,762,378       3,086,744      3,088,731     3,429,513      3,486,956     3,486,956

(1) Rice sales decreased in fiscal 1991 compared to fiscal 1990 primarily as a result of the embargo of rice sales to Iraq.
(2) Fiscal year 1989 represented the first year of operations of ERLY Juice. ERLY Juice sales for fiscal 1989 only includes six months of sales from the Kraft business and one month of sales of the TreeSweet label.
(3)    ERLY Juice sales declined by $2.6 million (20%) from fiscal
       1990 to fiscal 1991, due to consumer resistance to price increases in orange juice resulting from the freeze in December 1989, and interruptions caused by the transition of the sales force from Kraft representation to independent food brokers.

* Restated for write-down of investment in ARI attributed to Houston property (1993) (See Note 22).
** Retroactively adjusted to give effect to a 10% stock dividend in September 1990, November 1989 and October 1988.
***    Including current portion.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the year ended March 31, 1993, ERLY Industries recorded a net loss of $8.7 million or $2.52 per share of common stock on sales of $302 million. This compares with a net loss in 1992 of $12.5 million or $4.01 per share on sales of $352 million and net income in 1991 of $3.3 million or $1.06 per share on sales of $367 million.

Results for 1993 include extraordinary income of $7.3 million, or $2.11 per share, relating to discounts on extinguishment of debt. Results for 1992 include extraordinary income of $4.4 million, or $1.42 per share, relating to an exchange of $5.4 million of debt for 300,000 shares of ERLY common stock. See Notes 6 and 16 to the Consolidated Financial Statements.

Fiscal year 1993 reported a loss from continuing operations of $16.0 million or $4.63 per share compared to a loss from continuing operations in 1992 of $17.0 million or $5.43 per share compared to income from continuing operations of $1.9 million, or $ .61 per share in 1991. Results from continuing operations include investment income (loss) relating to ERLY's 48% interest in American Rice, Inc. which amounted to ($1,630,000), ($2,607,000) and ($2,772,000) in
1993, 1992 and 1991, respectively. Included in 1991 income is a $3 million gain on sale of ERLY's interest in a joint venture.


RESULTS OF CONTINUING OPERATIONS

COMET RICE

Comet Rice reported operating profit (loss) (before interest expense and corporate overhead) of ($55,000) on sales of $170 million in 1993, $4.9 million on sales of $214 million in 1992 and $11.5 million on sales of $219 million in 1991.

Sales for 1993 of $170 million were $44 million, or 21% lower than 1992 sales. Domestic sales were down in 1993 by $11 million or 11% from 1992 although volume increased by 6%. The average sales price per cwt. for domestic rice declined by 16% from $15.50 in 1992 to $12.99 in 1993 primarily due to lower rough rice costs. Export sales in 1993 declined by $33 million or 30% from 1992 due to the disposition of Comet's Greenville, Mississippi mill in July 1992. Due to the August 23, 1993 Forbearance Agreement between ARI and its lenders, Come Rice was precluded from utilizing excess capacity at ARI's Freeport facility. Discontinuation of significant amounts of marginal export business as a result of disposition of the Greenville mill resulted in lower sales to all geographical areas except the Middle East and South America. Expected profit margins on sales to Turkey caused increased sales to the Middle East. Sales to South America in 1992 were primarily rough rice sales which became uneconomical in 1993 due to changes in world supply and demand. The average sales price per cwt. for export rice declined by only 7%, considerably lower than the 16% domestic decline, while volume decreased by 25%.

Cost of sales declined by $42 million in 1993 from 1992. This represents a 22% reduction which is proportionate to the 21% decline in sales. Lower rough rice costs and reductions of fixed expenses resulting from the disposition of the Greenville mill allowed the cost of sales decline to remain proportionate with the sales decline.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although gross profit increased as a percent of sales from 11.8% in fiscal 1992 to 13.2% in fiscal 1993, gross profit in dollars declined 12% from $25.4 million in 1992 to $22.4 million in 1993. Comet's operations in the Southern U.S. ("Comet Delta" or "Delta") had a decline in gross profit of 36% reflecting a 42% lower sales volume due, in part, to decreased milling capacity with the disposition of the Greenville mill and transfer of Comet Delta's operations from Greenville to the Stuttgart, Arkansas mill. The Delta decline was largely offset by an increase in gross profit by Comet California attributable to a 14% sales increase. The Puerto Rico operations contributed no gross profit due to expenses associated with the closure of the Puerto Rico mill and conversion of sales to toll packed product.

Comet Jamaica suffered losses due to a continuation of preferential tariffs causing a competitive disadvantage for commercial sales of rice from the U.S.

Comet Rice has contracted approximately 20% of its rice needs in Arkansas and Mississippi and over 50% of its rice needs in California from the 1993 crop. In California, Comet has reduced the percent of rice purchased under contract from prior years.

In April 1993, Comet sold its Harrisburg, Arkansas drying and storage facility. This sale is not expected to have a material impact on the operations, liquidity or cash flow of Comet.

The Comet-ARI Transaction provides a significant benefit to the Company. The Company's investment in ARI (carried on the Company's books as of March 31, 1993 at $13.1 million) is preserved and enhanced as a result of the restructuring and resultant refinancing. As a result of the Transaction, ARI should have improved ability to service debt, a more diversified market for its products, an expanded share of domestic and export rice markets, more diversified sources for its supply of rough rice and improved abilities to reduce costs, operate more efficiently and develop markets for its products.

The Transaction is expected to reduce manufacturing and distribution costs at all Rice facilities as both companies process and package product closer to the ultimate customer which would increase gross margins. ARI's Freeport facility which operated at 85% and 72% capacity in fiscal 1993 and 1992, respectively, provides Comet access to a Texas rice facility located on a deepwater port. Comet will utilize excess capacity at the Freeport facility to process and package rice for sales to Comet's Caribbean customers. ARI may utilize Comet's California facility to package rice for sales to its California customers.

Selling, general and administrative costs are also expected to be lower due to the consolidation of these functions at both companies. It is estimated that most of these savings will come from relatively lower personnel costs and similar expenses such as legal, insurance and auditing fees.

Selling, general and administrative expenses increased in 1993 over 1992 by $2.0 million or 32% due to increases in the allowance for doubtful accounts of approximately $2.4 million.

Interest expense declined by $2.8 million or 35% during 1993 from 1992 due to the disposition of indebtedness related to the Greenville mill, lower average borrowings due to lower inventories and lower average interest rates. The Transaction has increased working capital at the Company's rice subsidiary by virtue of access to additional lines of credit. Interest expense, because of the consolidation of ARI's financial statements, will increase by at least 60%.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the increase caused by the addition of ARI's fiscal 1993 interest expense, the Company's interest expense is expected to increase slightly due to the net effect of higher interest rates as a result of the refinancing, offset by reduced interest expense related to the reduction in debt resulting from debt discounts provided by ARI's former lenders.

If and when the $5.2 million annual dividends are paid by ARI to the Company, parent company liquidity will be materially enhanced. However, bank covenants prevent dividends from being paid currently.

The refinancing included a $47.5 million line of credit by Congress Financial and $65.3 million of term loans which were led by Chase Manhattan Bank. Proceeds from this refinancing paid down ARI's $15 million revolving credit line provided by Rabobank, TCB and Bank of America, ARI's $13.3 million term loan provided by Rabobank, a settlement of ARI's $35.5 million term loan held by TCB, Bank for Cooperatives and six insurance companies, and a paydown of Comet's revolving and term debt of $44.4 million provided by Chase, ING Bank and TCB.

Additional cash was required in order to complete refinancing for the Transaction. Subsequent to the embargo on trade with Iraq in 1990 (see Export Sales of Rice), the Aqaba facility was underutilized and during that period was operating it at approximately 10% of capacity. Prior to the Iraq embargo, the Aqaba facility operated at over 90% of capacity. Although access to the Aqaba facility by all users of the facility subsequent to its sale in April 1993, will eliminate a major competitive advantage held by Comet in sales to Iraq and Jordan, the reduced volume of U.S. rice shipped to those countries during the past three years indicate that the disposal would have a minimal effect on Comet's operations. Therefore, Comet sold its interest in APC in April 1993 to the 28% owner for $2.5 million in cash and future payments to be determined related to the quantity of U.S. rice packaged by the Aqaba facility. Comet has no remaining affiliation with the purchaser.

The terms of the revolver included a two year commitment at an interest rate of prime plus 2%. The $65.3 million term loans mature on December 31, 1997 with annual principal repayments required of $4.2 million, $5.9 million, $5.9 million, $5.9 million and $43.4 million in fiscal years ending March 31, 1994, 1995, 1996, 1997 and 1998, respectively. Interest rates range from prime plus 3% to prime plus 5% through May 1995, increasing to a range of prime plus 6% to prime plus 8% by 1997.

In addition, the Company believes that by combining the two rice companies, both companies will be more successful due to the potential synergies and the economies of scale that result from the combination. The Transaction is expected to reduce manufacturing and distribution costs at all rice facilities as both companies process and package product closer to the ultimate customer which would increase gross margins. ARI's Freeport facility which operated at 85% and 72% capacity in fiscal 1993 and 1992, respectively, provides Comet access to a Texas rice facility located on a deepwater port. Comet will utilize excess capacity at the Freeport facility to process and package rice for sales to Comet's Caribbean customers. ARI may utilize Comet's California facility to package rice for sales to its California customers.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative costs are also expected to be lower due to the consolidation of these functions at both companies. It is estimated that most of these savings will come from relatively lower personnel costs and similar expenses such as legal, insurance and auditing fees. The Company estimates that less than 10 persons will be laid off as a result of the Transaction.

The Transaction will allow better utilization of both companies' facilities due to increased bank credit lines and working capital which will allow the Company to purchase additional raw product and sell to more export markets.

Due to continuing operating losses resulting from low margins and uncertainty about future U.S. rice exports, Comet ceased payments in January 1992 on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. Comet could no longer economically justify the investment in and carrying cost of operating the primary facility of its division, Comet Delta. Comet's decision was based on three factors: (1) the payment requirements were non-recourse obligations not assumed by Comet when it took possession of the facility in 1986, (2) Comet's Arkansas facility and ARI's Freeport facility were both under-utilized, and (3) uncertainty about the future of U.S. rice exports.

In July 1992, the Greenville, Mississippi facility was sold through a foreclosure sale resulting in an extraordinary gain on debt forgiveness of $4,726,000 after a $4 million write-down of the plant facility to estimated market value (net gain from the transaction was $726,000). The disposition of the Greenville facility allows Comet to better utilize other existing facilities and adjust its operations to the lower export sales experienced by the U.S. rice industry by acceptance of fewer marginal contracts and movement of profitable contracts to consequently available capacity.

Sales for 1992 of $214 million were $5 million, or 2% lower than 1991 sales. The mix between domestic sales and export sales was approximately the same in 1992 as 1991. According to the United States Department of Agriculture, total U.S. export sales for crop year 1991 (which corresponds closest to Comet's fiscal 1992) were down 15% compared to the prior year. Comet exports were down only 2% and management believes that Comet increased its market share of exports during this period. The increase in market share required increased acceptance of marginal business and resulted in increased sales in 1992 over 1991 to the Caribbean, Europe and Africa. South America sales, consisting primarily of rough rice, became less economical due to world supply conditions and declined in 1992.

Comet's operating profit in 1992 of $4.9 million was down $6.6 million from 1991. Lower margins resulted from increased costs of rough rice in the Southern U.S. and increased competition for domestic and export business as domestic processors competed for a smaller rice crop and fewer export sales.

Comet Delta's gross profit in fiscal 1992 declined 33% from fiscal 1991 due to reduced margins on export sales. Comet's operating results in 1992 were also adversely impacted by losses in Puerto Rico and Jamaica. One-time costs associated with changes in Comet Puerto Rico's management, higher rough rice costs along with intense competition for business in Puerto Rico (which reduced selling prices and increased direct selling expenses) resulted in operating losses for Puerto Rico. Comet has attempted to develop its market in Jamaica, but large import tariffs imposed on commercial sales of rice from the U.S. and intense competition from CARICOM countries resulted in losses.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Due to the embargo of sales to Iraq, Comet's joint venture in the Aqaba, Jordan rice finishing and packaging facility experienced losses during fiscal 1992.
At March 31, 1992 Comet's investment in the joint venture was $1.3 million and it also had a $1.6 million note receivable from the joint venture. The Aqaba Packaging facility operated at less than ten percent capacity in fiscal 1993. Most of Comet's sales to the Middle East subsequent to the Iraq embargo have been shipped directly to the market rather than through Aqaba. The sale of the facility in April 1993 is not expected to affect the sales to current customers of Comet.

Selling, general and administrative expenses for Comet in 1992 were down $3 million, or 12% lower than 1991. Included in the total are direct selling expenses which declined $3.7 million in 1992 due to reduced export business requiring payment of ocean freight.


ERLY JUICE

In fiscal 1993, ERLY Juice recorded a $2.9 million operating loss (before interest expense and corporate overhead) on sales of $82 million compared to an operating loss of $6.6 million on sales of $96 million in fiscal 1992.

Although sales decreased 14.7% and branded case volume declined 16.7% in 1993, gross margin improved by $492,000 as compared to 1992. On a per case basis, the average net selling price of branded product increased 5%, while the cost of sales decreased 4.4% and direct selling costs increased 21.9%.

Competitive conditions allowed sales price increases during the first part of fiscal 1993, while costs were reasonably low. Prices dropped in the last half of the year as the industry looked forward to record volume production from the Florida crop. Margins narrowed as competitors sold off excess inventories in anticipation of the new crop.

Margins continue to be low in the first quarter of fiscal 1994, as the industry moved this record crop into the marketplace. Intense competition, ERLY Juice's highest level of debt and negative working capital continue to create pressure on current and future earnings. Future operating performances are dependent upon improvement in sales volume and stability in costs.

In February 1993, the Company entered into settlement arrangements with two creditors of ERLY Juice whereby $3.1 million of debt and accrued interest was satisfied in exchange for payments totalling $569,000. These transactions resulted in gains of $2,562,000 on extinguishment of debt, which are reflected as extraordinary income in fiscal 1993.

In January 1993, ERLY Juice sold its wholly owned subsidiary, TreeSweet of Puerto Rico, Inc. Sale proceeds of $3.5 million were used to reduce debt. This transaction resulted in a gain of $1,392,000. ERLY Juice will no longer have sales in the Puerto Rican market which historically has accounted for about 10% and 15% of ERLY Juice's sales and gross profit, respectively.

No citrus raw product contracts have been signed for the 1993-1994 crop. In August of the prior year, about 80% of the raw product purchases had been contracted. The Company believes that it will be able to contract its raw product needs from the 1993 crop with the new owner of the Lakeland facility or from other processors.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the year ended March 31, 1992, ERLY Juice reported an operating loss of $6.6 million on sales of $96 million. Operations were adversely affected during the first half of the year due to a disruption in the market caused by the transition from the Kraft label to the TreeSweet label. In addition, ERLY Juice's margins were reduced by the sudden and dramatic increase in raw fruit prices in October 1991 due to industry reports of estimated reductions in the upcoming orange crop. Competitive conditions caused sales price increases to lag such cost increases, resulting in significantly lower-than-normal margins during the last half of fiscal 1992. Subsequent to year end, ERLY Juice sold its Lakeland facility which was its primary processing and packaging facility. ERLY Juice operated the Lakeland, Florida plant at less than full capacity. Management believes that by selling the plant and contracting for the same services with the purchaser of the facility, ERLY Juice will convert to processing and packaging costs to copacking fees which should result in a cost savings when compared to its operational expenses attributable to the Lakeland facility. As a result of the sale, Juice will not own any processing or packing capacity in Florida. The Company believes that there is sufficient excess capacity in the industry to process and pack its product at comparable rates if access to the Lakeland facility is interrupted.

As a result, the Company believes that the sale of the Lakeland facility will reduce ERLY Juice's working capital requirements, reduce operating costs and improve cash flow. Sales are not expected to be affected.

During the year ended March 31, 1991, ERLY Juice reported operating profits of $1.1 million on sales of $106 million. The operations were adversely affected by consumer resistance to price increases related to the freeze in December 1989 and by interruptions caused by the transition of the sales force from Kraft representation to independent food brokers. The Company also incurred higher 8 than normal marketing and promotional expenses because of the transition from the Kraft label to the TreeSweet label.


CHEMONICS INDUSTRIES

Chemonics reported combined sales in 1993 of $49.8 million compared to $41.2 million in 1992 and $33.9 million in 1991.

Chemonics International continues to expand its consulting business with sales of $37.2 million in 1993, up 20% from 1992 sales of $31.0 million. Sales in 1992 were up 52% from 1991 sales of $20.4 million. Funded contract backlog at March 31, 1993 was approximately $143 million, covering 1994 through 1999, up from $120 million at the end of fiscal 1992. Fire-Trol sales, which are directly affected by weather, location and severity of fires, have varied over the last three years with sales of $12.6 million in 1993, $10.2 million in 1992 and $13.4 million in 1991.


INVESTMENT INCOME

In fiscal 1993, ERLY reported an investment loss of $1.6 million representing:
(1) a $3.2 million write-down on the portion of its investment in ARI attributed to ARI's Houston property, offset by (2) income of $1,560,000 from ERLY's 48% equity interest in ARI's net income for fiscal year 1993. In fiscal 1992, ERLY reported an investment loss of $1.6 million comprised of a $2.6 million loss on its 48% interest in ARI's net loss, offset by a $1.0 million decrease in the reserve on the Company's note receivable from California CoPackers (due to reduced loss

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

exposure to ERLY since California CoPackers was sold and ERLY received $5.2 million in cash and a $4 million note receivable in July 1992). This compares to investment income of $2.2 million in fiscal 1991 as a result of a $3.0 million gain from the sale of a joint venture interest in Kasco Media Trading Company, a $2.0 million decrease in the reserve on the note receivable from California CoPackers, partially offset by a $2.8 million loss from ERLY's 48% interest in ARI's 1991 net loss.


CORPORATE

Consolidated interest expense was $11.1 million, $14.9 million and $16.2 million in 1993, 1992 and 1991, respectively. This favorable trend has resulted from lower interest rates on variable-rate borrowings due to the declining prime interest rate and reductions in long-term and subordinated debt. ERLY has reduced its long-term debt and subordinated debt by $24.7 million (33% of outstanding term debt as of March 31, 1992), $10.7 million and $3.9 million in fiscal years 1993, 1992 and 1991, respectively. This represents a $39.3 million reduction for the three-year period ended March 31, 1993.

If and when the $5.2 million annual dividends are paid by ARI to the Company, parent company liquidity will be materially enhanced. However, bank covenants prevent dividends from being paid currently.


RESULTS OF DISCONTINUED OPERATIONS

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

The TBS restructuring has enabled it to operate with slightly positive cash flow in fiscal year 1993 and to continue to meet current operating obligations.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 1993, ERLY recorded a $8.7 million net loss. Cash remained equal to the prior year as a result of $15.4 million in cash provided by operating activities, $7.3 million provided by investing activities, offset by a $23.7 million use of cash in financing activities.

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

Cash used in financing activities primarily reflected the $16.3 million decreased in notes payable due to lower inventory and receivable levels as well as $6.6 million principal payments on long-term debt.

Comet's cash flow in 1993 was significantly reduced from 1992 primarily as a result of its operating loss and reduced export sales of $33.4 million. Although gross profit increased as a percent of sales from 11.8% to 13.2%, total operating profit decreased by $4.9 million in 1993 as compared to 1992.

The transaction by which Comet was combined with ARI is expected to provide improved cash flows due to operating and administrative synergies of the two companies.

Although 1993 operating losses were reduced at ERLY Juice compared to 1992, ERLY Juice's cash flow continues to be negatively impacted by intense competition and negative working capital. In an effort to reduce bank debt and improve liquidity, ERLY Juice sold its TreeSweet of Puerto Rico operations in January 1993, and the Lakeland, Florida processing facility in July 1993.

Chemonics' operations for 1994 are expected to provide positive cash flows, similar to those experienced in 1990 through 1993. The growth in sales of Chemonics International has increased the need for additional short-term bank debt and working capital, particularly during the increased temporary demands of the fire season. Discussions with Chemonics' bank are in process and the Company believes that the credit line will be increased to accommodate these seasonal demands.

The parent company's operating cash requirements for corporate overhead are expected to be met through positive cash flows from investments, remaining wine operations and management fees received from subsidiaries. Lines of credit have been arranged through subsidiary companies, with the result that cash distributions are either not permitted to the parent company or limited to certain amounts under management agreements.

The 12-1/2% subordinated sinking fund debentures with an outstanding principal balance of $8.9 million, will mature on December 1, 1993. At this time, the Company is considering a number of alternatives for refinancing these debentures, including a request to the debenture holders to extend the maturity date. At this time, no proposal has been offered by the Company to the bondholders and consequently there is no assurance that the Company will be able to satisfactorily refinance the bonds. Management, however, believes that a refinancing may be accomplished.

For the year ended March 31, 1992, ERLY recorded a $12.5 million net loss. Cash increased by $900,000 from the prior fiscal year due to $7.6 million in cash provided by operating activities, offset by $2.1 million in cash used in investing activities, and $4.6 million used in financing activities.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash provided by operating activities resulted primarily from $24 million in decreases of inventory and accounts payable and $6 million in other current liabilities in both Comet Rice and ERLY Juice, offset by a net loss of $12.5 million.

Cash used in investing activities consisted primarily of $2.3 million in capital expenditures.

Cash used in financing activities consisted primarily of $7.0 million of principal payments on long-term debt.

For the year ended March 31, 1991, ERLY recorded a $3.3 million net income. Cash remained equal to the prior year as a result of $1.2 million in cash provided by operating activities, $1.6 million in cash provided by financing activities, offset by $2.9 million of cash used in investing activities.

Cash provided by operating activities primarily reflected a decrease in receivables, offset by a decrease in accounts payable and other current liabilities. Cash used in investing activities consisted primarily of $4.5 million in capital expenditures. Cash provided by financing activities consisted primarily of increases in notes payable and new long-term debt, partially offset by $7.4 million in principal payments on long-term debt.

A plan to improve liquidity, reduce term debt, and overcome financial limitations of ERLY Industries Inc. was initiated in 1989. Accomplishments to date with respect to this plan are as follows:

Most importantly, ERLY completed the multiyear effort to combine ERLY's wholly owned subsidiary, Comet Rice, Inc., and its 48% owned American Rice, Inc. in May 1993. This transaction involved restructuring and refinancing the combined indebtedness of Comet and ARI. During the six months prior to the Transaction, one of ARI's lenders had posted several notices of foreclosure on ARI's Freeport facility, the last foreclosure date being June 1, 1993. ERLY's investment in ARI at the time of the Transaction was approximately $13 million. See Notes 3 and 4 to the Consolidated Financial Statements for additional discussion.

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

The liquidation of The Beverage Source's trademarks, inventory and receivables was substantially completed by April 1990. In June 1992, TBS sold its Sanger, California facility, further reducing its operations in the wine business.

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

As a result of the foregoing, as of March 31, 1993 ERLY has reduced term debt relating to continuing operations by 50% since 1989. Term debt (both long-term and current portion) was $50.5 million as of March 31, 1993 compared to $99.9 million as of March 31, 1989, a decrease of $56.8 million partially offset by an increase in term debt of $7.4 million. These debt reductions have occurred as a result of asset sales, restructurings and scheduled principal payments.
An additional $20.1 million reduction of short-term debt and term debt of discontinued operations resulted from asset sales and discontinuation of The Beverage Source. Since March 31, 1993, term debt has been reduced an additional $16 million as a result of the sale of ERLY Juice's Lakeland facility and settlement of other ERLY Juice term debt with a major supplier (See Note 21).

The Company's subsidiaries were in violation of certain debt covenants at March 31, 1993. The combination of Comet Rice and American Rice in May 1993, and the associated Refinancing eliminated the violations at Comet Rice (See Note 3). Negotiations are in process with the Company's lenders to restructure ERLY Juice's debt and to provide a temporary increased working capital facility for Chemonics. ERLY Juice had a $6.5 million term loan and a $30 million revolver loan with ING Bank. As a result of the Lakeland sale, ERLY Juice's remaining ING debt is $23 million. The Company is negotiating with its lender to extend the maturity so that ERLY Juice can realize the expected benefits to gross margins to be realized as a result of the sale of Lakeland. Both negotiations are expected to be completed in fiscal year 1994.

ERLY Juice, under the terms of its borrowing agreement, did not have to make principal payments in fiscal year 1993.

Because of the continuing losses at ERLY Juice, the Company's restructuring alternatives for ERLY Juice include the possibility of selling or discontinuing the business.

With the combination of Comet Rice with ARI which was completed on May 26, 1993, the combined rice operations are expected to provide sufficient cash flow to make payments under its management agreement. Under the terms of the ARI Series B Preferred Stock issued to ERLY in exchange for the assets and liabilities of Comet, ERLY is entitled to an aggregate dividend of approximately $5.2 million per year. ARI loan agreements contain various restrictions on the ability of ARI to pay such dividends and ARI is precluded from paying the dividends during the five-year term of the loan agreement.

The Refinancing included a $47.5 million line of credit by Congress Financial and $65.3 million of term loans which were led by Chase Manhattan Bank. Proceeds from this Refinancing paid down ARI's $15 million revolving credit line provided by Rabobank, TCB and Bank of America, ARI's $13.3 million term loan provided by Rabobank, a settlement of ARI's $35.5 million term loan held by TCB, Bank for Cooperatives and six insurance companies, and a paydown of Comet's revolving and term debt of $44.4 million provided by Chase, ING Bank and TCB.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms of the revolver included a two year commitment at an interest rate of prime plus 2%. The $65.3 million term loans mature on December 31, 1997 with annual principal repayments required of $4.2 million, $5.9 million, $5.9 million, $5.9 million and $43.4 million in fiscal years ending March 31, 1994, 1995, 1996, 1997 and 1998, respectively. Interest rates range from prime plus 3% to prime plus 5% through May 1995, increasing to a range of prime plus 6% to prime plus 8% by 1997.

ARI is required to maintain certain financial ratios as part of the new revolver and term loan agreements. The financial ratio covenants are as follows:

Net book value (greater than)               $24.5 million plus 50% of
net income Working capital (greater than)   $7.0 million plus 50% of net income
Financial leverage (less than)              4.5 to 1 through March 31, 1994
Working capital leverage (less than)        5.0 to 1 through March 31, 1994
Coverage ratio (greater than)               1 to 1

ARI's new term and revolving debt agreements require ERLY to guarantee the debt of ARI. These agreements also provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due, and to remain in compliance with its debt agreements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses in each of the two years ended March 31, 1993, has a consolidated working capital deficit of approximately $44 million and has a consolidated deficiency in assets at March 31, 1993. In addition, the Company is in default on certain of its bank debt covenants. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

- - - -----------------------------------------------------------------------------------------------
Years ended March 31                        1993*                  1992                1991
- - - -----------------------------------------------------------------------------------------------

Net sales                               $301,644,000           $351,674,000        $367,387,000
Cost of sales                            240,394,000            289,975,000         288,938,000
                                        ------------           ------------        ------------
  Gross profit                            61,250,000             61,699,000          78,449,000
                                        ------------           ------------        ------------

Selling, general and
  administrative expenses                 62,716,000             63,459,000          64,505,000
Interest expense                          11,051,000             14,920,000          16,194,000
Interest income                             (700,000)            (1,194,000)         (1,394,000)
Investment (income) loss                   1,630,000              1,607,000          (2,228,000)
Other income                                (508,000)              (594,000)           (939,000)
Gain on sale of subsidiary                (1,392,000)
Write-down of rice facility                4,000,000
                                        ------------           ------------        ------------
                                          76,797,000             78,198,000          76,138,000
                                        ------------           ------------        ------------
Income (loss) before
  taxes on income,
  discontinued operations
  and extraordinary items                (15,547,000)           (16,499,000)          2,311,000
Taxes on income                              414,000                476,000             451,000
                                        ------------           ------------        ------------

Income (loss) from
  continuing operations
  before discontinued
  operations and
  extraordinary items                    (15,961,000)           (16,975,000)          1,860,000
Discontinued operations:
  Provision for (losses) credit
    on discontinued businesses                  -                     -               1,400,000
                                        ------------           ------------        ------------

Net income (loss) before
  extraordinary items                    (15,961,000)           (16,975,000)          3,260,000
Extraordinary items                        7,288,000              4,436,000
                                        ------------           ------------        ------------

Net income (loss)                        ($8,673,000)          ($12,539,000)        $ 3,260,000
                                        ============           ============         ===========
Weighted average common
  shares outstanding**                     3,444,000              3,127,000           3,089,000
                                        ============           ============         ===========

Net income (loss) per
  common share:
    Continuing operations                     ($4.63)                ($5.43)              $ .61
    Discontinued operations                                                                 .45
    Extraordinary items                         2.11                   1.42
                                        ------------           ------------        ------------
                                              ($2.52)                ($4.01)              $1.06
                                        ============           ============         ===========

*   Restated for write-down of investment in ARI attributed to Houston property
    (1993) described in Note 22.

** Retroactively adjusted to give effect to a 10% stock dividend in September 1990.

See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

- - - --------------------------------------------------------------------------------------------------------------------
                                                             Pro Forma
March 31                                                    After Merger              1993                  1992
- - - --------------------------------------------------------------------------------------------------------------------
                                                             (Unaudited            (Restated
ASSETS                                                        - Note 3)            - Note 22)
Current assets:
   Cash                                                     $  4,268,000          $  3,872,000          $  3,842,000
   Notes and accounts receivable,
     less allowance for doubtful
     accounts of $3,280,000 (1993)
     and $956,000 (1992)                                      41,908,000            35,534,000            53,345,000
   Inventories                                                57,988,000            27,725,000            51,402,000
   Prepaid expenses and other
     current assets                                            5,781,000             2,524,000             2,751,000
   Rice facility, net (disposed
     July 1992)                                                                                           14,031,000
                                                            ------------          ------------          ------------
          Total current assets                               109,945,000            69,655,000           125,371,000

Long-term notes receivable, net                                5,764,000             6,623,000             6,354,000
Property, plant and equipment, net                            76,428,000            30,857,000            32,564,000
Assets held for sale, net                                     22,544,000             4,210,000             7,339,000
Investment in American Rice, Inc.                                                   13,104,000            14,734,000
Other assets                                                  23,742,000            10,651,000            10,364,000
                                                            ------------          ------------          ------------
                                                            $238,423,000          $135,100,000          $196,726,000
                                                            ============          ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, collateralized                            $ 64,217,000          $ 62,359,000          $ 78,696,000
   Accounts payable                                           41,061,000            20,106,000            32,807,000
   Accrued payroll and other
     current liabilities                                       2,072,000             7,298,000             6,332,000
   Income taxes payable                                        2,034,000             1,829,000             1,807,000
   Debt related to rice facility                                                                          16,054,000
   Current portion of long-term
     and subordinated debt                                    26,731,000            22,531,000            34,805,000
                                                            ------------          ------------          ------------
       Total current liabilities                             136,115,000           114,123,000           170,501,000

Long-term debt                                                70,511,000            26,881,000            14,722,000
Subordinated debt                                              1,094,000             1,094,000             9,638,000
Deferred income taxes                                          3,343,000
Minority interest                                             13,598,000               790,000               832,000

Redeemable common stock,
   300,000 shares issued
   and outstanding                                             1,406,000             1,406,000             1,012,000
Stockholders' equity:
   Common stock, par value $1 a share:
     Authorized: 5,000,000 shares
     Issued and outstanding: 3,186,956
     shares (1993) and 3,129,513
     shares (1992)                                             3,187,000             3,187,000             3,130,000
   Additional paid-in capital                                 12,687,000            12,687,000            12,993,000
   Retained earnings (deficit)                                (2,569,000)          (24,119,000)          (15,446,000)
   Cumulative foreign currency
     adjustments                                                (949,000)             (949,000)             (656,000)
                                                            ------------          ------------          ------------
       Total stockholders' equity                             12,356,000            (9,194,000)               21,000
                                                            ------------          ------------          ------------
                                                            $238,423,000          $135,100,000          $196,726,000
                                                            ============          ============          ============

See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - --------------------------------------------------------------------------------------------------------------------
Years ended March 31                                              1993*                 1992                 1991
- - - --------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income (loss)                                             ($8,673,000)         ($12,539,000)         $ 3,260,000
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
 Depreciation and amortization                                  4,279,000             5,124,000            5,123,000
 Equity in net (income) loss
   of American Rice, Inc.                                       1,630,000             2,607,000            2,772,000
 Extraordinary income on disposal
  of rice facility                                             (4,726,000)
 Write-down of rice facility                                    4,000,000
 Gain on sale of subsidiary                                    (1,392,000)
 Extraordinary income on
   extinguishment of debt                                      (2,562,000)           (4,436,000)
 Income on investments                                                               (1,000,000)          (5,000,000)
 Provision for losses (credit)
   on discontinued businesses                                                                             (1,400,000)
 Provision for loss on receivables                              2,359,000               208,000              409,000
Change in assets and liabilities,
  net of effects of acquisition
  and sale of businesses:
    Decrease (increase) in
      receivables                                               8,561,000            (1,743,000)          18,223,000
    Decrease (increase) in
      inventories                                              22,757,000            24,014,000           (5,798,000)
    Decrease in prepaid and
      other current assets                                        186,000               117,000            1,524,000
    (Decrease) in accounts
      payable and other current
      liabilities                                             (11,060,000)           (6,057,000)         (17,606,000)
    Increase (decrease) in taxes
      payable                                                      22,000              (176,000)             200,000
    Decrease (increase) in assets
      held for sale                                                                   1,479,000             (479,000)
                                                              -----------           -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      15,381,000             7,598,000            1,228,000

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

- - - ---------------------------------------------------------------------------------------------------------------------
Years ended March 31                                              1993*                 1992                 1991
- - - ---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Payment on note receivable from
    California CoPackers                                        5,200,000
  Proceeds from sale of subsidiary                              3,460,000
  Disposition of property, plant
    and equipment                                               2,531,000               289,000              277,000
  Additions to property, plant
    and equipment                                              (5,200,000)           (2,302,000)          (4,522,000)
  Payments on notes receivable
    related to Hansen Foods                                                                                1,000,000
  Other, net                                                    1,355,000               (74,000)             375,000
                                                              -----------           -----------          -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                          7,346,000            (2,087,000)          (2,870,000)

FINANCING ACTIVITIES:
  Increase (decrease) in
    notes payable**                                           (16,337,000)            1,334,000            5,557,000
  Proceeds from long-term debt                                    159,000             1,091,000            3,500,000
  Principal payments on
    long-term debt                                             (5,304,000)           (5,519,000)          (5,895,000)
  Principal payments on
    subordinated debt                                          (1,360,000)           (1,557,000)          (1,558,000)
  Proceeds from sale of stock                                     145,000                27,000               15,000
                                                              -----------           -----------          -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                        (22,697,000)           (4,624,000)           1,619,000
                                                              -----------           -----------          -----------
INCREASE (DECREASE) IN CASH
  DURING THE YEAR                                                  30,000               887,000              (23,000)
CASH, BEGINNING OF YEAR                                         3,842,000             2,955,000            2,978,000
                                                              -----------           -----------          -----------
CASH, END OF YEAR                                             $ 3,872,000           $ 3,842,000          $ 2,955,000
                                                              ===========           ===========          ===========
Supplemental cash flow information -
  Net cash paid during the year for:
    Interest expense                                          $10,346,000           $13,683,000          $15,899,000
    Income taxes                                              $   392,000           $   620,000          $   441,000

Non-cash financing activities:
    During 1992, the Company issued 300,000 shares of redeemable common stock valued at $1.0 million in exchange for debt in the amount of $5.4 million, resulting in an extraordinary gain of $4.4 million.

*   Restated.  See Note 22.

** Reflects net changes in borrowing arrangements which are related to levels of inventories and accounts receivable.

See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- - - ------------------------------------------------------------------------------------------------------------------
                                                                                  Cumulative
                                             Additional          Retained          Foreign             Total
                              Common          Paid-in            Earnings          Currency         Stockholders'
                              Stock           Capital           (Deficit)         Adjustments          Equity*
- - - ------------------------------------------------------------------------------------------------------------------

BALANCE
April 1, 1990              $2,806,000       $11,349,000        ($4,482,000)         $86,000          $9,759,000

Net income                                                       3,260,000                            3,260,000
Foreign currency
  adjustments                                                                       110,000             110,000
Common stock
  issued                        3,000            12,000                                                  15,000
10% stock dividend            280,000         1,402,000         (1,682,000)
Cash payments in
  lieu of fractional
  shares                                                            (3,000)                              (3,000)
                           ----------       -----------       ------------        ---------        ------------
BALANCE
March 31, 1991              3,089,000        12,763,000         (2,907,000)         196,000          13,141,000

Net income (loss)                                              (12,539,000)                         (12,539,000)
Foreign currency
  adjustments                                                                      (852,000)           (852,000)
Common stock
  issued                       41,000           230,000                                                 271,000
                           ----------       -----------       ------------        --------           ----------
BALANCE
March 31, 1992              3,130,000        12,993,000        (15,446,000)        (656,000)             21,000

Net income (loss)                                               (8,673,000)                          (8,673,000)
Foreign currency
  adjustments                                                                      (293,000)           (293,000)
Common stock
  issued                       57,000            88,000                                                 145,000
Accretion of
  redeemable common
  stock                                        (394,000)                                               (394,000)
                           ----------       -----------       ------------        ---------         -----------
BALANCE
March 31, 1993             $3,187,000       $12,687,000       ($24,119,000)       ($949,000)        ($9,194,000)
                           ==========       ===========       ============        =========         ===========

* Restated.  See Note 22.

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

Investment in companies in which the Company holds less than a majority interest (but greater than a 20% interest) and does not have a controlling economic interest are accounted for by the equity method of accounting. Under the equity method, the investments are initially recorded at cost, are adjusted by the Company's share of results of operations, and are reduced by distributions received.

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

The Company, from time to time, buys and sells futures contracts as a hedge of certain inventory positions. The contracts are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 80, "Accounting for Futures Contracts." Gains and losses are recognized when the related inventory is sold.

Property, plant and equipment--Fixed assets are stated at cost and are depreciated, using the straight-line method of depreciation, over the estimated useful lives of the related assets as follows: buildings and improvements--3 to 30 years; and machinery and equipment--3 to 25 years.

Other assets--Included in other assets are trademarks and tradenames which are being amortized over 30 years and deferred costs related to long-term debt and subordinated debentures which are being amortized over the respective terms of the related debt.

Federal and state income taxes--In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which superseded SFAS No. 96. This Statement requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's fiscal year 1993 financial statements reflect the adoption of SFAS 109. There was no material affect to adopting this standard. The application of these policies is affected by net operating loss carryforwards available to the Company.

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share--Earnings per share are based on the weighted average number of shares of common stock outstanding during each year, retroactively adjusted to give effect to a 10% stock dividend in September 1990. Stock options and warrants have no dilutive effect on the calculation of earnings per share.


NOTE 2 - MANAGEMENT PLAN

A plan to improve liquidity, reduce term debt, and overcome financial limitations of ERLY Industries Inc. was initiated in 1989. Accomplishments to date with respect to this plan are as follows:

Most importantly, ERLY completed the Transaction to combine ERLY's wholly owned subsidiary, Comet Rice, Inc. ("Comet Rice" or "Comet"), and American Rice, Inc. ("ARI") in May 1993. ERLY also refinanced the combined indebtedness of Comet and ARI. During the six months prior to the transaction, one of ARI's lenders had posted several notices of foreclosure on ARI's Freeport facility, the last foreclosure being June 1, 1993. As a result of the transaction, ERLY increased its ownership in ARI from 48% to 81% of the combined voting power of ARI. See Notes 3 and 4 for additional discussion.

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

The liquidation of The Beverage Source's trademarks, inventory and receivables was substantially completed by April 1990. In June 1992, TBS sold its Sanger, California facility, further reducing its operations in the wine business.

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

As a result of the foregoing, as of March 31, 1993 ERLY has reduced term debt relating to continuing operations by 50% since 1989. Term debt (both long-term and current portion) was $50.5 million as of March 31, 1993 compared to $99.9 million as of March 31, 1989, a decrease of $56.8 million partially offset by an increase in term debt of $7.4 million. These debt reductions have occurred as a result of asset sales, restructurings and scheduled principal payments.
An additional $20.1 million reduction of short-term debt and term debt of discontinued operations resulted from asset sales and discontinuation of The Beverage Source. Since March 31, 1993, term debt has been

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MANAGEMENT PLAN (CONTINUED)

reduced an additional $16 million as a result of the sale of ERLY Juice's Lakeland facility and settlement of other ERLY Juice term debt with a major supplier (See Note 21).

The Company's subsidiaries were in violation of certain debt covenants at March 31, 1993. The combination of Comet Rice and American Rice in May 1993, and the associated refinancing eliminated the violations at Comet Rice (See Note 3). Negotiations are in process with the Company's lenders to restructure ERLY Juice's debt and to provide a temporary increased working capital facility for Chemonics. Both negotiations are expected to be completed in fiscal year 1994.

ERLY Juice, under the terms of its borrowing agreement, did not have to make principal payments in fiscal year 1993.

Because of the continuing losses at ERLY Juice, the Company's restructuring alternatives for Juice include the possibility of selling or discontinuing the business.

With the combination of Comet Rice with ARI which was completed on May 26, 1993 (Note 3), the combined rice operations are expected to provide sufficient cash flow to make payments under its management agreement. Under the terms of the ARI Series B Preferred Stock issued to ERLY in exchange for the assets and liabilities of Comet, ERLY is entitled to an aggregate dividend of approximately $5.2 million per year. ARI loan agreements contain various restrictions on the ability of ARI to pay such dividends and ARI is precluded from paying the dividends during the five-year term of the loan agreement.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses in each of the two years ended March 31, 1993, has a consolidated working capital deficit of approximately $44 million and has a consolidated deficiency in assets at March 31, 1993. In addition, the Company is in default on certain of its bank debt covenants. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 - SUBSEQUENT EVENT - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE,
         INC.

American Rice, Inc. is a public company involved in the rice business. Formed in 1987, ARI succeeded an agricultural cooperative in a reorganization. Pursuant to the reorganization, which was consummated in April 1988, ARI acquired all of the assets of the cooperative in exchange for approximately 52% of ARI's outstanding voting stock.

The remaining 48% of ARI's voting stock was acquired by ERLY's wholly owned subsidiary, Comet Rice, Inc. in exchange for $20 million cash and Comet's 50% ownership in an ARI and Comet joint venture, Comet American Marketing.

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUBSEQUENT EVENT - ACQUISITION OF COMET RICE, INC. BY
         AMERICAN RICE, INC. (CONTINUED)

On May 26, 1993, ARI consummated a transaction to acquire substantially all of the assets of Comet and assume all of Comet's liabilities (the "Transaction"). ARI also refinanced the combined indebtedness of ARI and Comet ("Refinancing").

In exchange for the assets acquired (and liabilities assumed) from Comet, ARI issued to ERLY 14,000,000 shares of a newly created Series B Preferred Stock, $1 par value. Each share of Series B Preferred Stock provides for annual cumulative, non-participating dividends of $.37, is convertible into two shares of ARI common stock, is entitled to two votes, and has a liquidation preference of $1.00 per share. The Series B Preferred Stock issued to ERLY carries an aggregate dividend of approximately $5.2 million per year. Applicable loan agreements contain various restrictions on the ability of ARI to pay such dividends and ARI is currently precluded from paying the dividends. The Comet assets acquired by ARI did not include the ARI stock previously held by Comet. In connection with the Transaction, Comet transferred the ARI stock held by it to ERLY. Comet's combined holdings of ARI common stock and ARI Series A Preferred Stock prior to the Transaction, represented approximately 48% of the voting power of the outstanding ARI stock. As a result of the Transaction, ERLY holds 81% of the combined voting power and common stock equivalents of ARI stock outstanding after the Transaction.

In connection with the Refinancing, ARI received $47.5 million in credit lines from a new revolving credit lender and loans from new term lenders for $65.3 million. In addition, ERLY is a guarantor for all of the new ARI debt and the loan agreements contain certain restrictive covenants applicable to ERLY. These agreements also provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due, and to remain in compliance with its debt agreements.

As additional consideration, 13 million shares of ARI Series B Preferred Stock, $1 par value, were pledged by ERLY for the benefit of the new term lenders. In connection with the Refinancing, ARI's indebtedness to its former lenders was partially satisfied by ARI's issuance to the former lenders of a combined aggregate of 1,500,000 shares of a newly created Series C Preferred Stock, which carries annual cumulative, non- participating dividends of $.50 per share, is non-convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. Applicable loan agreements with the new lenders contain various restrictions on the ability of ARI to pay these dividends and ARI is currently precluded from paying the dividends. As part of the Refinancing, ARI's former lenders agreed to a debt discount of approximately $10.5 million. As additional consideration for the satisfaction of the existing indebtedness of ARI, ERLY issued notes of $3 million and pledged one million shares of ARI Series B Preferred Stock for the benefit of the former lenders. This $3 million was offset by ARI against its receivable from ERLY.

ARI and Comet have capitalized approximately $5 million of costs associated with the Refinancing at the date of closing. These costs will be amortized over the respective terms of the new ARI debt.

ERLY INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUBSEQUENT EVENT - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE, INC. (CONTINUED)

ERLY's management believes the Transaction will allow better utilization of both companies' physical assets, improve cash flow and working capital through operating efficiencies, and increase the overall financial strength of the combined rice business through debt reduction. The expected result is the ability of the combined rice operations to provide sufficient cash flow to permit the payment of dividends to ERLY in future years, which in turn will be used by ERLY to service its debt obligations, including new debt of $3 million to old ARI term lenders which was required as part of the Refinancing. No debt service on the $3 million debt to the old ARI term lenders is required unless dividend payments are declared by ARI to ERLY.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUBSEQUENT EVENT - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE, INC. (CONTINUED)

PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

The Transaction has been accounted for by ERLY as an acquisition, using the purchase method of accounting, under which the assets acquired and the liabilities assumed are recorded at their fair values.

The unaudited pro forma condensed balance sheet and statement of operations are not necessarily indicative of the financial position and results of operations that would have resulted had the Transaction actually occurred on the assumed dates and should not be used to predict future results.

                                          ERLY               American         Eliminations                Pro Forma
                                       Industries              Rice,              and                     March 31,
                                          Inc.                 Inc.            Pro Forma                    1993
                                      (Historical)        (Historical)        Adjustments    Notes       (Unaudited)
                                      ------------        ------------        -----------    -----       -----------
                                      (as restated)                (in thousands)
ASSETS
Current assets:
  Cash                                   $  3,872             $  1,926          ($  1,530)     b,d         $  4,268
  Notes and accounts
    receivable, net                        35,534               11,484             (5,110)     a,b           41,908
  Inventories                              27,725               30,263                                       57,988
  Prepaid expenses and
    deferred income taxes                   2,524                2,377                880       e             5,781
                                         --------             --------           --------                  --------
                                           69,655               46,050             (5,760)                  109,945

  Note receivable from ERLY                                        921               (921)      a
  Property, plant and
    equipment                              30,857               35,522             10,049      b,c           76,428
  Investment in ARI                        13,104                                 (13,104)      a               -
  Assets held for sale                      4,210               13,126              5,208       c            22,544
  Other assets                             17,274                6,559              5,673     b,c,d          29,506
                                         --------             --------           --------                  --------
                                         $135,100             $102,178           $  1,145                  $238,423
                                         ========             ========           ========                  ========

LIABILITIES
Current Liabilities:
  Notes payable                          $ 61,438             $ 15,349          ($ 12,570)      d          $ 64,217
  Note payable to ARI                         921                                    (921)      a
  Accounts payable and
    accrued liabilities                    27,404               19,693             (3,964)      a            43,133
  Income taxes payable                      1,829                  205                                        2,034
  Current portion of
    long-term and
    subordinated debt                      22,531                4,200                                       26,731
                                         --------             --------           --------                  --------
                                          114,123               39,447            (17,455)                  136,115

  Long-term and subordinated
    debt                                   27,975               44,567               (937)      d            71,605
  Deferred income taxes                                          1,713              1,630       e             3,343
  Minority interest                           790                                  12,808     b,c,f          13,598
  Redeemable common stock                   1,406                                                             1,406
  Stockholders' equity                     (9,194)              16,451              5,099       d            12,356
                                         --------             --------           --------                  --------
                                         $135,100             $102,178           $  1,145                  $238,423
                                         ========             ========           ========                  ========

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUBSEQUENT EVENT - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE, INC. (CONTINUED)

The results of operations from American Rice, Inc. will be consolidated with ERLY Industries beginning June 1993. The following unaudited pro forma results, however, have been prepared assuming the Transaction had occurred on April 1, 1992.

                                             ERLY            American      Eliminations             Pro Forma
                                          Industries           Rice,           and                  March 31,
                                             Inc.              Inc.         Pro Forma                 1993
                                         (Historical)     (Historical)     Adjustments    Notes    (Unaudited)
                                         ------------     ------------     -----------    -----    -----------
                                         (as restated)            (in thousands)
Net sales                                   $301,644          $176,619       ($ 37,076)      a       $441,187
Cost of sales                                240,394           147,245         (36,798)     a,b       350,841
                                            --------          --------       ---------              ---------
  Gross profit                                61,250            29,374            (278)                90,346
Selling, general and
  administrative expenses                     62,716            18,957             456       a         82,129
Interest expense                              11,051             7,167              78       g         18,296
Interest income                                 (700)                                                    (700)
Equity in earnings of ARI                     (1,560)                            1,560       a
Write-down investment in
  ARI attributed to property                   3,190                                                    3,190
Gain on partial investment
  in Comet Rice sold to
  minority interest                                                            (11,627)      c        (11,627)
Other (income) loss                            2,100                               505      a,b         2,605
                                            --------          --------       ---------              ---------
Income (loss) before taxes
  on income and minority
  interest                                   (15,547)            3,250           8,750                 (3,547)
Taxes on income                                  414                                                      414
                                            --------          --------       ---------              ---------
Net income (loss) before
  minority interest                          (15,961)            3,250           8,750                 (3,961)

Loss of ARI applicable to
  common stock allocated
  to minority interest                                                           8,129       h          8,129
                                           ---------          --------       ---------              ---------

Net income (loss)                          ($ 15,961)         $  3,250       $  16,879              $   4,168
                                           =========          ========       =========              =========
Net income (loss) per
  common share                             ($   4.63)                                               $    1.21
                                           =========                                                =========

Weighted average common
  shares outstanding                           3,444                                                    3,444
                                           =========                                                =========

NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS

Basis of Presentation. The unaudited pro forma condensed financial statements are presented to illustrate (1) the pro forma effects of the Transaction on ERLY's financial position as of March 31, 1993, as if the Transaction had occurred on that date, and (2) operations for the year ended March 31, 1993, as if the Transaction had occurred at April 1, 1992. However, in accordance with the rules of the Securities and Exchange Commission regarding such pro forma information, the extraordinary item (and the minority interest related thereto) resulting from the debt forgiveness described in

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUBSEQUENT EVENT - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE, INC. (CONTINUED)

NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Basis of Presentation (continued)

note d of this footnote is not presented. Such extraordinary item will result in an extraordinary gain of $10,555 ($3.06 per common share), while the minority interest in this extraordinary item will be $2,005 ($.58 per common share).

ERLY owned 3,888,889 shares of ARI common stock and all of the 3,888,889 outstanding shares of ARI Series A Preferred Stock (having one vote per share), or approximately 48% of the voting power of ARI. Under the terms of the Transaction, ARI purchased all of the assets and assumed all of the liabilities of Comet, except for the ARI stock owned by Comet, in exchange for all of the 14,000,000 shares of ARI Series B Preferred Stock (having two votes per share), and ARI continued as the surviving corporation. As a result of the Transaction, ERLY's ownership in ARI was increased from 48% to 81% of the voting power of ARI.

The pro forma adjustments and eliminations include the following significant items:

a. Elimination entries were recorded to eliminate intercompany transactions, intercompany receivables and intercompany payables between ERLY, Comet and ARI, and to eliminate ERLY's investment in ARI.

b. In April 1993, Comet sold its Harrisburg, Arkansas facility and its interest in Aqaba Packaging Company as part of the refinancing of Comet and ARI pursuant to the Transaction.

c. Since ERLY, the sole shareholder of Comet at the time of the Transaction, will own the larger portion of the voting rights in the combined corporation, the Transaction is accounted for as a reverse acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control that will occur. The fair value of ARI is estimated to be approximately $35 million as determined by a valuation study performed by an investment banking firm. The Transaction will be accounted for under the guidelines of APB Opinion No. 16, "Business Combinations" and Emerging Issues Task Force ("EITF") Issue No. 90-13, "Accounting for Simultaneous Common Control Mergers".

     The accounting consists of three steps: Step one consists of a recognition by ARI of ERLY's historical cost of it's original 48% interest. When ERLY purchased 48% of ARI in 1988 for $20 million, the purchase price was $8.4 million greater than 48% of ARI stockholders' equity. ERLY attributed the excess to ARI's 39 acres of land in Houston, which excess was carried at $5.2 million at March 31, 1993. The $5.2 million excess attributed to the Houston property would be "pushed down" or added to the book value of the Houston property on ARI books with a corresponding increase in equity.

     Step two recognizes the step acquisition by ERLY of an additional equity interest in ARI of approximately 33 percent, in exchange for substantially all of the assets of Comet and all of Comet's liabilities. In accordance with EITF 90-13, Step 3 would fair value Comet's assets to the extent sold to the shareholders of ARI. ERLY would account for the Transaction as a partial sale of Comet Rice, Inc., and a partial acquisition of ARI, increasing its ownership from 48% to 81%. Under EITF 90-13, a gain of $11.6 million would be recognized by ERLY to the extent of the 19% of Comet Rice sold.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUBSEQUENT EVENT - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE, INC. (CONTINUED)

NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS (CONTINUED)

d. The proceeds from new term lenders in the amount of $65.3 million were used to retire substantially all of Comet's and ARI's long-term debt prior to the Refinancing, and available cash and proceeds from a $47.5 million credit line with a new revolving credit lender were used to retire all of Comet's and ARI's revolving credit borrowings prior to the Refinancing.

     As part of the Refinancing, ARI's former term lenders agreed to debt discounts resulting in an extraordinary gain of approximately $10.5 million. In connection with the Refinancing, ARI's indebtedness to former term lenders was partially satisfied by ERLY's issuance of a $3 million term note.

e. Taxes on income from debt discount, net of estimated net operating loss utilization.

f. The minority interest in ARI has been established in consolidation. This reflects the acquisition of a 19% interest in Comet Rice at fair value, plus 19% of: ARI historical equity, applicable pro forma adjustments and debt discount.

g. The pro forma statement of operations reflects increased interest expense due to higher interest rates as a result of the Refinancing, offset by reduced interest expense related to the reduction in debt resulting from the debt discounts provided by ARI's former lenders as discussed in noted above. Interest rates are estimated to average approximately 11 percent for the year ended March 31, 1993.

h. In the case where ownership of a subsidiary involves complex securities like convertible preferred stocks in addition to common stocks, specific rules under generally accepted accounting principles require that earnings or losses of the subsidiary be allocated between the parent and the minority interest in accordance with the underlying terms of the various securities, rather than allocation based on voting ownership of the subsidiary.

     ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings to yield earnings or loss applicable to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to minority interest.

     The Series B and Series C Preferred Stock dividends are allocated to ERLY and to the minority interest, respectively, even if this allocation results in a loss being attributed to the common stock as these preferred stock dividends are based on the underlying terms of the securities. Similarly, these dividends are allocated even if not declared as the dividends are cumulative.

     The remaining earnings or losses applicable to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the minority interest (68%).

NOTE 4 - INVESTMENT IN AMERICAN RICE, INC.

Comet Rice, Inc. recorded its initial investment in American Rice, Inc. at its cost of $20,000,000 at date of acquisition (April 1988). The cost was allocated first to the 48% of ARI's equity ($11,610,000) acquired by Comet and the remainder ($8,390,000) to Comet's 48% share of ARI's Houston property (See
Note 5). Operations of ARI for fiscal 1993 resulted in net income of $3.3 million principally as a result of improvements in gross profits due to lower rough rice prices and price increases in the Saudi Arabia market. However, ARI has incurred substantial operating losses in fiscal 1992 and 1991. Prior to the Transaction and associated refinancing, ARI had a working capital deficit of $38 million and was in default on all of its indebtedness. One of ARI's lenders had posted notice to non-judicially foreclose on its collateral, including ARI's Freeport facility, inventories and receivables, on June 1, 1993.

The investment in ARI was accounted for under the equity method, and is adjusted by Comet's 48% interest in the results of ARI's operations, which resulted in income (loss) to Comet of $1,560,000, ($2,607,000) and ($2,772,000)
for the years ended March 31, 1993, 1992 and 1991, respectively. An additional loss of $3.2 million on the investment in ARI was recorded in 1993 to write-down the portion of the investment attributed to the ARI Houston property (See Notes 5 and 22). The carrying value of ERLY's investment in ARI at March 31, 1993 was $13.1 million. Upon completion of the Transaction and the increase in ERLY's ownership interest from 48% to 81%, ARI's financial

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN AMERICAN RICE, INC. (CONTINUED)

statements will be consolidated with those of ERLY after appropriate purchase accounting adjustments.

As of March 31, 1993, ARI's stock price was $.56 per share as quoted by NASDAQ. The low price for the month was $.44 per share and the high price was $.94 per share. ERLY's 3.9 million shares of ARI common stock would be worth $2.2 million at a per share price of $.56. If ERLY converted its 3.9 million shares of Series A preferred stock, ERLY's shares would be worth $4.4 million at March 31, 1993 at $.56 per share, compared to a book value at that date of $13.1 million. ERLY's Series A preferred shares have a $5.14 per share preference in liquidation.

American Rice, Inc.'s condensed balance sheets follow:

                                            March 31, 1993        March 31, 1992
                                            --------------        --------------
                                                     (in thousands)
Current assets                                 $ 46,050                $36,983
Property, plant and
  equipment, net                                 35,522                 37,794
Property held
  for sale                                       13,126                 13,141
Other assets                                      7,480                  7,597
                                               --------                -------
                                               $102,178                $95,515
                                               ========                =======
Current liabilities                            $ 39,447                $82,314
Long-term debt and
  deferred items                                 46,280
Stockholders' equity                             16,451                 13,201
                                               --------                -------
                                               $102,178                $95,515
                                               ========                =======


American Rice, Inc.'s condensed statements of operations follow:

                                    Year ended          Year ended         Year ended
                                  March 31, 1993      March 31, 1992     March 31, 1991
                                  --------------      --------------     --------------
                                                      (in thousands)
Net sales                            $176,619             $176,201         $198,462
Cost of sales                         147,245              158,036          178,333
                                     --------            ---------        ---------
  Gross profit                         29,374               18,165           20,129
Selling, general and
  administrative expenses              18,957               17,287           19,882
Interest expense                        7,167                6,310            6,255
                                     --------            ---------        ---------
Income (loss) before
  taxes on income                       3,250               (5,432)          (6,008)
Taxes on income (benefit)                                                      (231)
                                     --------            ---------        ---------

Net income (loss)                    $  3,250            ($  5,432)       ($  5,777)
                                     ========            =========        =========


In conjunction with the combination of Comet Rice and ARI in May 1993, ERLY intends to conform ARI's inventory costing procedures to the first- in, first-out (FIFO) method from the last-in, first-out method (LIFO), which is consistent with Comet's accounting. If ARI had reported its results of operations on a FIFO basis for the fiscal years ended March 31, 1993, 1992 and 1991, net income (loss) would have been $3,898,000, ($5,845,000) and
$1,425,000, respectively.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT INCOME (LOSS)

Investment income (loss) consists of the following for the years ended March 31, 1993, 1992 and 1991:

                                 1993             1992             1991
                              -----------      -----------      -----------
Equity in income (loss)
  of American Rice, Inc.      $ 1,560,000      ($2,607,000)     ($2,772,000)

Write-down portion of
  investment in ARI
  attributed to Houston
  property                     (3,190,000)

Decrease in reserve on
  note receivable from
  California CoPackers                           1,000,000        2,000,000

Gain on sale of joint
  venture interest in Kasco
  Media Trading Company                                           3,000,000
                              -----------       -----------      ----------
                             ($ 1,630,000)     ($1,607,000)      $2,228,000
                              ===========       ===========      ==========

As discussed in Note 4, Comet originally attributed $8.4 million of its initial investment in ARI to Comet's 48% share of ARI's Houston property. Based upon an updated appraisal of the property which indicated a lower value for the property than at the time of the original investment, the Company recorded a $3.2 million write-down in 1993 of the portion of its investment in ARI attributed to the Houston property (See Note 22). The excess is therefore now carried at $5.2 million.

At March 31, 1991, the Company had an $11 million note receivable from California CoPackers, the purchaser of the assets of Hansen Foods, a business in which ERLY previously had a $24 million investment. At March 31, 1990 and 1989 the note was carried net of a $5 million reserve for loss established in 1989. The note was collateralized by the Hansen trademark license and certain personal property. In 1991, California CoPackers provided ERLY with additional collateral for the loan consisting of real property. The additional security reduced the loss exposure on the note and the reserve for loss was therefore reduced by $2,000,000 in 1991, resulting in an increase in the net carrying value of the note to $8 million.

In July 1992, the assets and business, subject to certain liabilities, of California CoPackers were purchased by a third party. In exchange for its $8 million net receivable (net of a $3 million reserve), ERLY received a cash payment of $5.2 million and a $4 million note receivable (with an effective interest rate of 8.41%, due in fiscal 1998), secured by the Hansen trademark license. The loss exposure on the California CoPackers note was therefore further reduced and the reserve for loss was reduced by $1,000,000 in 1992.

Effective March 1991, the Company sold its 50% interest in Kasco Media Trading Company to its joint venture partner. In conjunction with the sale, amounts payable by ERLY to the partnership in the amount of $3.4 million were canceled and ERLY assumed a $400,000 note payable and received a $300,000 note from its joint venture partner. This transaction resulted in a gain of $3,000,000.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

NOTE 6 - EXTRAORDINARY ITEMS

The Company had the following extraordinary items for the years ended March 31, 1993 and 1992:

                                                1993                1992
                                             ----------         ----------
Gain on extinguishment of debt
  of rice facility                           $4,726,000         $    -

Gains on extinguishment of debt
  related to ERLY Juice Inc.                  2,562,000          4,436,000
                                             ----------         ----------
                                             $7,288,000         $4,436,000
                                             ==========         ==========

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

These guidelines require a two-step approach in accounting for the disposition. Prior to the disposition, the plant was written-down by $4,000,000 to its
estimated fair market value.   This write-down is included in results of
operations prior to taxes on income and extraordinary items in the consolidated statements of operations in fiscal 1993. Secondly, the difference between the estimated fair market value of the facility and the amount of debt extinguished (net of estimated shut-down and relocation expenses) resulted in a gain of $4,726,000 on the extinguishment of debt which was recorded as extraordinary income in fiscal 1993. The net gain on the transaction was therefore $726,000.

In February 1993, the Company entered into settlement arrangements with two creditors of ERLY Juice whereby $3.1 million of debt and accrued interest was satisfied in exchange for payments of $569,000. These transactions resulted in a combined gain of $2,562,000 on extinguishment of debt which is reflected as extraordinary income in fiscal 1993.

In fiscal year 1992, the Company entered into an agreement with a creditor whereby ERLY exchanged $5.4 million of long-term debt for 300,000 shares of redeemable ERLY common stock. This resulted in a gain of $4,436,000 on extinguishment of debt which is reflected as extraordinary income. See Note 16.


NOTE 7 - NATURE OF THE BUSINESS - SEGMENT INFORMATION

The Company's rice and juice operations are subject to significant fluctuations due to wide variations in supply and demand and due to the impact, on an international trading level, of such factors as the relative strength of the United States dollar and governmental agricultural and trade policies. Accordingly, the Company's results of operations will vary significantly from quarter to quarter and from year to year. Foreign currency transaction gains and losses on export sales are not material as Comet requires all sales to foreign customers, with the exception of a few well-established accounts, to be payable in United States dollars by irrevocable letters of credit or confirmed by a major bank prior to shipment.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NATURE OF THE BUSINESS - SEGMENT INFORMATION (CONTINUED)

The Company's revenues include export rice sales of $79.3 million or 26%, $112.7 million or 32% and $115.2 million or 31% of consolidated sales for the years ended March 31, 1993, 1992 and 1991, respectively.

In fiscal years 1988 to 1991, Comet's largest customer in the Middle East was Iraq. Sales to Iraq were made directly to the Iraqi Grain Board, the official buying agency for the Iraq government, or through a United States grain exporter. Comet's sales to Iraq were $21.5 million for the year ended March 31, 1991, accounting for 6% of ERLY's consolidated sales during that year. All Iraq sales were made using credit guaranties by the U.S. Government through the GSM 102 and 103 Programs. In August 1990, the U.S. Government discontinued extending such credit guaranties for rice exports to Iraq and imposed a total embargo against any trade with Iraq. Consequently, Comet has exported no rice to Iraq since June 30, 1990 and the volume and profitability of export sales have been adversely affected from fiscal year 1991 through fiscal year 1993. For fiscal year 1993, Middle East sales were up from fiscal year 1992 reflecting increased sales to Turkey which were aided by the U.S. Government Export Enhancement Program ("EEP").

While the Food Security Act of 1985 originally only provided benefits for crops produced through 1990, its provisions have been extended to crops produced through 1995. There is no assurance that the currently favorable provisions under this legislation will be extended into future periods or will not be amended due to budgetary or other governmental constraints.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NATURE OF THE BUSINESS - SEGMENT INFORMATION (CONTINUED)

The Company's sales, operating profit and other financial data by industry segment for the three years ended March 31, 1993 follow:

                                                                    Years ended March 31
                                               -----------------------------------------------------------
                                                   1993                   1992                    1991
                                               --------------         --------------         --------------
                                                  $        %              $       %              $       %
                                               ------    ----         ------   -----         ------   -----
Net sales                                                            (in thousands)
  Export sales - Rice
    Middle East                               $ 46,208                $ 31,181               $ 57,018
    Caribbean                                   11,016                  30,355                    169
    Europe                                       8,974                  15,089                 13,161
    Africa                                       2,114                  11,380                  4,867
    Far East                                     1,193                   1,375                  5,989
    Canada                                       1,163                   3,245                  4,737
    South America                                   51                   9,953                 17,401
    Other                                        8,610                  10,139                 11,824
                                              --------   ---          --------  ---          --------  ---
                                                79,329    26%          112,717   32%          115,166   31%
  Domestic sales
    Rice                                        90,288    30           101,373   29           103,753   28
    Juice                                       82,213    27            96,386   27           105,912   29
    Consulting                                  37,185    12            31,035    9            20,414    6
    Fire-Trol                                   12,629     5            10,163    3            13,445    4
    Other                                                                                       8,697    2
                                              --------   ---          --------  ---          --------  ---
      Total                                   $301,644   100%         $351,674  100%         $367,387  100%
                                              ========   ===          ========  ===          ========  ===

Income (loss) from
  continuing operations
  before taxes on income
    Rice                                     ($     55)               $  4,882               $ 11,515
    Juice                                       (2,889)                 (6,574)                 1,066
    Consulting                                   1,536                   1,669                    307
    Fire-Trol                                    1,532                     623                  2,342
    Other                                                                                         (90)
                                              --------                --------               --------
      Operating profit                             124                     600                 15,140

    General corporate expense                   (1,091)                 (2,360)                (1,196)
    Interest expense                           (11,051)                (14,920)               (16,194)
    Interest income                                700                   1,194                  1,394
    Investment income (loss)                    (1,630)                 (1,607)                 2,228
    Other income (loss)*                        (2,599)                    594                    939
                                              --------                --------               --------
      Total                                  ($ 15,547)              ($ 16,499)              $  2,311
                                              ========                ========               ========



* Fiscal year 1993 includes $1.4 million gain on sale of subsidiary and $4 million loss on write-down of rice facility.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

NOTE 7 - NATURE OF BUSINESS - SEGMENT INFORMATION (CONTINUED)


                                                   Years ended March 31
                                         ----------------------------------------
                                           1993           1992            1991
                                         ---------      ---------       ---------
                                                     (in thousands)
Identifiable assets
  Rice                                   $ 74,325        $124,602        $143,102
  Juice                                    45,897          54,234          65,889
  Consulting                               13,282          11,074           8,568
  Fire-Trol                                 8,413           8,289           6,463
  Discontinued operations                   4,210*          7,339*          8,611*
  Corporate                                 4,386          11,796          11,643
  Intercompany eliminations               (15,413)        (20,608)        (19,218)
                                         --------        --------        --------
    Total                                $135,100        $196,726        $225,059
                                         ========        ========        ========


    * Net of reserve of $1.6 million, $2.2 million and $3.5 million at March 31, 1993, 1992 and 1991, respectively.


Depreciation and amortization
  Rice                                   $1,991           $2,814          $2,978
  Juice                                   1,463            1,501           1,369
  Consulting                                202              193             127
  Fire-Trol                                 510              488             404
  Corporate                                 113              128             146
  Other                                                                       99
                                         ------           ------          ------
    Total                                $4,279           $5,124          $5,123
                                         ======           ======          ======

Capital expenditures
  Rice                                   $2,651           $  772          $2,923
  Juice                                   1,821              479             912
  Consulting                                455              250             104
  Fire-Trol                                 273              801             575
  Corporate                                                                    8
                                         ------           ------          ------
    Total                                $5,200           $2,302          $4,522
                                         ======           ======          ======


NOTE 8 - INVENTORIES

A summary of inventories at March 31, 1993 and 1992 follows:

                                   1993                 1992
                               -----------          -----------
Raw materials                  $14,817,000          $30,625,000
Finished goods                  12,908,000           20,777,000
                               -----------          -----------
                               $27,725,000          $51,402,000
                               ===========          ===========

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM NOTES RECEIVABLE

Long-term notes receivable at March 31, 1993 and 1992 consist of the following:

                                                    1993               1992
                                                 ----------        -----------
Note receivable from Hansen
  Natural Corporation, due 1997,
  interest at 8.41%, collateralized
  by Hansen trademark license, net
  of $200,000 reserve (1993)                     $3,800,000        $      -

Note receivable from California
  CoPackers, interest at 10.9%,
  collateralized by land and
  Hansen trademark license,
  net of $2,000,000 reserve (1992)                                   9,000,000

Note receivable from Aqaba
  Packaging Company, a 49% owned
  subsidiary of Comet, amounts
  due to be deducted from
  payments for future services,
  non-interest bearing                            1,592,000          1,641,000

Various                                           1,637,000          3,153,000

Less current portion of long-term
  notes receivable                                 (406,000)        (7,440,000)
                                                 ----------        -----------
                                                 $6,623,000        $ 6,354,000
                                                 ==========        ===========


The Company had a note receivable from California CoPackers (the successor to Hansen Foods) which was recorded at a net carrying amount of $9 million at March 31, 1992. In July 1992, the assets and business, subject to certain liabilities, of California CoPackers were purchased by a third party. In exchange for its note, ERLY received a payment of $5.2 million (which paid down bank debt as required by bank agreements) and a $4 million note receivable, secured by the Hansen trademark license. The note has an effective interest rate of 8.41% and is due in fiscal 1998.

Principal maturities on notes receivable are as follows: 1994--$406,000; 1995--$1,090,000; 1996--$ - ; 1997--$ - ; 1998--$3,800,000;
thereafter--$1,733,000.


NOTE 10 - PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at March 31, 1993 and 1992 follows:

                                             1993              1992
                                         ------------       ------------
Land                                     $    980,000       $    979,000
Buildings and improvements                 10,730,000         10,817,000
Machinery and equipment                    42,258,000         44,034,000
                                         ------------       ------------
                                           53,968,000         55,830,000
Less accumulated depreciation
  and amortization                        (23,111,000)       (23,266,000)
                                         ------------       ------------
                                         $ 30,857,000       $ 32,564,000
                                         ============       ============

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Due to continuing operating losses resulting from low margins and uncertainty about future U.S. rice exports, Comet ceased payments in January 1992 on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. In July 1992, the facility was sold through foreclosure sale and in conjunction therewith, the Company eliminated the related non-recourse debt of $16 million, and property, plant and equipment of $14 million. To facilitate analysis, these items were segregated in the consolidated balance sheets for the year ended March 31, 1992. See Note 6 to the Consolidated Financial Statements for a discussion of the accounting treatment for the disposal of this plant facility.


NOTE 11 - ASSETS HELD FOR SALE

The assets held for sale classified as long-term represent the Company's winery operations which management intends to dispose of in an orderly manner.

The Company established a reserve of $7 million in 1989 to provide for estimated losses on disposition of assets, and projected losses on discontinued operations. The reserve was charged for $1 million in 1989 to write-off a past due note receivable. In fiscal year 1990 the reserve increased by a net $1 million representing debt forgiveness credited to the reserve offset by write-offs, operating losses and legal expenses. The reserve was charged for $2.1 million in write-offs, operating losses and legal expenses relating to discontinued operations and business restructuring in fiscal year 1991. In 1991, the reserve was also adjusted to eliminate reserves no longer considered necessary and income from discontinued businesses of $1.4 million was recorded. During 1992, the reserve was reduced by $1.3 million to record a loss on the disposition of a facility previously included in assets held for sale and to record other expenses related to discontinued businesses. During 1993, the reserve was reduced by $607,000 to record losses from the discontinued wine business including the loss on the disposition of a plant facility.


NOTE 12 - OTHER ASSETS

Other assets at March 31, 1993 and 1992 consist of the following:

                                                1993               1992
                                            -----------        -----------
Trademarks and tradenames                   $ 6,434,000        $ 6,765,000
Investment in joint ventures                  1,363,000          1,382,000
Deferred debt issue costs                     2,767,000          2,774,000
Other                                         3,782,000          2,534,000
                                            -----------        -----------
                                             14,346,000         13,455,000
Less accumulated amortization
  of intangible assets                       (3,695,000)        (3,091,000)
                                            -----------        -----------
                                            $10,651,000        $10,364,000
                                            ===========        ===========

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - OTHER ASSETS (CONTINUED)

The investment in joint ventures consists primarily of Comet's investment in the Aqaba, Jordan rice finishing and packaging facility which experienced losses during 1993 and 1992 due to under-utilization. Comet also had a $1.6 million note receivable from the joint venture (See Note 9). Comet has been unable to realize a positive return on its investment while the Iraq embargo has been in effect. As a result of and in conjunction with the refinancing of Comet's debt prior to the Transaction between Comet and ARI, Comet sold its interest in the Aqaba, Jordan rice mill in April 1993 (See Note 21).

Included in other assets at March 31, 1993 and 1992 are $1,954,000 and $1,256,000 of costs associated with the combination of Comet Rice, Inc. and American Rice, Inc.


NOTE 13 - NOTES PAYABLE

The Company and its subsidiaries have utilized short-term lines of credit with commercial banks in addition to other short-term loans. Interest expense on notes payable to banks and on other short-term borrowings amounted to $5,856,000 (1993), $7,612,000 (1992) and $6,777,000 (1991).

A comparison of information relating to the Company's lines of credit for the years ended March 31, 1993, 1992 and 1991 follows:


                                                     1993              1992              1991
                                                 -----------       -----------       -----------
Average during the year:
  Short-term borrowings                          $69,238,000       $78,775,000       $61,319,000
  Weighted average interest
    rate*                                              8.10%             8.90%            10.60%
  Average bank prime rate                              6.13%             7.71%             9.79%

At March 31:
  Lines of credit, subject to
    collateral availability                      $82,850,000       $84,514,000       $87,154,000
  Short-term borrowings                          $62,359,000       $78,696,000       $77,362,000
  Average interest rate                                7.52%             7.81%             9.68%
  Bank prime rate                                      6.00%             6.50%             9.00%
  Unused short-term
    borrowing capacity                           $   800,000       $ 2,264,000       $ 3,134,000

Maximum month-end short-term
  borrowings during the year                     $76,454,000       $79,600,000       $79,047,000

*Based on outstanding borrowings

Substantially all receivables, inventories, property, plant and equipment and the capital stock of Comet Rice, Inc., ERLY Juice Inc., Chemonics Industries, Inc., and American Rice, Inc. (purchased by Comet as an investment) are pledged as collateral on notes payable and certain other long-term obligations.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - NOTES PAYABLE (CONTINUED)

The Company's subsidiaries were in violation of certain debt covenants at March 31, 1993, principally minimum net worth and working capital requirements. The combination of Comet Rice and American Rice in May 1993 and the associated refinancing eliminated the violations at Comet Rice and ARI (See Note 3). Negotiations are in process with the Company's lenders regarding a restructuring of ERLY Juice's debt. Because of substantial losses at ERLY Juice since 1991, if the current restructuring efforts are not successful, the Company may consider various alternatives including the sale or discontinuation of ERLY Juice. Negotiations are also under way to provide a temporary increased working capital facility for Chemonics and are expected to be completed in the third quarter of fiscal year 1994.


NOTE 14 - INCOME TAXES

The provision for income taxes is composed of the following:

                                                        Years ended March 31
                                              ---------------------------------------
                                                1993            1992            1991
                                              --------        --------        -------
Currently payable
  Federal                                     $    -          $    -          $    -
  State                                         35,000          60,000           9,000
  Foreign                                      379,000         416,000         442,000
                                              --------        --------        --------
Total provision                               $414,000        $476,000        $451,000
                                              ========        ========        ========


The reconciliation of the Company's effective tax rate on continuing operations to the normal federal tax rate is as follows:

                                                       Years ended March 31
                                                   ----------------------------
                                                   1993        1992        1991
                                                   ----        ----        ----
Federal rate                                      (34%)        (34%)         34%
Foreign taxes                                       4            3           19
State taxes                                                                   1
Current year operating
  loss not tax benefitted                          34           34
Prior year operating
  losses tax benefitted
  in current year                                                           (34)
                                                   --           --           --
Effective tax rate                                  4%           3%          20%
                                                   ==           ==           ==


The pre-tax income (loss) from continuing operations (before discontinued operations and extraordinary items) related to domestic and foreign operations is as follows:

                                                            Years ended March 31
                                            --------------------------------------------------
                                                1993                 1992              1991
                                            ------------        ------------        ----------
Domestic                                    ($13,042,000)       ($17,337,000)       $1,448,000
Foreign                                          685,000             838,000           863,000
                                            ------------        ------------        ----------
Total                                       ($12,357,000)       ($16,499,000)       $2,311,000
                                            ============        ============        ==========

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES (CONTINUED)

In 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective April 1, 1992.
SFAS No. 109 requires the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The cumulative effect of this accounting change on prior years was zero. The Company has not recognized the benefit of any net operating loss carryforwards as a result of adopting SFAS No. 109.

The Company and certain subsidiaries file consolidated federal income and combined state franchise tax returns. The Company has, for financial reporting purposes, net operating loss carryforwards of approximately $44 million and, for tax reporting purposes, net operating loss carryforwards of approximately $48 million, which expire at various dates through 2008. The difference between the financial and tax net operating loss carryforwards result primarily from temporary differences attributable to depreciation, provisions for losses and investments in non-consolidated entities in the amounts of ($15 million), $6 million and $2 million, respectively. The Company has established a valuation allowance equal to the total amount of the net deferred tax assets.

The Company's income tax returns for fiscal years 1979 through 1989 are currently under examination by tax authorities. The tax authorities have issued notices of proposed assessments for certain of those years. The Company has formally protested various positions taken by the tax authorities and believes that a majority of the Company's positions will be upheld. A portion of the net operating loss carryforwards may be utilized for additional taxes assessed. Management believes that adequate provisions for income taxes have been made and that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - LONG-TERM AND SUBORDINATED DEBT

A schedule of outstanding long-term and subordinated debt at March 31, 1993 and 1992 follows:

                                                             1993             1992
                                                        ------------     -------------
Long-term debt:
  Term loans due 1993, interest
    at bank prime rate plus 1.5%                         $15,225,000      $18,125,000
  Term loan due 1993, interest
    at bank prime rate plus 2%                             6,493,000        6,750,000
  Term loan due 1993,
    interest at 22%                                        5,245,000        4,245,000
  Note payable on juice facility,
    interest at 10%, maturities based
    on volume                                              3,100,000        3,100,000
  Note payable on juice facility,
    interest at 13.5%, maturities
    through 1999                                           1,101,000        1,000,000
  Term loan due 1993, interest
    at bank prime rate plus 2.25%                          1,000,000        2,400,000
  Note payable to officer, due 1994,
    interest at bank prime rate plus 2%                    1,000,000        1,216,000
  Various obligations with maturities
    to 2000, interest rates ranging from
    10% to 15%                                             2,401,000        6,190,000
  Deferred trade payables to supplier                      5,000,000        5,000,000
  Less current portion of
    long-term debt                                       (13,684,000      (33,304,000)
                                                         -----------      -----------
                                                         $26,881,000      $14,722,000
                                                         ===========      ===========
Subordinated debt:
  12-1/2% subordinated sinking fund
    debentures, net of unamortized
    discount of $89,000 (1993) and
    $152,000 (1992), due 1993                            $ 8,847,000      $10,151,000
  Note payable on rice facility,
    maturities through 1997,
    non-interest bearing                                   1,094,000          988,000
  Less current portion of
    subordinated debt                                     (8,847,000       (1,501,000)
                                                         -----------      -----------
                                                         $ 1,094,000      $ 9,638,000
                                                         ===========      ===========



Bond discount related to the 12 1/2% subordinated sinking fund debentures issued in 1978 is being amortized over the 15-year life of the debentures.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - LONG-TERM AND SUBORDINATED DEBT (CONTINUED)

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends. The Company's subsidiaries were in violation of certain debt covenants at March 31, 1993.
The combination of Comet Rice and American Rice in May 1993 and associated refinancing eliminated the violations at Comet Rice and ARI (See Note 3). Negotiations are in process with the Company's lenders to restructure ERLY Juice's debt and to provide a temporary increased working capital facility for Chemonics. Both negotiations are expected to be completed in fiscal year 1994.

ERLY Juice, under the terms of its borrowing agreement, did not have to make principal payments in fiscal year 1993.

As part of the Comet and ARI Refinancing, ARI received $47.5 million in credit lines from a new revolving credit lender and loans from new term lenders for $65.3 million. The $47.5 million credit line expires in May 1995, carries an interest rate of prime plus 2%, and is collateralized by receivables, inventory, cash and junior liens on ARI assets pledged to the new term lenders.

The $65.3 million term loans mature on December 31, 1997 with annual principal repayments required of $4.2 million, $5.9 million, $5.9 million, $5.9 million and $43.4 million in fiscal years ending March 31, 1994, 1995, 1996, 1997 and 1998, respectively. Interest rates range from prime plus 3% to prime plus 5% through May 1995, increasing to a range of prime plus 6% to prime plus 8% by 1997. In accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected To Be Refinanced", the Comet debt refinanced is classified as long-term at March 31, 1993. Terms of the loan restrict dividend payments, investments, capital expenditures and require maintenance of certain working capital levels, leverage and net worth. These loans are collateralized by substantially all of ARI's fixed assets and trademarks and have junior liens on collateral for the credit lines.

In addition, ERLY is a guarantor for all of the new ARI debt and the loan agreements contain certain restrictive covenants applicable to ERLY. Consequently, the new ARI debt contains cross default provisions with the debt of ERLY. ARI has capitalized approximately $5 million of costs in connection with the loan restructure.

Principal maturities on ERLY's long-term and subordinated debt are as follows:
1994--$22,531,000; 1995--$7,340,000; 1996--$6,465,000;
1997--$6,274,000; 1998--$3,234,000; thereafter--$4,662,000.

Interest expense on long-term and subordinated debt amounted to $5,195,000
(1993), $7,308,000 (1992) and $9,417,000 (1991).


NOTE 16 - REDEEMABLE COMMON STOCK

In fiscal 1992, ERLY issued 300,000 shares of ERLY common stock in exchange for $5.4 million of debt (See Note 6). In conjunction with this transaction, ERLY entered into an agreement to repurchase all of such stock at a price of $6 per share, at the option of the stockholder, over a four-year period beginning January 1, 1994. These shares are classified as redeemable common stock in the consolidated balance sheets. At issuance, the shares were recorded at their fair market value of $1,012,000. The difference between the fair value of the common stock at issuance and its redemption value is being accreted to redeemable common stock over the redemption period through charges to equity which amounted to $394,000 in 1993.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STOCKHOLDERS' EQUITY

Under the Company's 1982 Incentive Stock Option Plan, 250,000 shares of common stock were reserved for the granting of options to key employees. The purchase price for shares may not be less than the market value of the shares at the date of grant. The options are exercisable 25% a year over a four-year period beginning one year after the date of issuance. Options generally expire ten years from the date of grant. The following table summarizes the activity in stock options under the Plan for 1993, 1992 and 1991:


                                               Number of        Exercise Price
                                                Options           Per Option
                                               ---------        --------------
Outstanding at April 1, 1990                    156,659         $3.73 - $4.51
  Granted                                          -
  Exercised                                        -
  Cancelled or expired                           (9,317)                $4.51
                                                -------
Outstanding at March 31, 1991                   147,342         $3.73 - $4.51
  Granted                                          -
  Exercised                                        -
  Cancelled or expired                             -
                                                -------
Outstanding at March 31, 1992                   147,342         $3.73 - $4.51
  Granted                                          -
  Exercised                                        -
  Cancelled or expired                          (24,158)                $4.35
                                                -------
Outstanding at March 31, 1993                   123,184         $3.73 - $4.51
                                                =======

Exercisable at March 31, 1993                   123,184
                                                =======

At March 31, 1993, the Company has outstanding warrants issued in conjunction with certain financing and restructuring agreements to purchase approximately 288,000 shares of ERLY common stock. The warrants are exercisable at prices ranging from $.01 to $6.80 per share, subject to adjustment, and expire from 1993 to 1995.

Six thousand shares of $100 par value preferred stock are presently authorized but unissued.


NOTE 18 - PROFIT-SHARING PLAN

The Company has a defined contribution profit-sharing plan covering substantially all of its employees. Contributions to the plan are determined annually at the discretion of the Board of Directors. Total profit-sharing plan expense was $410,000 (1993), $412,000 (1992) and $759,000 (1991).


NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation in the ordinary course of business. It is the opinion of management that resolution of such litigation will not have a material adverse effect on the Company.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company and its subsidiaries are obligated under operating leases for plant facilities and equipment. Aggregate minimum rental commitments under operating leases with noncancellable terms of more than one year are as follows:

Year ending March 31
- - - --------------------
1994                         $ 3,155,000
1995                           2,678,000
1996                           2,241,000
1997                           1,716,000
1998                           1,459,000
Thereafter                    14,627,000
                             -----------
                             $25,876,000
                             ===========

Included in minimum rental commitments is an assumed $360,000 per year on certain rice drying and storage facilities where rental payments are based on rice milling volume. Rental expense resulting from this milling volume factor was $360,000 in 1993, 1992 and 1991.

Total rental expense amounted to $3,313,000 (1993), $2,990,000 (1992) and
$2,772,000 (1991). Certain leases provide for options to renew and for payment of taxes, insurance and maintenance costs.


NOTE 20 - RELATED PARTY TRANSACTIONS

In August 1989, ERLY entered into a management agreement with ARI, under which ERLY was paid a monthly management fee of $25,000 for certain marketing, operating and management services. The management agreement expired in August 1992. ERLY recorded management fee income of $119,000 (1993), $300,000 (1992)
and $300,000 (1991). At March 31, 1992, ERLY had a $100,000 receivable from ARI for management fees. No amount was due at March 31, 1993. In addition, ERLY had a $921,000 note payable to ARI at March 31, 1993 and 1992. The note was due April 1, 1993 and bears interest at prime plus 2%. As a result of the Comet and ARI combination, the note payable to ARI was combined with amounts owed to Comet Rice. The total amount payable to ARI after the May 1993 combination is approximately $10 million and is payable from dividends to be received from ARI.

Comet Rice purchases milled and rough rice from ARI, and sells milled and rough rice to ARI. Management believes that all such transactions with ARI are conducted at prevailing market rates or rates that are based on production cost formulas. Comet's net sales include sales of milled rice to ARI of $8.9 million, $27.8 million and $26.8 million for the years ended March 31, 1993, 1992 and 1991, respectively. Purchases from

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - RELATED PARTY TRANSACTIONS (CONTINUED)

ARI amounted to $5.4 million, $17.5 million and $9.0 million for the years ended March 31, 1993, 1992 and 1991, respectively. As a result of transactions with ARI in the ordinary course of business, Comet had a net receivable from ARI of $4.2 million and $7.2 million at March 31, 1993 and 1992, respectively, included in notes and accounts receivable in the accompanying consolidated balance sheets.

In December 1989, Comet entered into an agreement with ARI to provide certain sales services to ARI with respect to ARI's operations in Puerto Rico with a 50% profit participation on sales between Comet and ARI. This agreement was terminated effective December 31, 1991 and ARI conducts its own business in Puerto Rico.

In January 1990, ERLY Juice entered into an arrangement with ARI, to provide certain marketing, sales, credit and general management services to ARI's Comet American Marketing Division (CAM) operations. As a result of this arrangement, nearly all employees of CAM became employees of ERLY Juice. ERLY Juice receives a monthly fee from ARI for its services. During the years ended March 31, 1993, 1992 and 1991, ERLY Juice recorded fees of $1.9 million, $1.9 million and $1.6 million, respectively. ERLY Juice had a net (payable) receivable with ARI of ($42,000) and $60,000 at March 31, 1993 and 1992, respectively.

As part of the Transaction, ARI and the Company have entered into a management agreement. This agreement recognizes that ARI will be part of ERLY's group of affiliated companies and as such will participate in the benefits of the overall management and administrative expertise of ERLY as well as planning by ERLY's corporate management to assist in developing a comprehensive, global business plan; raw product supply development; new market development financing; and assistance and advice on ARI's insurance plans, human resources programs and policies.

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


NOTE 21 - SUBSEQUENT EVENTS

In April 1993, Comet Rice sold its Harrisburg, Arkansas drying and storage facility and its interest in Aqaba Packaging Company as part of the refinancing of Comet and ARI pursuant to the Transaction. Both generated cash to reduce financing requirements at the closing of the Transaction.

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida to Florida Juice, Inc. for $11.9 million. This sale is part of a restructuring of ERLY Juice to reduce operating losses. In conjunction with this restructuring, one of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. The combined effect of both transactions did not result in a loss and will be accounted for in fiscal year 1994. The sale of the plant facility resulted in a loss of $2.7 million before tax effects while the gain from debt forgiveness (which will be reflected as an extraordinary item) amounted to $5.6 million before tax.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - 1993 Restatement

Fiscal year 1993 has been restated to reflect a $3,190,000 write-down of investment in ARI attributed to Houston property (See Notes 4 and 5). The effect of this restatement is as follows:


                                                  Previously
                                                   Reported        As Restated
                                                 ------------      -----------
Stockholders' equity
  (deficit) at March 31, 1993                    ($6,004,000)      ($9,194,000)
Net loss for 1993                                ($5,483,000)      ($8,673,000)
Net loss per share for 1993                           ($1.59)           ($2.52)



NOTE 23 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                      Fiscal Year 1993
                                                             (In thousands except per share data)
                                          ------------------------------------------------------------------
                                            1st           2nd            3rd             4th
                                          Quarter       Quarter*       Quarter         Quarter       Total
                                          -------       -------        -------         -------      -------
Net sales                                 $93,909       $81,934        $64,595         $61,206      $301,644
Gross profit                               18,297        17,524         15,511           9,918        61,250
Income (loss) from
  continuing operations                       918        (3,402)        (1,956)        (11,521)      (15,961)
Extraordinary income                                      4,726                          2,562         7,288
Net income (loss)                             918         1,324         (1,956)         (8,959)       (8,673)

Income (loss) per share from
  continuing operations                       .27          (.99)          (.57)          (3.31)        (4.63)
Extraordinary income per share                             1.38                            .74          2.11
Net income (loss) per share                   .27           .39           (.57)          (2.57)        (2.52)
Weighted average shares
  outstanding                               3,430         3,430          3,438           3,480         3,444
Price range of common stock:
  High                                     $3-3/8        $2-5/8         $4-1/4          $4-3/4
  Low                                       1-7/8         1-1/2          1-1/2           2-7/8


* Restated. The Company originally recorded extraordinary income in the second quarter of fiscal 1993 of $5,023 on the extinguishment of debt related to the Greenville, Mississippi rice facility (See Note 6). This gain was based on best estimates available at the time and when the fiscal determination was computed it was determined that the actual gain was in excess of the original estimate by $297 and therefore the extraordinary gain on the transaction was reduced to $4,726 for the second quarter.

Significant items increasing (decreasing) net income for the fourth quarter of 1993 are as follows: write-down of a portion of ERLY's investment in ARI relating to Houston property - ($3,190); extraordinary income on extinguishment of debt related to ERLY Juice - $2,562; gain on sale of subsidiary - $1,392; increase in allowances for doubtful accounts - ($2,000); write-down of year-end inventories by ERLY Juice - ($945); and, accounts payable adjustment by ERLY Juice -($1,000).

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)



                                                                    Fiscal Year 1992
                                                         (In thousands except per share data)
                                          -------------------------------------------------------------------
                                            1st             2nd            3rd           4th
                                          Quarter         Quarter        Quarter       Quarter         Total
                                          -------         -------        -------       -------        -------
Net sales                                 $77,422         $98,465        $90,288       $85,499      $351,674
Gross profit                               14,280          16,586         14,402        16,431        61,699
Income (loss) from
  continuing operations                    (4,453)         (3,464)        (4,881)       (4,177)      (16,975)
Extraordinary income                                                                     4,436         4,436
Net income (loss)                          (4,453)         (3,464)        (4,881)          259       (12,539)

Income (loss) per share from
  continuing operations                     (1.43)          (1.11)         (1.56)        (1.33)        (5.43)
Extraordinary income per share                                                            1.41          1.42
Net income (loss) per share                 (1.43)          (1.11)         (1.56)          .08         (4.01)
Weighted average shares
  outstanding                               3,113           3,124          3,126         3,147         3,127
Price range of common stock:
  High                                     $8-1/2          $7-1/4         $6-1/4        $4-1/2
  Low                                       6-7/8           5-1/2          3-3/8         2-7/8


Significant items increasing (decreasing) net income for the fourth quarter of 1992 are as follows: reduction in loss reserve on note receivable - $1,000; extraordinary income on extinguishment of debt related to ERLY Juice - $4,436; write-down of year-end inventories by Comet Rice - ($863); and, write-down of year-end inventories and accounts receivable by ERLY Juice - ($1,600).

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ERLY Industries Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of ERLY Industries Inc. and subsidiaries (the "Company") at March 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1993. Our audits also included the financial statement schedules listed in the Index at
Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ERLY Industries Inc. and subsidiaries at March 31, 1993 and 1992, and the results of their operations and cash flows for each of the three years in the period ended March 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses in each of the two years ended March 31, 1993, has a consolidated working capital deficit of approximately $44 million and has a consolidated deficiency in assets at March 31, 1993. In addition, the Company is in default on certain of its bank debt covenants. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan is described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, in May 1993 the Company consummated a transaction whereby it increased its ownership in American Rice, Inc. ("ARI") from 48% to 81% of the voting power of ARI stock in exchange for substantially all of the assets, subject to all of the liabilities, of its wholly owned subsidiary, Comet Rice, Inc. In May 1993, the Company also refinanced the combined indebtedness of ARI and Comet.

As discussed in Note 14 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

As discussed in Notes 4, 5 and 22, the 1993 consolidated financial statements have been restated from amounts previously reported to reflect a $3,190,000 write-down of investment in ARI attributed to Houston property.




DELOITTE & TOUCHE

July 8, 1994
Los Angeles, California

                  ITEM 14(A)2.  FINANCIAL STATEMENT SCHEDULES


                   ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
               SCHEDULE III - CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                           Years ended March 31,
                                                              --------------------------------------------
                                                                 1993               1992            1991
                                                              ---------          ---------       ---------
Corporate overhead expenses                                   ($ 1,091)          ($ 2,360)        ($ 1,196)
Income from subsidiaries                                         1,037                700              541
Interest expense                                                (1,517)            (1,833)          (2,108)
Interest income                                                    220                739              714
Other income                                                         9                594              939
Income on investments                                                               1,000            5,000
                                                               -------            -------          -------
Income (loss) before taxes on income
  and discontinued operations                                   (1,342)            (1,160)           3,890

Taxes on income (benefit) (a)                                        2                                 (64)
                                                               -------            -------          -------
Income (loss) from continuing operations
  before discontinued operations                                (1,344)            (1,160)           3,954
Discontinued operations:
  Provision for (losses) credit on
    discontinued businesses                                       -                  -               1,400
                                                               -------            -------         --------
Net income (loss) before undistributed
  earnings (losses) of subsidiaries                             (1,344)            (1,160)           5,354
Undistributed earnings (losses)
  of subsidiaries                                               (7,329)           (11,379)          (2,094)
                                                               -------            -------          -------
Net income (loss)                                             ($ 8,673)          ($12,539)         $ 3,260
                                                               =======            =======          =======



(a)  Reflects tax sharing benefit for subsidiaries in 1991.





See Notes to Consolidated Financial Statements.

                   ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
                    SCHEDULE III - CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   March 31,
                                                            -----------------------
                                                             1993            1992
                                                            -------        --------
ASSETS
Current assets:
  Cash                                                      $    26        ($   198)
  Notes and accounts receivable, net                            298           6,189
  Other current assets                                          291               5
                                                            -------         -------
    Total current assets                                        615           5,996

Long-term notes receivable                                    4,890           4,982
Property, plant and equipment, net                                6              10
Investment in subsidiaries*                                     392           6,085
Other assets                                                     31              84
                                                            -------         -------
                                                            $ 5,934         $17,157
                                                            =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                             $   921         $ 1,455
  Other current liabilities                                   2,953           3,301
  Current portion of long-term
    and subordinated debt                                     8,847           1,305
                                                           --------         -------
    Total current liabilities                                12,721           6,061

Long-term debt                                                1,001           1,216
Subordinated debt                                                             8,847

Redeemable common stock                                       1,406           1,012
Stockholders' equity:
  Common stock                                                3,187           3,130
  Additional paid-in capital                                 12,687          12,993
  Retained earnings (deficit)                               (24,119)        (15,446)
  Cumulative foreign currency
    adjustments                                                (949)           (656)
                                                            -------         -------
    Total stockholders' equity                               (9,194)             21
                                                            -------         -------
                                                            $ 5,934         $17,157
                                                            =======         =======




*   Recorded at equity in net assets of subsidiaries.

See Notes to Consolidated Financial Statements.

                   ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
               SCHEDULE III - CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Years ended March 31,
                                                                    ------------------------------------

                                                                      1993          1992           1991
                                                                    ---------     --------       --------
OPERATING ACTIVITIES:
  Net income (loss)                                                  ($8,673)     ($12,539)      $  3,260
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
  Undistributed (earnings) losses
    of subsidiaries                                                    7,329        11,379          2,094
  Depreciation and amortization                                          113           128            146
  Provision for loss on receivables                                     (250)          250
  Income on investments                                                             (1,000)        (5,000)
  Provision for losses (credit) on
    discontinued businesses                                                                        (1,400)
  Change in assets and liabilities
    net of effects of acquisition
    and sale of businesses:
      Decrease (increase) in receivables                                 941           370         (1,674)
      (Increase) decrease in other
        current assets                                                  (286)           58
      Decrease in assets held for sale                                               1,379
      Increase (decrease) in notes payable
        and other current liabilities                                   (882)        1,100           (280)
                                                                    --------       -------        -------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                (1,708)        1,125         (2,854)

INVESTING ACTIVITIES:
  Payment on note receivable from
    California CoPackers                                               5,200
  Distributions (to) from subsidiaries                                (1,885)         (275)          (558)
  Payments on notes receivable
    related to Hansen Foods                                                                         1,000
  Other, net                                                              46           218            356
                                                                     -------       -------        -------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                                 3,361           (57)           798

FINANCING ACTIVITIES:
  Principal payments on long-term debt                                  (214)          (81)
  Principal payments on subordinated debt                             (1,360)       (1,360)        (1,360)
  Proceeds from sale of stock                                            145            27             15
  Loans from subsidiaries                                                                           3,500
                                                                    --------       -------        -------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                (1,429)       (1,414)         2,155
                                                                    --------       -------        -------

INCREASE (DECREASE) IN CASH DURING THE YEAR                              224          (346)            99
CASH, BEGINNING OF YEAR                                                 (198)          148             49
                                                                    --------       -------        -------
CASH, END OF YEAR                                                   $     26      ($   198)       $   148
                                                                    ========       =======        =======

See Notes to Consolidated Financial Statements.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


                       Balance at                                                                         Balance at
                       beginning           Additions        Retirements                                    end of
Description            of period            at cost           or sales             Other (a)               period
- - - -----------            ----------          ---------        -----------            ---------              ----------
Year ended
March 31, 1993
- - - --------------
Land                  $   979,000         $    -             $    -                $     1,000          $   980,000
Buildings and
  improvements         10,817,000             111,000           (124,000)              (74,000)          10,730,000
Machinery and
  equipment            44,034,000           5,089,000         (6,901,000)               36,000           42,258,000
                      -----------         -----------        -----------            ----------          -----------
                       55,830,000           5,200,000         (7,025,000)              (37,000)          53,968,000
Rice facility
  disposed in
  July 1992            21,828,000                            (21,828,000)
                      -----------         -----------        -----------           -----------          -----------
    Total             $77,658,000         $ 5,200,000       ($28,853,000)         ($    37,000)         $53,968,000
                      ===========         ===========        ===========           ===========          ===========


Year ended
March 31, 1992
- - - --------------
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
                      ===========         ===========        ===========           ===========          ===========

Year ended
March 31, 1991
- - - --------------
Land                  $ 1,236,000          $     -           $      -              $      -             $ 1,236,000
Buildings and
  improvements         16,867,000             342,000             (3,000)                4,000           17,210,000
Machinery and
  equipment            53,990,000           4,180,000           (656,000)               38,000           57,552,000
                      -----------          ----------        -----------           -----------          -----------
    Total             $72,093,000          $4,522,000       ($   659,000)          $    42,000          $75,998,000
                      ===========          ==========        ===========           ===========          ===========


(a) Includes (1) adjustments relating to application of Statement of Financial Accounting Standards No. 52, "Foreign Currency
     Translation", and (2) reclassification in 1992 of assets relating to the Greenville, Mississippi rice facility to segregate as a separate caption.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                            Additions
                      Balance at            charged to                                                   Balance at
                      beginning             costs and        Retirements                                   end of
Description           of period             expenses           or sales             Other (a)              period
- - - -----------           ----------            ----------       -----------            ---------            ----------
Year ended
March 31, 1993
- - - --------------
Buildings and
  improvements        $ 2,606,000          $  497,000       ($     3,000)           $   14,000          $ 3,114,000
Machinery and
  equipment            20,660,000           2,953,000         (3,498,000)             (118,000)          19,997,000
                      -----------          ----------        -----------            ----------          -----------
                       23,266,000           3,450,000         (3,501,000)             (104,000)          23,111,000
Rice facility
  disposed in
  July 1992             7,797,000                             (7,797,000)
                      -----------          ----------        -----------            ----------          -----------
    Total             $31,063,000          $3,450,000       ($11,298,000)          ($  104,000)         $23,111,000
                      ===========          ==========        ===========            ==========          ===========


Year ended
March 31, 1992
- - - --------------
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
                      ===========          ==========         ==========            ==========          ===========

Year ended
March 31, 1991
- - - --------------
Buildings and
  improvements        $ 2,824,000          $  572,000         $     -               $    2,000          $ 3,398,000
Machinery and
  equipment            20,027,000           3,936,000           (361,000)               19,000           23,621,000
                      -----------          ----------         ----------            ----------          -----------
    Total             $22,851,000          $4,508,000        ($  361,000)           $   21,000          $27,019,000
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

                              ERLY INDUSTRIES INC.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions
                                              -------------------------
                             Balance at       Charges to       Charges       Deductions        Balance at
                             beginning        costs and        to other         from             end of
Description                  of period         expenses        accounts      reserves(a)         period
- - - -----------                  ---------        ----------       --------      -----------       ----------
Year ended
March 31, 1993
- - - --------------
Allowance for
  doubtful accounts          $  956,000       $2,474,000     ($   34,000)    ($  116,000)      $3,280,000
                             ==========       ==========      ==========      ==========       ==========
Reserve for notes
  receivable                 $2,000,000                                      ($1,800,000)      $  200,000
                             ==========       ==========      ==========      ==========       ==========
Reserve for
  discontinued
  businesses                 $2,189,000                                      ($  607,000)      $1,582,000
                             ==========       ==========      ==========      ==========       ==========


Year ended
March 31, 1992
- - - --------------
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
                             ==========       ==========      ==========      ==========       ==========

Year ended
March 31, 1991
- - - --------------
Allowance for
  doubtful accounts          $  339,000       $  543,000      $  155,000     ($  289,000)      $  748,000
                             ==========       ==========      ==========      ==========       ==========
Reserve for notes
  receivable                 $5,000,000            -               -         ($2,000,000)      $3,000,000
                             ==========       ==========      ==========      ==========       ==========
Reserve for
  discontinued
  businesses                 $7,024,000            -               -         ($3,569,000)      $3,455,000
                             ==========       ==========      ==========      ==========       ==========





(a) Uncollectible accounts written off to allowance for doubtful accounts; reduction of reserve for notes receivable in 1993, 1992 and 1991; and, charges to restructure reserve for discontinued businesses.

                        ERLY INDUSTRIES INC. AND SUBSIDIARIES
              SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                   Years ended March 31,
                                      ------------------------------------------------
                                         1993               1992               1991
                                      ----------         ----------         ----------
Maintenance and repairs               $2,734,000         $4,155,000         $6,122,000

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

Date: July 8, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ERLY Industries Inc. and in the capacities and on the dates indicated:



/s/  Gerald D. Murphy                              /s/  Douglas A. Murphy
- - - ---------------------------                        ----------------------------
Gerald D. Murphy, Director                         Douglas A. Murphy, Director


/s/  Bill J. McFarland                             /s/  William H. Burgess
- - - ---------------------------                        ----------------------------
Bill J. McFarland, Director                        William H. Burgess, Director

                                   EXHIBIT I
                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
        CALCULATION OF PRIMARY AND FULLY DILUTED INCOME (LOSS) PER SHARE
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  Years ended March 31,
                                      -------------------------------------------------------------------
                                        1993            1992             1991          1990         1989
                                      --------        --------         -------       -------      --------
Income (loss) from
  continuing operations               ($15,961)       ($16,975)        $ 1,860       $   308      ($ 3,009)
Income from extraordinary
  items                                  7,288           4,436
Income (loss) from
  discontinued operations                                                                147        (5,032)
Provision for (losses)
  credit on discontinued
  businesses                                                             1,400                      (7,000)
                                      --------        --------         -------       -------      --------
  Net income (loss)                   ($ 8,673)       ($12,539)        $ 3,260       $   455      ($15,041)
                                      ========        ========         =======       =======      ========
Average number of shares
  of common stock and
  common stock equivalents
  outstanding*:
    Average number of
    shares of common
    stock outstanding                    3,444           3,127           3,089         3,029         2,892
Common stock equivalents:
  Dilutive effect of
  stock options after
  application of treasury
  stock method (1)
                                      --------        --------         -------       -------      --------
    Total                                3,444           3,127           3,089         3,029         2,892
                                      ========        ========         =======       =======      ========
Primary and fully
  diluted income (loss)
  per common share*:
  Income (loss) from
    continuing operations             ($  4.63)       ($  5.43)        $   .61       $   .10      ($  1.04)
  Income from extraordinary
    items                                 2.11            1.42
  Income (loss) from
    discontinued operations                                                              .05         (1.74)
  Provision for (losses)
    credit on discontinued
    businesses                                                             .45                       (2.42)
                                      --------        --------         -------       -------      --------
  Primary and fully diluted
    income (loss) per common share    ($  2.52)       ($  4.01)        $  1.06       $   .15      ($  5.20)
                                      ========        ========         =======       =======      ========

 * Retroactively adjusted to give effect to 10% stock dividends in September 1990, November 1989 and October 1988.

(1) The dilutive effect of stock options and warrants was less than 3%; therefore, none are shown above.

                                   EXHIBIT II

                              ERLY INDUSTRIES INC.

                                  SUBSIDIARIES


The following is a list of all parents and principal subsidiaries of the Company reflecting ownership and the state or country of incorporation:

                                                                  % of Voting
                                                                  Securities
Parent                     Subsidiaries                              Owned
- - - ------                     ------------                            ---------
ERLY Industries Inc.       Comet Rice, Inc.                          100%
(California)               (Texas)


                           ERLY Juice Inc.                           100%
                           (California)


                           Chemonics Industries, Inc.                100%
                           (Arizona)


                           The Beverage Source Inc.                  100%
                           (California)


                           Worldmark, Inc.                           100%
                           (Michigan)


Comet Rice, Inc.           Comet Rice of Puerto Rico, Inc.           100%
(Texas)                    (Delaware)


                           Comet Ventures, Inc.                      90%
                           (California)


                           Bulk Terminal and Transport, Inc.         72%
                           (Cayman Islands)


                           Aqaba Packing Company                     49%
                           (Jordan)


                           American Rice, Inc.                       48%
                           (Texas)

                              ERLY INDUSTRIES INC.

                                  SUBSIDIARIES


                                                                     % of Voting
                                                                     Securities
Parent                         Subsidiaries                            Owned
- - - ------                         ------------                          ---------
Worldmark, Inc.                Eau Claire Packing Co.                  100%
(Michigan)                     (Michigan)


Chemonics Industries, Inc.     Chemonics Industries (Canada) Ltd.      100%
(Arizona)                      (Canada)





All subsidiaries are included in the consolidated financial statements.