Form 10-Q
period 1994-06-30
ERLY INDUSTRIES INC
filed 1994-08-11
CIK 30966

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended June 30, 1994     Commission file number 1-7894



                               ERLY INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)



           California                                   95-2312900
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)



10990 Wilshire Boulevard, Los Angeles, California         90024-3955
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code       (213) 879-1480


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

       As of June 30, 1994, there were 3,674,865 shares of the Registrant's common stock outstanding (including redeemable common stock).

                        ERLY INDUSTRIES INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                 June 30,               March 31,
                                                   1994                   1994
                                               ------------         -------------
                                                (Unaudited)
Assets
Current Assets:
  Cash                                         $  1,776,000          $  3,065,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $2,064,000 (June 30) and $1,865,000
    (March 31)                                   38,487,000            34,894,000
  Inventories:
    Raw materials                                16,874,000            28,182,000
    Finished goods                               24,848,000            35,114,000
                                                 ----------            ----------
                                                 41,722,000            63,296,000
  Prepaid expenses and other
    current assets                                1,736,000             1,522,000
                                                 ----------           -----------
      Total current assets                       83,721,000           102,777,000

Long-term notes receivable, net                   1,791,000             1,792,000
Property, plant and equipment, net               55,464,000            55,034,000
Assets held for sale, net                        22,565,000            22,546,000
Other assets                                     16,500,000            17,001,000
                                               ------------          ------------
                                               $180,041,000          $199,150,000
                                               ============          ============

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, collateralized                $ 38,026,000          $ 49,273,000
  Accounts payable                               23,482,000            37,000,000
  Accrued payroll and other
    current liabilities                           6,195,000             2,724,000
  Income taxes payable                            3,952,000             3,339,000
  Current portion of long-term
    and subordinated debt                         9,046,000             8,946,000
                                                 ----------           -----------
      Total current liabilities                  80,701,000           101,282,000

Long-term debt                                   59,092,000            60,592,000
Subordinated debt                                 7,313,000             7,313,000
Minority interest                                20,376,000            19,769,000

Redeemable common stock,
  300,000 shares issued and outstanding           1,800,000             1,800,000
Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 5,000,000 shares
    Issued and outstanding:
    3,374,865 shares (June 30), and
    3,374,765 shares (March 31)                      34,000                34,000
  Additional paid-in capital                     16,157,000            16,157,000
  Retained earnings (deficit)                    (4,089,000)           (6,450,000)
  Cumulative foreign currency
    adjustments                                  (1,343,000)           (1,347,000)
                                               ------------          ------------
      Total stockholders' equity                 10,759,000             8,394,000
                                               ------------          ------------
                                               $180,041,000          $199,150,000
                                               ============          ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

       3                ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the three months ended June 30, 1994 and 1993

                                                Three months ended June 30,
                                              -----------------------------------
                                                 1994                  1993
                                              -----------------------------------
                                                         (Unaudited)
Net Sales                                     $121,262,000           $ 51,150,000
Cost of sales                                  105,599,000             43,996,000
                                              ------------           ------------
    Gross profit                                15,663,000              7,154,000

Selling, general and
  administrative expenses                        8,613,000              5,124,000
Interest expense                                 3,474,000              2,387,000
Interest income                                    (66,000)              (132,000)
Other expense                                      136,000                409,000
Investment income                                                        (426,000)
Gain on sale of partial
  interest in subsidiary                                              (11,768,000)
                                                ----------             ----------
                                                12,157,000             (4,406,000)
Income before taxes on income,
  discontinued operations,
  extraordinary item and
  minority interest                              3,506,000             11,560,000

Taxes on income                                    599,000                371,000
                                                ----------             ----------
Income from continuing operations
  before discontinued operations,
  extraordinary item and
  minority interest                              2,907,000             11,189,000

Loss on discontinued operations                                        (2,016,000)
                                                 ---------             ----------
Income before extraordinary
  item and minority interest                     2,907,000              9,173,000

Extraordinary item                                                     10,270,000
                                                 ---------             ----------
Income before minority interest                  2,907,000             19,443,000

Minority interest in earnings of
  consolidated subsidiary                         (546,000)            (5,108,000)
                                              ------------            -----------
Net income                                    $  2,361,000            $14,335,000
                                              ============            ===========

Net income (loss) per common and
  common share equivalents:
    Primary:
      Continuing operations                          $ .56                  $2.81 *
      Discontinued operations                                                (.58)
      Extraordinary item                                                     1.88 *
                                                    ------                  -----
                                                     $ .56                  $4.11
                                                    ======                  =====

    Fully diluted:
      Continuing operations                          $ .53                  $2.61 *
      Discontinued operations                                                (.54)
      Extraordinary item                                                     1.75 *
                                                     -----                  -----
                                                     $ .53                  $3.82
                                                     =====                  =====

       4                ERLY INDUSTRIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (continued) For the three months ended June 30, 1994 and 1993

                                                    Three months ended June 30,
                                                 ---------------------------------
                                                    1994                   1993
                                                 ---------------------------------
                                                         (Unaudited)
Weighted average common and
  common share equivalents:
    Primary                                      4,184,000               3,487,000
    Fully diluted                                4,451,000               3,754,000


* Net of applicable minority interest ($1.4 million relating to continuing operations and $3.7 million relating to extraordinary item).


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

       5                ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the three months ended June 30, 1994 and 1993

                                                    Three months ended June 30,
                                                 --------------------------------
                                                      1994               1993
                                                 --------------------------------
                                                            (Unaudited)
OPERATING ACTIVITIES:
Net income                                        $ 2,361,000         $14,335,000
Adjustments to reconcile net income
 to net cash provided by (used in)
   operating activities:
  Minority interest in earnings
   of consolidated subsidiary                         546,000           5,108,000
  Gain on sale of partial interest
   in subsidiary                                                      (11,768,000)
  Extraordinary income - debt discount                                (10,270,000)
  Depreciation and amortization                     1,722,000           1,125,000
  Provision for loss on receivables                    13,000              22,000
  Equity in net income of
   American Rice, Inc.                                                   (426,000)
  Loss on disposition of subsidiary                                       880,000
  Change in assets and liabilities:
   (Increase) in receivables                       (3,606,000)           (237,000)
   Decrease in inventories                         21,574,000           6,668,000
   (Increase) decrease in prepaid
     expenses and other current assets               (214,000)            386,000
   (Decrease) in accounts payable
     and other current liabilities                (10,047,000)         (6,704,000)
   Increase in taxes payable                          613,000             488,000
   Other, net                                          85,000
                                                   ----------           ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             13,047,000            (393,000)

INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                      (1,694,000)           (315,000)
  Disposition of property, plant
    and equipment                                       5,000             175,000
  Acquisition of American Rice, Inc.                                   12,608,000
  Disposition of rice subsidiary                                        2,092,000
  Other, net                                                           (2,120,000)
                                                    ---------          ----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                             (1,689,000)         12,440,000


       6                ERLY INDUSTRIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the three months ended June 30, 1994 and 1993

                                                    Three months ended June 30,
                                                 --------------------------------
                                                     1994               1993
                                                 --------------------------------
                                                            (Unaudited)
FINANCING ACTIVITIES:
  Increase (decrease) in notes payable            (11,247,000)            983,000
  Proceeds from notes and long-term debt                               79,458,000
  Repayment of notes and term debt
    on rice refinancing                                               (93,736,000)
  Principal payments on long-term debt             (1,400,000)           (723,000)
                                                   ----------          ----------
NET CASH (USED IN)
  FINANCING ACTIVITIES                            (12,647,000)        (14,018,000)
                                                   ----------          ----------
INCREASE (DECREASE) IN CASH
  DURING THE QUARTER                               (1,289,000)         (1,971,000)

CASH, BEGINNING OF QUARTER                          3,065,000           3,872,000
                                                 ------------        ------------
CASH, END OF QUARTER                             $  1,776,000        $  1,901,000
                                                 ============        ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

       7                      ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            For the three months ended June 30, 1994
                                           (Unaudited)

                                                                     Cumulative
                    Common Stock         Additional      Retained      Foreign        Total
                ---------------------      Paid-in       Earnings     Currency    Stockholders'
                  Shares      Dollars      Capital       (Deficit)  Adjustments       Equity
                ----------  ------------------------------------------------------------------
Balance
April 1, 1994    3,374,765  $   34,000  $16,157,000    ($6,450,000)  ($1,347,000)  $ 8,394,000

Net income
 for the period                                          2,361,000                   2,361,000

Common stock
 issued                100                                                               -

Foreign currency
 adjustments                                                               4,000         4,000
                 ---------  ------------------------------------------------------------------
Balance
June 30, 1994
 (unaudited)     3,374,865  $   34,000  $16,157,000    ($4,089,000)  ($1,343,000)  $10,759,000
                 =========  ==================================================================




See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

       8             ERLY INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended June 30, 1994 and 1993

Basis of Presentation:

The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for the entire year.

Reference should be made to the Notes To Consolidated Financial Statements in the Company's 1994 Form 10-K for a discussion of accounting policies and other significant matters.

The accompanying consolidated financial statements include the accounts of ERLY Industries Inc. and its subsidiaries (the "Company" or "ERLY"). All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated. As discussed in Note 1, substantially all of the assets and liabilities of ERLY's wholly owned subsidiary, Comet Rice, Inc. ("Comet"), were acquired by American Rice, Inc. ("ARI") on May 26, 1993, in a transaction accounted for as a reverse acquisition by its subsidiary, Comet. Prior to the transaction, ERLY owned 48% of the voting rights of ARI, and its investment in ARI was accounted for using the equity method. ERLY's equity in ARI's net results of operations was reflected as investment income or loss in ERLY's consolidated statements of operations. As a result of the transaction, ERLY's ownership increased to 81% of the voting rights of ARI; therefore, beginning in June 1993, ARI's balance sheet and results of operations are consolidated with ERLY's with appropriate adjustments to reflect minority interest.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. At March 31, 1994, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $32 million which can be used to offset future taxable income. Tax expense reflected in the consolidated statements of operations represents estimated federal and state tax expense on pre-tax earnings reduced by the utilization of deferred tax assets relating to net operating loss carryforwards that had previously been reserved.

Primary earnings per share are based on the weighted average number of:
(1) common shares, and (2) dilutive common share equivalents (consisting of stock options and warrants) outstanding during each period presented. Fully diluted earnings per share assumes conversion of a $1 million convertible note payable, unless conversion would be antidilutive.

Note 1 - Acquisition of Comet Rice, Inc. by American Rice, Inc.

On May 26, 1993, ARI consummated a transaction to acquire substantially all of the assets of Comet and assume all of Comet's liabilities (the "Transaction"). The Transaction also involved refinancing the combined indebtedness of ARI and Comet.

The operating results reflected in the accompanying financial statements do not include ARI's operating activities prior to May 26, 1993, the date of the Transaction. The following consolidated unaudited pro forma results, however, have been prepared assuming the Transaction had occurred at the beginning of the fiscal year, April 1, 1993.

                                                  Three months
                                                      ended
                                                  June 30, 1993
                                                    Pro Forma
                                                  -------------
Net sales                                            $77,953

Income from continuing
  operations before discontinued
  operations, extraordinary item
  and minority interest*                               1,900

Net income                                             1,900

Income per common share
  from continuing operations*:
    Primary                                          $   .54
    Fully diluted                                    $   .51


* Excluding one-time gain on sale of partial interest in subsidiary of $11,768,000.


Note 2 - Gain on Sale of Partial Interest in Subsidiary

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

Step three, in accordance with EITF 90-13, the fair value of Comet's net assets was determined. ERLY accounted for the Transaction as a partial sale of 19% of Comet Rice (19% is the percentage ownership of ARI by minority shareholders), and a step acquisition of ARI, increasing its ownership from 48% to 81%. Under EITF 90-13, a gain of $11.8 million was recognized by ERLY in the quarter ended June 30, 1993, to the extent of the 19% of Comet Rice sold.

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


Note 3 - Discontinued Operations

In December 1993, the Company sold its juice manufacturing facility located in Eau Claire, Michigan, plus inventory, accounts receivable and trademarks. As a result of these dispositions, ERLY has no operating assets or continuing operations remaining in the juice business. It is ERLY's intention to liquidate the remaining assets of ERLY Juice for the benefit of the ERLY Juice creditors.

The results of ERLY's juice business have been reported separately as discontinued operations in the consolidated statements of operations. Prior period consolidated financial statements have been restated to present the juice business as a discontinued operation. Summarized results of ERLY Juice for the three months ended June 30, 1993 were as follows:

                                                        1993
                                                    -----------
Net sales                                           $14,669,000
Costs and expenses                                  (15,902,000)
Interest expense                                       (783,000)
                                                    -----------
Loss from discontinued
  operations                                       ($ 2,016,000)
                                                    ===========

At June 30, 1994, ERLY's remaining juice business assets of $609,000 are included in prepaid expenses and other current assets in the consolidated balance sheet. In addition, the June 30, 1994 consolidated balance sheet includes liabilities of the juice business as follows:

     Current liabilities:
       Notes payable to ING                        $ 8,397,000
       Accounts payable                              4,807,000
       Other current liabilities                       354,000
       Current portion of long-term debt               245,000
                                                   -----------
                                                   $13,803,000
                                                   ===========


Note 4 - Minority Interest

ERLY owns 81% of ARI's voting interests. Parent companies often hold interests in subsidiaries by ownership of the common stock of the subsidiary. ERLY's ownership of ARI is more complex, including both common stock and convertible preferred stock. ERLY's 81% interest in ARI consists of the following securities of ARI:

  * 3,888,888 shares of ARI common stock which represent 32% of ARI's total outstanding common stock and 9% of ARI's common shares on a fully converted basis.

  * 3,888,888 shares of ARI Series A Preferred Stock, which is convertible one for one, has voting rights, liquidation preferences of $5.14 per share, but has no stated dividend. These shares represent 9% of ARI's common shares on a fully converted basis.

  * 14,000,000 shares of ARI Series B Preferred Stock, which is convertible into 28,000,000 common shares, has voting rights and an annual cumulative dividend of approximately $5.2 million. These shares represent 63% of ARI's common shares on a fully converted basis.

In addition to the preferred stocks issued to ERLY, ARI issued a Series C Preferred Stock to third parties. This Series C Preferred Stock does not have voting or conversion rights but does have an annual cumulative dividend of $750,000. The Series A, Series B and Series C Preferred Stocks are unique securities with preferential rights which are superior to common stock rights.

The Minority Interest of ARI in ERLY's consolidated financial statements represents the 68% of the common stock of ARI which ERLY does not own and the Series C Preferred Stock.

In the situation where ownership of a subsidiary is represented entirely by common stock, the minority interest in the earnings or losses of the subsidiary is the percentage ownership by the minority interest in the common stock. However, in the case where ownership of a subsidiary involves complex securities like convertible preferred stocks in addition to common stocks, specific rules under generally accepted accounting principles (APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock") require that earnings or losses of the subsidiary be allocated between the parent and the minority interest in accordance with the underlying terms of the various securities, rather than allocation based on voting ownership of the subsidiary. No conversion is assumed in the case of convertible preferred stocks for purposes of this calculation, even though conversion may occur at any time at the option of the holder.

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

The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%).

If ERLY had converted the Series A Preferred Stock to ARI common stock at the beginning of fiscal year 1994 (April 1, 1993) and converted the Series B Preferred Stock to common stock at the date of issuance (May 26, 1993), earnings of ARI allocated to ERLY would have increased ERLY's reported income and retained earnings by approximately $164,000 and $2.3 million for the quarters ended June 30, 1994 and 1993, respectively, with a corresponding decrease in Minority Interest on ERLY's consolidated statements of operations and consolidated balance sheets.

The Minority Interest reflected on the balance sheets represents: (1) original investment in the equity of ARI on a historical cost basis on the part of the Minority Interest, (2) an entry to record the acquisition by the Minority Interest of a partial interest in Comet Rice, Inc. as of May 26, 1993 in accordance with EITF 90-13 as described in Note 2, and (3) the effects of the allocation of ARI's earnings and losses from May 26, 1993 based on the ownership terms of the various equity securities of ARI as previously described.

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


Note 5 - Assets Held for Sale - Long-term

The consolidated balance sheets include assets held for sale classified as long-term of $23 million at June 30, 1994. This includes ARI property held for sale in Houston, Texas ($19 million) and the remaining net assets of the Company's discontinued winery operations ($4 million) which management intends to dispose of in an orderly manner.

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


Note 6 - Long-term and Subordinated Debt

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends.

The Company's Chemonics subsidiary was in violation of certain debt covenants at June 30, 1994, by not making the last term loan payment of $1.0 million on December 31, 1993. Negotiations are in process for a refinancing with new lenders to paydown Chemonics' existing lender. This refinancing is expected to be completed by the third quarter of the current fiscal year.

As a result of the discontinuation of the juice operations, there still remains $8.4 million (plus accrued interest from December 21, 1993) of ERLY Juice's obligation to ING Capital which the Company guaranteed in exchange for a $6 million write-down of ERLY Juice obligations. Under the terms of the guarantee, ERLY is required to paydown the remaining $8.4 million (plus accrued interest) of debt within one year (by December 21, 1994) or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. The Company expects to sell sufficient assets or refinance Chemonics Industries in order to paydown the remaining obligations prior to December 21, 1994.

The Company's 12-1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding balance of $8,880,000 matured on December 1, 1993. The Company has offered to exchange $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures. As of June 30, 1994, holders of approximately 95% of the Old Debentures have agreed to the exchange. The Company does not currently have adequate cash reserves to redeem the principal amount of all of the Old Debentures (with a face value of approximately $449,000) which have not agreed to the exchange but is exploring ways to deal with those debentureholders who will not exchange and believes that it can refinance the remaining amounts.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               For the three months ended June 30, 1994 and 1993

Results of Operations - Three months ended June 30, 1994 and 1993

For the quarter ended June 30, 1994, the Company reported net income of $2.4 million on sales of $121 million, as compared to net income of $14,335,000 on sales of $51 million for the first quarter of the prior fiscal year. Sales for the first quarter of fiscal 1994 were up
$70 million from the first quarter of fiscal 1993, primarily due to a $69 million increase in sales by ARI as discussed below.

Gross profit for the quarter ended June 30, 1994 was $15.7 million, an increase of $8.5 million from the quarter ended June 30, 1993, primarily as a result of a $7.6 million increase at ARI.

Results for the first quarter of the prior fiscal year included an $11.8 million gain on the sale of a partial interest in Comet Rice, Inc. in conjunction with the May 1993 combination of Comet Rice and ARI (See Note
2). The results for the quarter ended June 30, 1993, also included: (1) extraordinary income of $6.6 million (net of minority interest) which represents debt discounts by ARI's former lenders recorded in conjunction with the refinancing of Comet and ARI , and (2) a $2.0 million loss from discontinued operations relating to the Company's juice business which was discontinued in December 1993.

Prior to the combination discussed in Note 1, ERLY owned 48% of the voting rights of American Rice, Inc. and accounted for its investment using the equity method of accounting. ERLY therefore recorded its interest in ARI's results as investment income (loss) in the consolidated statements of operations. First quarter results from last year include investment income of $426,000 from ERLY's interest in ARI's net income for April and May of 1993.

Subsequent to the Transaction, ARI's results of operations are consolidated with ERLY's and are not reflected as investment income
(loss), but are now accounted for as discussed in Note 4 - Minority
Interest.


Rice Operations

Sales for the quarter ended June 30, 1994 of $105.7 million increased $68.9 million from the prior year due to $51.5 million in export sales increases and $17.4 million in domestic sales increases. As a result of the May 26, 1993 Transaction, three months of ARI sales are included in 1994 versus one month in the corresponding period in 1993. The estimated increase in sales as a result of the Transaction was approximately $37 million including $13 million in domestic markets and $24 million in export markets.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 5 million equivalent rough rice hundredweight ("cwt.") due primarily to increases in sales from

ARI's Maxwell, California facility as a result of exports to Japan and 1.6 million cwt. in increases as a result of the Transaction. Total average milled rice prices increased 17% due primarily to a higher proportion of branded export sales as a result of the Transaction.

Domestic sales increased primarily as a result of the Transaction. In addition to sales added by the Transaction, domestic sales increased due to higher average prices. Average domestic milled rice sales prices increased 44% due to the higher value-added retail sales from the ARI customer base.

Gross profit was 11% and 10% of sales for the three months ended June 30, 1994 and 1993, respectively, increasing $7.6 million from the prior period. ARI sales included as a result of the Transaction contributed approximately $800,000 of the increase. Gross profit on other export sales increased $6.6 million.

ARI's selling, general and administrative expense of $5.3 million increased $3.2 million from last year primarily due to advertising and selling expenses associated with the higher value-added sales from the ARI customer base.

Interest expense of $2.9 million increased $1.1 million due to higher borrowings and higher average interest rates as a result of the Transaction. Interest expense in both periods include legal and other expenses directly associated with the debt.


Chemonics Industries

For the quarter ended June 30, 1994, the Company's subsidiary, Chemonics Industries, had revenues of $15.6 million, compared to $14.4 million last year, an increase of 8%. This increase is due entirely to increased sales by Chemonics' consulting division. Gross profit was $4.3 million (28% of sales) for the quarter compared to gross profit of $3.5 million (24%) for the first quarter of last year.


General

Consolidated interest expense totalled $3.5 million for the quarter ended June 30, 1994, compared with $2.4 million for the same quarter of last year. This increase reflects the increase in consolidated debt due to the combination of Comet Rice and American Rice in May 1993.

Discontinued Operations

In December 1993, the Company discontinued its operations in the juice business (See Note 3). For the quarter ended June 30, 1993, the Company reported a loss from discontinued operations of $2.0 million.


Liquidity and Capital Resources

At June 30, 1994, consolidated working capital was $3.0 million, an improvement of $1.5 million from March 31, 1994 as a result of the positive operating results for the quarter.

Stockholders' equity was $10,759,000 at June 30, 1994, compared to $8,394,000 at March 31, 1994, an improvement of $2.4 million as a result of the net income for the quarter.

As a result of the discontinuation of the juice operations, there still remains $8.4 million (plus accrued interest from December 21, 1993) of ERLY Juice's obligation to ING Capital which the Company guaranteed in exchange for a $6 million write-down of ERLY Juice obligations. Under the terms of the guarantee, ERLY is required to paydown the remaining $8.4 million (plus accrued interest) of debt within one year (by December 21, 1994) or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. The Company expects to sell sufficient assets or refinance Chemonics Industries in order to paydown the remaining obligations prior to December 21, 1994.

The Company's 12-1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding balance of $8,880,000 matured on December 1, 1993. The Company has offered to exchange $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures. As of June 30, 1994, holders of approximately 95% of the Old Debentures have agreed to the exchange. The Company does not currently have adequate cash reserves to redeem the principal amount of all of the Old Debentures (with a face value of approximately $449,000) which have not agreed to the exchange but is exploring ways to deal with those debentureholders who will not exchange and believes that it can refinance the remaining amounts.





Item 6.(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ERLY INDUSTRIES INC.



                                                 By  /s/ Richard N. McCombs
Date:  August 11, 1994                               -----------------------
                                                     Richard N. McCombs
                                                     Vice President and
                                                     Chief Financial Officer

                                          EXHIBIT I.1
                             ERLY INDUSTRIES INC. AND SUBSIDIARIES
                            CALCULATION OF PRIMARY INCOME PER SHARE
                             (In thousands except per share data)

                                                 Three months ended June 30,
                                                ----------------------------
                                                   1994                1993
                                                ----------------------------
Income from
  continuing operations                         $ 2,907             $11,189
Income (loss) on
  discontinued operations                                            (2,016)
Income from extraordinary item                                       10,270
Minority interest                                  (546)             (5,108)
                                                -------             -------
  Net income                                    $ 2,361             $14,335
                                                =======             =======

Average number of shares of
  common stock and common
  stock equivalents outstanding:
   Average number of shares of
    common stock outstanding                      3,675               3,487
   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                                   509
                                                  -----               -----
    Total                                         4,184               3,487
                                                  =====               =====

Primary income per
  common share:
  Income from
    continuing operations                        $  .56              $ 2.81 (a)
  Income (loss) on
    discontinued operations                                            (.58)
  Income from extraordinary
    item                                                               1.88 (a)
                                                 ------              ------
  Primary income per
    common share                                 $  .56              $ 4.11
                                                 ======              ======


(a) Net of applicable minority interest ($1.4 million relating to continuing operations and $3.7 million relating to extraordinary item).

                                          EXHIBIT I.2
                             ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CALCULATION OF FULLY DILUTED INCOME PER SHARE
                             (In thousands except per share data)

                                                 Three months ended June 30,
                                                ----------------------------
                                                   1994                1993
                                                ----------------------------
Income from
  continuing operations                         $ 2,907             $11,189
Interest adjustment - convertible
  note payable                                       20                  20
                                                 ------              ------
Income from continuing operations,
  as adjusted                                     2,927              11,209


Income (loss) on
  discontinued operations                                            (2,016)
Income from extraordinary item                                       10,270
Minority interest                                  (546)             (5,108)
                                                -------             -------
  Net income, as adjusted                       $ 2,381             $14,355
                                                =======             =======

Average number of shares of
  common stock and common
  stock equivalents outstanding                   4,184               3,487
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable                      267                 267
                                                  -----               -----
      Total                                       4,451               3,754
                                                  =====               =====

Fully diluted income
  per common share:
  Income from continuing operations             $   .53             $  2.61 (a)
  Income (loss) on discontinued
    operations                                                         (.54)
  Income from extraordinary item                                       1.75 (a)
                                                -------             -------
   Fully diluted income
    per common share                            $   .53             $  3.82
                                                =======             =======


(a) Net of applicable minority interest ($1.4 million relating to continuing operations and $3.7 million relating to extraordinary item).