Form 10-Q/A
period 1993-06-30
ERLY INDUSTRIES INC
filed 1994-08-18
CIK 30966

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q/A


      AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the three months ended June 30, 1993


                      Commission file number 1-7894


                          ERLY INDUSTRIES INC.
         (Exact name of registrant as specified in its charter)


                 California                               95-2312900
     -------------------------------                  -------------------
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                Identification No.)


      10990 Wilshire Boulevard, #1800
          Los Angeles, California                         90024-3955
      -------------------------------                 --------------------
           (Address of principal                          (Zip Code)
            executive offices)


    Registrant's telephone number, including area code (213) 879-1480



                             AMENDMENT NO. 2

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the three months ended June 30, 1993, as set forth on the pages attached hereto:

            Item 1.    Financial Statements
            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations
            Item 6.    Exhibits and Reports on Form 8-K

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              ERLY Industries Inc.
                                           -------------------------
                                                  Registrant



      Date:  August 17, 1994            By   /s/ Richard N. McCombs
                                           -------------------------
                                           Richard N. McCombs
                                           Vice President and
                                           Chief Financial Officer

       1               ERLY INDUSTRIES INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       -------------------------------------

                                               June 30,              March 31,
                                                 1993                  1993
                                            ------------         -------------
                                              (Unaudited)          (Unaudited)
Assets
Current Assets:
  Cash                                      $  1,901,000         $  3,872,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $2,642,000 (June 30) and $3,280,000
    (March 31)                                41,394,000           35,534,000
  Inventories:
    Raw materials                             24,469,000           14,817,000
    Finished goods                            19,654,000           12,908,000
                                           -------------        ---------------
                                              44,123,000           27,725,000
  Prepaid expenses and other
    current assets                             2,423,000            2,524,000
                                           -------------        -------------
      Total current assets                    89,841,000           69,655,000

Long-term notes receivable, net                4,891,000            6,623,000
Property, plant and equipment, net            75,764,000           30,857,000
Assets held for sale, net                     23,003,000            4,210,000
Investment in American Rice, Inc.                                  13,104,000
Other assets                                  24,624,000           10,651,000
                                            ------------         ------------
                                            $218,123,000         $135,100,000
                                            ============         ============

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, collateralized             $ 52,826,000         $ 62,359,000
  Accounts payable                            31,704,000           20,106,000
  Accrued payroll and other
    current liabilities                        5,343,000            7,298,000
  Income taxes payable                         3,692,000            1,829,000
  Current portion of long-term and
    subordinated debt                         28,143,000           22,531,000
                                            ------------         ------------
      Total current liabilities              121,708,000          114,123,000

Long-term debt                                69,103,000           26,881,000
Subordinated debt                              1,094,000            1,094,000
Minority interest                             19,762,000              790,000

Redeemable common stock,
  300,000 shares issued and outstanding        1,505,000            1,406,000

Stockholders' equity:
  Common stock, par value $1 a share:
    Authorized: 5,000,000 shares
    Issued and outstanding:
    3,183,123 shares (June 30), and
    3,186,956 shares (March 31)                3,183,000            3,187,000
  Additional paid-in capital                  12,569,000           12,687,000
  Retained earnings (deficit)                 (9,784,000)         (24,119,000)
  Cumulative foreign currency
    adjustments                               (1,017,000)            (949,000)
                                            ------------         ------------
      Total stockholders' equity               4,951,000           (9,194,000)
                                            ------------         ------------
                                            $218,123,000         $135,100,000
                                            ============         ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

       2              ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                For the three months ended June 30, 1993 and 1992

                                               Three months ended June 30,
                                          -------------------------------------
                                               1993                    1992
                                          --------------------------------------
                                                       (Unaudited)
Net Sales                                 $ 65,819,000            $ 93,909,000
Cost of sales                               55,724,000              75,612,000
                                          ------------            ------------
    Gross profit                            10,095,000              18,297,000

Selling, general and
  administrative expenses                    9,232,000              14,613,000
Interest expense                             3,155,000               2,672,000
Interest income                               (136,000)                (41,000)
Investment income                             (426,000)                (11,000)
Other (income) expense                         487,000                 (83,000)
Gain on sale of partial
  interest in subsidiary                   (11,768,000)
                                           -----------             -----------
                                               544,000              17,150,000
Income before taxes on income,
  extraordinary item and
  minority interest                          9,551,000               1,147,000
Taxes on income                                378,000                 229,000
                                          ------------              ----------

Income before extraordinary item
  and minority interest                      9,173,000                 918,000
Extraordinary item                          10,270,000
                                          ------------             -----------

Income before minority interest             19,443,000                 918,000

Minority interest in earnings of
  consolidated subsidiary                   (5,108,000)
                                          ------------             -------------

Net income                                $ 14,335,000             $   918,000
                                          ============             ===========

Net income per common and
  common share equivalents:
  Primary:
    Continuing operations                        $2.23 *                 $ .27
    Extraordinary item                            1.88 *
                                                 -----                   -----
                                                 $4.11                   $ .27
                                                 =====                   =====
  Fully diluted:
    Continuing operations                        $2.07 *                 $ .25
    Extraordinary item                            1.75 *
                                                 -----                   -----
                                                 $3.82                   $ .25
                                                 =====                   =====
Weighted average common
   shares outstanding:
     Primary                                 3,487,000               3,430,000
     Fully diluted                           3,754,000               3,697,000


* Net of applicable minority interest ($1.4 million relating to continuing operations and $3.7 million relating to extraordinary item).

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

       3              ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                For the three months ended June 30, 1993 and 1992

                                                Three months ended June 30,
                                           -------------------------------------
                                                  1993               1992
                                           -------------------------------------
                                                          (Unaudited)
OPERATING ACTIVITIES:
Net income                                     $14,335,000        $   918,000
Adjustments to reconcile net income
 to net cash provided by (used in)
   operating activities:
  Minority interest in earnings
   of consolidated subsidiary                    5,108,000
  Gain on sale of partial interest
   in subsidiary                               (11,768,000)
  Extraordinary income - debt discount         (10,270,000)
  Depreciation and amortization                  1,125,000          1,087,000
  Provision for loss on receivables                 22,000             42,000
  Equity in net income of American Rice, Inc.     (426,000)           (11,000)
  Loss on disposition of subsidiary                880,000
  Other, net                                                           66,000
  Change in assets and liabilities:
   (Increase) in receivables                      (237,000)          (142,000)
   Decrease in inventories                       6,668,000         10,956,000
   (Increase) decrease in prepaid expenses
     and other current assets                      386,000           (442,000)
   (Decrease) in accounts payable
     and other current liabilities              (6,704,000)        (8,169,000)
   Increase in taxes payable                       488,000            178,000
                                              ------------       ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                            (393,000)         4,483,000

INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                     (315,000)          (343,000)
  Disposition of property, plant
    and equipment                                  175,000             12,000
  Acquisition of American Rice, Inc.            12,608,000
  Proceeds from disposition of subsidiary        2,092,000
  Other, net                                    (2,120,000)          (240,000)
                                              ------------        -----------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                          12,440,000           (571,000)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable             983,000         (3,011,000)
  Proceeds from notes and long-term debt        79,458,000            159,000
  Repayment of notes and term debt
    on rice refinancing                        (93,736,000)
  Principal payments on long-term debt            (723,000)        (1,439,000)
  Principal payments on subordinated debt                             (50,000)
                                              ------------        -----------

       4              ERLY INDUSTRIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                ------------------------------------------------
                For the three months ended June 30, 1993 and 1992

                                                Three months ended June 30,
                                           -------------------------------------
                                                  1993               1992
                                           -------------------------------------
                                                          (Unaudited)
NET CASH (USED IN)
  FINANCING ACTIVITIES                         (14,018,000)        (4,341,000)
                                             -------------       ------------

INCREASE (DECREASE) IN CASH
  DURING THE QUARTER                            (1,971,000)          (429,000)

CASH, BEGINNING OF QUARTER                       3,872,000          3,842,000
                                              ------------       ------------

CASH, END OF QUARTER                          $  1,901,000       $  3,413,000
                                              ============       ============




See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

       5                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       -----------------------------------------------
                          For the three months ended June 30, 1993
                                         (Unaudited)

                                                                 Cumulative
                                     Additional     Retained       Foreign       Total
                         Common        Paid-in      Earnings      Currency   Stockholders'
                          Stock        Capital     (Deficit)     Adjustments    Equity
                      ----------    ----------   -----------     -----------    ----------


Balance
April 1, 1993          $3,187,000   $12,687,000  ($24,119,000)   ($949,000)  ($9,194,000)

Net income
 for the period                                    14,335,000                 14,335,000

Common stock issued         6,000        26,000                                   32,000

Common stock retired      (10,000)      (46,000)                                 (56,000)

Foreign currency
 adjustments                                                       (68,000)      (68,000)

Accretion of redeemable
common stock                            (98,000)                                 (98,000)
                       ----------   -----------   -----------   ----------    ----------

Balance
June 30, 1993
 (unaudited)           $3,183,000   $12,569,000  ($ 9,784,000) ($1,017,000)   $4,951,000
                       ==========   ===========   ===========   ==========    ==========


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

        6        ERLY INDUSTRIES INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
            For the three months ended June 30, 1993 and 1992

Basis of Presentation:

The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for the entire year.

Reference should be made to the Notes To Consolidated Financial Statements in the Company's 1993 Form 10-K for a discussion of accounting policies and other significant matters.

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. At March 31, 1993, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $48 million which can be used to offset future taxable income. Tax expense reflected in the consolidated statements of operations represents estimated federal and state tax expense on pre-tax earnings reduced by the utilization of deferred tax assets relating to net operating loss carryforwards that had previously been reserved.

Primary earnings per share are based on the weighted average number of:
(1) common shares, and (2) dilutive common share equivalents (consisting of stock options and warrants) outstanding during each period presented. Fully diluted earnings per share assumes conversion of a $1 million convertible note payable, unless conversion would be antidilutive.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 1 - Acquisition of Comet Rice, Inc. by American Rice, Inc.

On May 26, 1993, ARI consummated a transaction to acquire substantially all of the assets of Comet (except the ARI capital stock owned by Comet) and assume all of Comet's liabilities (the "Transaction"). The
Transaction also involved refinancing the combined indebtedness of ARI and Comet.

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

In connection with the Transaction, ARI received $47.5 million in credit lines from a new revolving credit lender and loans from new term lenders for $65.3 million. In addition, ERLY is a guarantor for all of the new ARI debt and the loan agreements contain certain restrictive covenants applicable to ERLY. These agreements also provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due, and to remain in compliance with its debt agreements.

As additional consideration, 13 million shares of ARI Series B Preferred Stock, $1 par value, were pledged by ERLY for the benefit of the new term lenders. In connection with the Transaction, ARI's indebtedness to its former lenders was partially satisfied by ARI's issuance to the former lenders of a combined aggregate of 1,500,000 shares of a newly created Series C Preferred Stock, which carries annual cumulative, non-participating dividends of $.50 per share, is non-convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. Applicable loan agreements with the new lenders contain various restrictions on the ability of ARI to pay these dividends and ARI is currently precluded from paying the dividends. As part of the Transaction, ARI's former lenders agreed to a debt discount of approximately $10.3 million. As additional consideration for the satisfaction of the existing indebtedness of ARI, ERLY issued notes of $3 million and pledged one million shares of ARI Series B Preferred Stock for the benefit of the former lenders. This $3 million was offset by ARI against its receivable from ERLY.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 1 - Acquisition of Comet Rice, Inc. by American Rice, Inc.
(continued)

ARI and Comet have capitalized approximately $5 million of costs associated with the Transaction at the date of closing. These costs will be amortized over the respective terms of the new ARI debt.

ERLY's management believes the Transaction will allow better utilization of both companies' operating assets, improve cash flow and working capital through operating efficiencies, and increase the overall financial strength of the combined rice business through debt reduction. The intended result includes the ability of the combined rice operations to provide sufficient cash flow to permit the payment of dividends to ERLY in future years, which in turn will be used by ERLY to service its debt obligations, including new debt of $3 million to former ARI term lenders which was required as part of the Transaction. No debt service on the $3 million debt is required unless dividend payments are declared by ARI to ERLY.


Supplemental Pro Forma Financial Information (Unaudited)

The Transaction has been accounted for by ERLY as an acquisition, using the purchase method of accounting, under which the assets acquired and the liabilities assumed are recorded at their fair value.

The results of operations from American Rice, Inc. have been consolidated with ERLY Industries beginning June 1993. The following unaudited supplemental pro forma quarterly results of operations, however, have been prepared assuming the Transaction had occurred on April 1, 1993 and April 1, 1992.

The unaudited supplemental pro forma results of operations is not necessarily indicative of the results of operations that would have resulted had the Transaction actually occurred on the assumed dates and should not be used to predict future results.

                                       Three months           Three months
                                          ended                   ended
                                      June 30, 1993           June 30, 1992
                                  --------------------     -------------------
                                  Actual      ProForma     Actual     ProForma
                                  ------      --------     ------     --------
                                                  (in thousands)
Net sales                         $65,819      $92,622     $93,909    $131,828

Income (loss) before
  extraordinary item
  and minority interest            (2,595)*     (1,853)        918         720

Income (loss) per common
  share before extraordinary
  item and minority interest:
    Primary                        ($ .74)      ($ .53)      $ .27       $ .21
    Fully diluted                  (  .74)      (  .53)        .25         .19


* Excluding one-time gain on sale of partial interest in subsidiary of $11,768,000.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

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


Note 3 - Minority Interest

ERLY owns 81% of ARI's voting interests. Parent companies often hold interests in subsidiaries by ownership of the common stock of the subsidiary. ERLY's ownership of ARI is more complex, including both common stock and convertible preferred stock. ERLY's 81% interest in ARI consists of the following securities of ARI:

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 3 - Minority Interest (continued)

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 3 - Minority Interest (continued)

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


Note 4 - Assets Held for Sale - Long-term

The consolidated balance sheets include assets held for sale classified as long-term of $23 million at June 30, 1993. This includes ARI property held for sale in Houston, Texas ($19 million) and the remaining net assets of the Company's discontinued winery operations ($4 million) which management intends to dispose of in an orderly manner.

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 5 - Subsequent Event

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida to Florida Juice, Inc for $11.9 million. ERLY Juice continues to use the facility as a co-packer for its retail and food service business. This sale is part of a restructuring of ERLY Juice to reduce operating losses. In conjunction with this restructuring, one of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. The combined effect of both transactions did not result in a loss and will be accounted for in the second quarter of fiscal year 1994. The sale of the plant facility resulted in a loss of $2.7 million before tax effects while the related gain from debt forgiveness (which will be reflected as an extraordinary item) amounted to $5.6 million before tax.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 6 - Long-term and Subordinated Debt

A schedule of outstanding long-term and subordinated debt at June 30, 1993 follows:

                                                         June 30, 1993
                                                         -------------
Long-term debt:
  Term loan due 1997, interest
    at bank prime rate plus 3%                           $32,000,000
  Term loan due 1997, interest
    at bank prime rate plus 5%                            20,000,000
  Term loan due 1996, interest
    at bank prime rate plus 3%                            13,300,000
  Term loan due 1993, interest
    at bank prime rate plus 2%                             6,493,000
  Note payable on juice facility,
    interest at 10%, maturities based
    on volume                                              3,100,000
  Note payable due 2008, interest
    at 6%                                                  3,000,000
  Note payable on juice facility,
    interest at 13.5%, maturities
    through 1999                                           1,101,000
  Term loan due 1993, interest
    at bank prime rate plus 2.25%                          1,000,000
  Note payable to officer, due 1994,
    interest at bank prime rate plus 2%                    1,000,000
  Various obligations with maturities
    to 2000, interest rates ranging from
    10% to 15%                                             2,397,000
  Deferred trade payables to supplier                      5,000,000
  Less current portion of
    long-term debt                                       (19,288,000)
                                                        ------------
                                                        $ 69,103,000
                                                        ============
Subordinated debt:
  12-1/2% subordinated sinking fund
    debentures, net of unamortized
    discount of $25,000 (June 30)
    and $89,000 (March 31), due 1993                      $8,855,000
  Note payable on rice facility,
    maturities through 1997,
    non-interest bearing                                   1,094,000
  Less current portion of
    subordinated debt                                     (8,855,000)
                                                        ------------
                                                        $  1,094,000
                                                        ============

Bond discount related to the 12 1/2% subordinated sinking fund debentures issued in 1978 is being amortized over the 15-year life of the debentures.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 6 - Long-term and Subordinated Debt (continued)

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends. The Company's subsidiaries were in violation of certain debt covenants at March 31, 1993. However, the combination of Comet Rice and American Rice in May 1993 and associated refinancing eliminated the violations at Comet Rice and ARI (See Note 1). Negotiations are in process with the Company's lenders to restructure ERLY Juice's debt and to provide a temporary increased working capital facility for Chemonics.
Both negotiations are expected to be completed in fiscal year 1994.

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

Principal maturities on ERLY's long-term and subordinated debt are as follows: 1994--$28,143,000; 1995--$7,433,000; 1996--$19,765,000;
1997--$6,173,000; 1998--$29,164,000; thereafter--$7,662,000.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                        -------------------------
            For the three months ended June 30, 1993 and 1992


Results of Operations - Three months ended June 30, 1993 and 1992
- - -----------------------------------------------------------------

For the quarter ended June 30, 1993, the Company reported net income of $14.3 million on sales of $66 million, as compared to net income of $918,000 on sales of $94 million for the first quarter of the prior fiscal year. Sales for the first quarter of fiscal 1994 were down $28 million from the first quarter of fiscal 1993, primarily due to a decrease of $35 million at Comet Rice (as discussed below) offset by an increase of $12 million as a result of the Transaction.

Gross profit for the quarter ended June 30, 1993 declined $8.2 million from the quarter ended June 30, 1992 as a result of a decline at ERLY Juice of $4.4 million and a decline of $7.5 million at Comet Rice, partially offset by a $3.7 million increase in gross profit as a result of the Transaction.

Results for the first quarter ended June 30, 1993, included an $11.8 million gain on the sale of a partial interest in Comet Rice, Inc. in conjunction with the May 1993 combination of Comet Rice and ARI (See Note
2). The results for the current quarter also included extraordinary income of $6.6 million (net of minority interest of $3.7 million) which represents debt discounts by ARI's former lenders recorded in conjunction with the refinancing of Comet and ARI discussed in Note 1.

Prior to the combination discussed in Note 1, ERLY owned 48% of the voting rights of American Rice, Inc. and accounted for its investment using the equity method of accounting. ERLY therefore recorded its interest in ARI's results as investment income (loss) in the consolidated statements of operations. First quarter fiscal 1994 results include investment income of $426,000 from ERLY's interest in ARI's net income for April and May of 1993, compared to income on its investment in ARI of $11,000 for the first quarter last year.

Subsequent to the Transaction, ARI's results of operations are consolidated with ERLY's and are not reflected as investment income
(loss), but are now accounted for as discussed in Note 3 - Minority
Interest.

Comet sales were down $35 million from last year, primarily due to the disposition of Comet's Greenville, Mississippi facility in July 1992 and lower export sales of rice by Comet's California operations from last year. Volume reduction accounted for $27 million of the decrease while $8 million resulted from average price reduction. The Rice Division (which consists of Comet Rice through May 26, 1993 and the combined operations of Comet and ARI thereafter) reported an operating profit (before interest expense and corporate overhead) of $1.6 million on sales of $37 million for the current quarter, compared with an operating profit of $2.3 million on sales of $60 million for the comparable quarter of last year. The $700,000 decrease in operating profit consists of a $1.7 million decrease at Comet Rice, partially offset by a $1.0 million increase as a result of the Transaction. An unusually slow period of export sales from California for 1993 accounts almost entirely for the $1.7 million decrease in Comet operating profit.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ---------------------------------------------

If the Transaction which combined Comet and ARI had occurred at the beginning of the earliest period presented, ERLY's pro forma consolidated sales would have been $93 million and $132 million for the quarters ended June 30, 1993 and 1992, respectively.

ERLY Juice, the Company's juice processing business, reported sales for the first quarter of fiscal 1994 which were down $6.6 million (31%) from last year. The decline in sales was due to a 21% decline in prices on retail sales, a higher proportion of private label sales and a 15% decline in cases sold from the prior period. Gross profits decreased by $4.4 million to $2.9 million in the most recent quarter due to increased costs of product without corresponding increases in sales prices due to competitive conditions.

For the current quarter, ERLY Juice reported an operating loss of $1.2 million on sales of $15 million compared with operating income of $1,080,000 on sales of $21 million for the quarter ended June 1992. The $2.3 million decline in operating income was a result of the $4.4 million decline in gross profits, partially offset by a $2.1 million decline in selling, general and administrative expenses. Competitive pressures continue to reduce margins as prices drop faster than costs can be reduced.

Interest expense totalled $3.2 million for the quarter ended June 30, 1993, compared with $2.7 million for the same quarter of last year. This increase reflects the increase in ERLY's consolidated debt due to the combination of Comet Rice and American Rice in May 1993.


Liquidity and Capital Resources
- - -------------------------------

For the quarter ended June 30, 1993, ERLY recorded net income of $14.3 million. Cash decreased $2.0 million during the quarter due to $14 million in cash used in financing activities and $393,000 of cash used in operating activities, only partially offset by $12.4 million cash provided by investing activities.

Cash used in operating activities primarily reflects: (1) a $6.7 million decrease in inventory offset by a decrease in accounts payable and other current liabilities, and (2) income before minority interest of $19.4 million offset by non-cash gains of $11.8 million on the sale of partial interest in subsidiary and $10.3 million on debt discounts.

Cash provided by investing activities reflected the $12.6 million acquisition of ARI in May 1993.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ---------------------------------------------

Cash used in financing activities reflected the refinancing associated with the Transaction with a paydown of $93.7 million of notes payable and term debt utilizing new term debt and notes payable of $79.5 million.

At June 30, 1993, consolidated working capital was a negative $32 million, an improvement of $12.6 million from March 31 as a result of the Comet/ARI combination. Negotiations are in process with the Company's lenders and its trade debtors to restructure ERLY Juice's debt. Management believes that such restructuring will be necessary to maintain ERLY Juice's operations. Because of the continuing losses at ERLY Juice, the Company is considering all of its alternatives for ERLY Juice, although no conclusions have been reached.

Stockholders' equity was $4,951,000 at June 30, 1993, compared to a negative $9,194,000 at March 31, 1993, an improvement of $14,145,000 as a result of the net income for the quarter.

The 12-1/2% subordinated sinking fund debentures with an outstanding principal balance of $8.9 million, will mature on December 1, 1993. At this time, the Company is considering a number of alternatives for refinancing these debentures, including a request to the debenture holders to extend the maturity date. At this time, no proposal has been offered by the Company to the bondholders and consequently there is no assurance that the Company will be able to satisfactorily refinance the bonds. Management, however, believes that a refinancing can be accomplished.

For the quarter ended June 30, 1992, cash decreased $400,000 as a result of $4.5 million of cash provided by operations offset by $600,000 of cash used in investing activities and $4.3 million of cash used in financing activities.

Item 6.(b)  Reports on Form 8-K

In June 1993, the Company filed a Form 8-K to report the May 26, 1993 acquisition of additional stock in American Rice, Inc. and the related increase in ERLY's voting rights in ARI from 48% to 81%.







                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ERLY INDUSTRIES INC.



August 17, 1994                            By /s/ Richard N. McCombs
                                              ----------------------------
                                                   Richard N. McCombs
                                                   Vice President and
                                                   Chief Financial Officer

                                       EXHIBIT I.1
                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CALCULATION OF PRIMARY INCOME PER SHARE
                          (In thousands except per share data)

                                              Three months ended June 30,
                                             -----------------------------
                                                1993                1992
                                                ----                ----
Income from
  continuing operations                      $ 9,173             $   918
Income from extraordinary item                10,270
Minority interest                             (5,108)
                                             -------             --------

  Net income                                 $14,335             $   918
                                             =======             =======

Average number of shares of
  common stock and common
  stock equivalents outstanding:
   Average number of shares of
    common stock outstanding                   3,487               3,430
   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                               (b)                 (b)
                                             -------             -------
    Total                                      3,487               3,430
                                             =======             =======

Primary income per
  common share:

  Income from
    continuing operations                    $  2.23 (a)         $   .27
  Income from
    extraordinary item                          1.88 (a)
                                             -------             -------
  Primary income per
    common share                             $  4.11             $   .27
                                             =======             =======


(a) Net of applicable minority interest ($1.4 million relating to continuing operations and $3.7 million relating to extraordinary item).

(b) The dilutive effect of stock options was less than 3%; therefore none are shown above.

                                       EXHIBIT I.2
                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CALCULATION OF FULLY DILUTED INCOME PER SHARE
                          (In thousands except per share data)

                                              Three months ended June 30,
                                            -------------------------------
                                                1993                1992
                                                ----                ----
Income from
  continuing operations                      $ 9,173             $   918
Interest adjustment - convertible
  note payable                                    20                  20
                                             -------             -------
Income from continuing operations,
  as adjusted                                  9,193                 938


Income from extraordinary item                10,270
Minority interest                             (5,108)
                                             -------             -------

  Net income, as adjusted                    $14,355             $   938
                                             =======             =======

Average number of shares of
  common stock and common
  stock equivalents outstanding                3,487               3,430
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable                   267                 267
                                             -------             -------
      Total                                    3,754               3,697
                                             =======             =======

Fully diluted income
  per common share:
  Income from
    continuing operations                    $  2.07 (a)         $   .25
  Income from
    extraordinary item                          1.75 (a)
                                             -------             -------
  Fully diluted income
    per common share                         $  3.82             $   .25
                                             =======             =======


(a) Net of applicable minority interest ($1.4 million relating to continuing operations and $3.7 million relating to extraordinary item).