Form 10-Q/A
period 1993-09-30
ERLY INDUSTRIES INC
filed 1994-08-25
CIK 30966

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q/A


      AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the three months ended September 30, 1993


                      Commission file number 1-7894


                          ERLY INDUSTRIES INC.
         (Exact name of registrant as specified in its charter)


                California                               95-2312900
       (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)               Identification No.)


      10990 Wilshire Boulevard, #1800                    90024-3955
          Los Angeles, California                        (Zip Code)
           (Address of principal
            executive offices)


    Registrant's telephone number, including area code (213) 879-1480



                             AMENDMENT NO. 1

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the three months ended September 30, 1993, as set forth on the pages attached hereto:

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



                                            ERLY Industries Inc.
                                          ----------------------------
                                                Registrant



      Date:  August 25, 1994           By:  /s/ Richard N. McCombs
                                          ----------------------------
                                          Richard N. McCombs
                                          Vice President and
                                          Chief Financial Officer

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                            September 30,           March 31,
                                          ---------------       --------------
                                                1993                  1993
                                             (Unaudited)
Assets
Current Assets:
  Cash                                     $  4,007,000         $  3,872,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $4,060,000 (September 30) and
    $3,280,000 (March 31)                    42,859,000           35,534,000
  Inventories:
    Raw materials                            26,843,000           14,817,000
    Finished goods                           16,476,000           12,908,000
                                           ------------         ------------
                                             43,319,000           27,725,000
  Prepaid expenses and other
    current assets                            2,512,000            2,524,000
                                           ------------         ------------
      Total current assets                   92,697,000           69,655,000

Long-term notes receivable, net               4,891,000            6,623,000
Property, plant and equipment, net           61,521,000           30,857,000
Assets held for sale, net                    23,017,000            4,210,000
Investment in American Rice, Inc.                                 13,104,000
Other assets                                 24,643,000           10,651,000
                                           ------------         ------------
                                           $206,769,000         $135,100,000
                                           ============         ============

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, collateralized            $ 51,677,000         $ 62,359,000
  Accounts payable                           30,648,000           20,106,000
  Accrued payroll and other
    current liabilities                       6,632,000            7,298,000
  Income taxes payable                        3,750,000            1,829,000
  Current portion of long-term and
    subordinated debt                        16,860,000           22,531,000
                                           ------------         ------------
      Total current liabilities             109,567,000          114,123,000

Long-term debt                               67,499,000           26,881,000
Subordinated debt                             1,094,000            1,094,000
Minority interest                            19,608,000              790,000

Redeemable common stock,
  300,000 shares issued and outstanding       1,603,000            1,406,000

Stockholders' equity:
  Common stock, par value $1 a share:
    Authorized: 5,000,000 shares
    Issued and outstanding:
    3,253,881 shares (September 30)
    and 3,186,956 (March 31)                  3,254,000            3,187,000
  Additional paid-in capital                 12,626,000           12,687,000
  Retained earnings (deficit)                (7,285,000)         (24,119,000)
  Cumulative foreign currency
    adjustments                              (1,197,000)            (949,000)
                                           ------------         ------------
      Total stockholders' equity              7,398,000           (9,194,000)
                                           ------------         ------------
                                           $206,769,000         $135,100,000
                                           ============         ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
              For the three and six months ended September 30, 1993 and 1992

                                  Three months ended            Six months ended
                                     September 30,                September 30,
                              --------------------------   ---------------------------
                                 1993           1992           1993           1992
                              -----------    -----------   ------------   ------------
                                     (Unaudited)                   (Unaudited)

Net sales                     $96,181,000    $81,934,000   $162,000,000   $175,843,000
Cost of sales                  80,643,000     67,830,000    136,367,000    147,577,000
                              -----------    -----------   ------------   ------------
  Gross profit                 15,538,000     14,104,000     25,633,000     28,266,000

Selling, general and
  administrative expenses      12,698,000     11,850,000     21,930,000     22,422,000
Interest expense                3,539,000      3,118,000      6,694,000      5,790,000
Interest income                  (218,000)      (410,000)      (354,000)      (451,000)
Investment income                               (480,000)      (426,000)      (491,000)
Other (income) expense            (45,000)      (874,000)       442,000     (1,051,000)
Loss on sale of plant
  (Note 5)                      2,690,000                     2,690,000
Gain on sale of partial
  interest in subsidiary
  (Note 2)                                                  (11,768,000)
Writedown of plant
  facility (Note 4)                            4,000,000                     4,000,000
                              -----------    -----------   ------------   ------------
                               18,664,000     17,204,000     19,208,000     30,219,000

Income (loss) before
  taxes on income,
  extraordinary items
  and minority interest        (3,126,000)    (3,100,000)     6,425,000     (1,953,000)
Taxes on income                   156,000        302,000        534,000        531,000
                              -----------    -----------   ------------   ------------
Income (loss) before
  extraordinary items
  and minority interest        (3,282,000)    (3,402,000)     5,891,000     (2,484,000)
Extraordinary income -
  gain on extinguishment
  of debt (Note 4)              5,625,000      4,726,000     15,895,000      4,726,000
                              -----------    -----------   ------------   ------------

Income before minority
  interest                      2,343,000      1,324,000     21,786,000      2,242,000

Minority interest in
  (earnings) loss of
  consolidated subsidiary
  (Note 3)                        156,000                    (4,952,000)
                              -----------    -----------   ------------   ------------

Net income                    $ 2,499,000    $ 1,324,000   $ 16,834,000   $  2,242,000
                              ===========    ===========   ============   ============


                           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                     -------------------------------------------------
              For the three and six months ended September 30, 1993 and 1992

                                  Three months ended            Six months ended
                                     September 30,                September 30,
                                -----------------------       -----------------------
                                 1993           1992           1993           1992
                                -------        --------       -------        --------
                                     (Unaudited)                   (Unaudited)
Net income (loss) per
  common and common
  share equivalents:
  Primary:
    Continuing operations       ($  .90)       ($  .99)        $ 1.33 *       ($  .72)
    Extraordinary items            1.62           1.38           3.50 *          1.37
                                 ------         ------         ------          ------
                                 $  .72         $  .39         $ 4.83          $  .65
                                 ======         ======         ======          ======

  Fully diluted:
    Continuing operations       ($  .83)       ($  .92)        $ 1.24 *       ($  .67)
    Extraordinary items            1.50           1.28           3.25 *          1.28
                                 ------         ------         ------          ------
                                 $  .67         $  .36         $ 4.49          $  .61
                                 ======         ======         ======          ======

Weighted average common
  shares outstanding:
  Primary                     3,484,000      3,430,000      3,485,000       3,430,000
  Fully diluted               3,751,000      3,697,000      3,752,000       3,697,000


* Net of applicable minority interest ($1.3 million relating to continuing operations and $3.7 million relating to extraordinary item).


See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
        For the three and six months ended September 30, 1993 and 1992

                                     Three months ended           Six months ended
                                       September 30,                September 30,
                                -------------------------   --------------------------
                                    1993          1992           1993          1992
                                -----------   -----------   -----------    -----------
                                        (Unaudited)                  (Unaudited)
Net income                      $ 2,499,000   $ 1,324,000   $16,834,000    $ 2,242,000
Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
 Minority interest in
  earnings (loss) of
  consolidated subsidiary          (156,000)                  4,952,000
 Gain on sale of partial
   interest in Comet Rice                                   (11,768,000)
 Extraordinary income on
   extinguishment of debt        (5,625,000)                (15,895,000)
 Depreciation and amortization    1,842,000       802,000     2,967,000      1,889,000
 Provision for loss on
   receivables                    1,418,000       (42,000)    1,440,000
 Equity in net income of
   American Rice, Inc.                           (480,000)     (426,000)      (491,000)
 Loss on sale of plant            2,690,000                   2,690,000
 Extraordinary income on
   disposal of rice facility                   (4,726,000)                  (4,726,000)
 Writedown of rice facility                     4,000,000                    4,000,000
 Loss on disposition of
   subsidiary                                                   880,000
 Change in assets and liabilities:
  Decrease (increase) in
    receivables                  (2,883,000)    5,518,000    (3,120,000)     5,376,000
  Decrease in inventories           804,000     5,184,000     7,472,000     16,140,000
  Decrease (increase) in
    prepaid expenses                (89,000)     (277,000)      297,000       (719,000)
  (Increase) in assets held
    for sale                       (448,000)                   (448,000)
  Increase (decrease) in
    accounts payable and other
    current liabilities             843,000    (1,863,000)   (5,861,000)   (10,032,000)
  Increase in taxes payable          62,000       190,000       550,000        368,000
  Other, net                     (1,349,000)     (445,000)   (3,469,000)      (619,000)
                                -----------   -----------   -----------    ------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES            (392,000)    9,185,000    (2,905,000)    13,428,000

INVESTING ACTIVITIES:
  Acquisition of American
    Rice, Inc.                                               12,608,000
  Proceeds from sale of plant    11,838,000                  11,838,000
  Purchase of property, plant
    and equipment                  (332,000)     (949,000)     (647,000)    (1,292,000)

                           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                     -------------------------------------------------
              For the three and six months ended September 30, 1993 and 1992

                                     Three months ended           Six months ended
                                       September 30,                September 30,
                                -------------------------   --------------------------
                                    1993          1992           1993          1992
                                ----------     ----------   -----------     ----------
                                        (Unaudited)                  (Unaudited)
INVESTING ACTIVITIES (continued):
  Proceeds from disposition
    of subsidiary                                             2,092,000
  Disposition of property,
    plant and equipment              28,000       444,000       203,000        456,000
                                -----------    ----------   -----------    -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES           11,534,000      (505,000)   26,094,000       (836,000)

FINANCING ACTIVITIES:
  (Decrease) in notes payable    (1,149,000)   (6,954,000)     (166,000)    (9,965,000)
  Proceeds from notes and
    long-term debt                                           79,458,000        159,000
  Repayment of notes and term
    debt on rice refinancing                                (93,736,000)
  Principal payments on
    long-term debt               (7,887,000)     (742,000)   (8,610,000)    (2,181,000)
  Principal increase (decrease)
    of subordinated debt                           49,000                       (1,000)
                                -----------   -----------   ------------   ------------
NET CASH (USED IN)
  FINANCING ACTIVITIES           (9,036,000)   (7,647,000)  (23,054,000)   (11,988,000)

INCREASE IN CASH
  DURING THE PERIOD               2,106,000     1,033,000       135,000        604,000

CASH, BEGINNING OF PERIOD         1,901,000     3,413,000     3,872,000      3,842,000
                                -----------   -----------   -----------    ------------

CASH, END OF PERIOD             $ 4,007,000   $ 4,446,000   $ 4,007,000    $ 4,446,000
                                ===========   ===========   ===========    ===========


See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      -----------------------------------------------
                        For the six months ended September 30, 1993
                                        (Unaudited)

                                                                 Cumulative
                                      Additional     Retained      Foreign       Total
                            Common      Paid-in      Earnings     Currency   Stockholders'
                             Stock      Capital     (Deficit)    Adjustments    Equity
                          ---------- ----------   ------------  ------------ -----------

Balance
April 1, 1993 - Restated  $3,187,000 $12,687,000  ($24,119,000)   ($949,000) ($9,194,000)

Net income
 for the period                                     16,834,000                16,834,000

Foreign currency
 adjustments                                                       (248,000)    (248,000)

Common stock issued           67,000     136,000                                 203,000

Accretion of redeemable
common stock                            (197,000)                               (197,000)
                          --------------------------------------------------------------

Balance
September 30, 1993
 (unaudited)              $3,254,000 $12,626,000   ($7,285,000) ($1,197,000) $ 7,398,000
                          ==============================================================


See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
     For the three and six months ended September 30, 1993 and 1992

Basis of Presentation:
- - ---------------------

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

Certain reclassifications have been made to prior period consolidated financial statements to conform to current year presentation.

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 1 - Acquisition of Comet Rice, Inc. by American Rice, Inc.
- - ---------------------------------------------------------------

On May 26, 1993, ARI consummated a transaction to acquire substantially all of the assets of Comet and assume all of Comet's liabilities (the "Transaction"). The Transaction also involved refinancing the combined indebtedness of ARI and Comet.

In exchange for the assets acquired (and liabilities assumed) from Comet, ARI issued to ERLY 14,000,000 shares of a newly created Series B Preferred Stock, $1 par value. Each share of Series B Preferred Stock provides for annual cumulative, non-participating dividends of $.37, is convertible into two shares of ARI common stock, is entitled to two votes, and has a liquidation preference of $1.00 per share. The Series B Preferred Stock issued to ERLY carries an aggregate dividend of approximately $5.2 million per year. Applicable loan agreements contain various restrictions on the ability of ARI to pay such dividends and ARI is currently precluded from paying the dividends. The Comet assets acquired by ARI did not include the ARI stock previously held by Comet. In connection with the Transaction, Comet transferred the ARI stock held by it to ERLY. Comet's combined holdings of ARI common stock and ARI Series A Preferred Stock prior to the Transaction, represented approximately 48% of the voting rights of the outstanding ARI stock. As a result of the Transaction, ERLY holds 81% of the combined voting rights and common stock equivalents of ARI stock outstanding after the Transaction.

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------


Note 1 - Acquisition of Comet Rice, Inc. by American Rice, Inc.
(continued)
- - --------------------------------------------------------------

ARI and Comet have capitalized $5.6 million of costs associated with the Transaction. These costs are included in "Other Assets" in the consolidated balance sheets and are being amortized over the respective terms of the new ARI debt.

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


Note 2 - Gain on Sale of Partial Interest in Subsidiary
- - -------------------------------------------------------

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

Step three, in accordance with EITF 90-13, the fair value of Comet's net assets was determined. ERLY accounted for the Transaction as a partial sale of 19% of Comet Rice (19% is the percentage ownership of ARI by

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 2 - Gain on Sale of Partial Interest in Subsidiary (continued)
- - -------------------------------------------------------------------

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


Note 3 - Minority Interest
- - --------------------------

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

Note 3 - Minority Interest (continued)
- - --------------------------------------

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 4 - Extraordinary Income
- - ------------------------------

The Company had the following extraordinary items for the three and six months ended September 30, 1993 and 1992:

                              Three months ended            Six months ended
                                 September 30,                September 30,
                           -----------------------      ------------------------
                             1993           1992           1993           1992
                           ----------    ---------      -----------    ---------
                                 (Unaudited)                   (Unaudited)
Gain on extinguishment
  of debt related to
  ERLY Juice               $5,625,000     $    -        $ 5,625,000    $    -

Gain on debt discount
  in conjunction with
  Comet Rice and ARI
  refinancing                                            10,270,000

Gain on extinguishment
  of debt on rice
  facility                                 4,726,000                    4,726,000
                           ----------     ----------    -----------    ----------
                           $5,625,000     $4,726,000    $15,895,000    $4,726,000
                           ==========     ==========    ===========    ==========

During the quarter ended September 30, 1993, ERLY Juice settled approximately $6.3 million of term debt and trade payables with a primary creditor in exchange for $650,000. This resulted in a gain of $5,625,000 which is reflected as extraordinary income.

Results for the first quarter ended June 30, 1993 included extraordinary income of $10.3 million which represents debt discounts by ARI's former lenders in conjunction with the refinancing of Comet and ARI discussed in
Note 1.

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

These guidelines require a two-step approach in accounting for the disposition. Prior to the disposition, the plant was written down by $4,000,000 to its estimated fair market value. This writedown is included in results of operations prior to taxes on income and extraordinary items in the consolidated statements of operations for the quarter ended September 30, 1992. Secondly, the difference between the estimated fair

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 4 - Extraordinary Income (continued)
- - -----------------------------------------

market value of the facility and the amount of debt extinguished (net of estimated shut-down and relocation expenses) resulted in a gain of $4,726,000 on the extinguishment of debt which was recorded as extraordinary income in the second quarter of the prior fiscal year.


Note 5 - Sale of Plant Facility
- - -------------------------------

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida to Florida Juice, Inc. for $11.9 million. This
transaction resulted in a loss of $2.7 million.   ERLY Juice continues to
use the facility to co-pack for its retail and food service business.
This sale is part of a restructuring of ERLY Juice to reduce operating losses. In conjunction with this restructuring, one of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. This resulted in a gain of $5.6 million which is reflected as extraordinary income as described in Note 4.


Note 6 - Assets Held for Sale - Long-term
- - -----------------------------------------

The consolidated balance sheets include assets held for sale classified as long-term of $23 million at September 30, 1993. This includes ARI property held for sale in Houston, Texas ($19 million) and the remaining net assets of the Company's discontinued winery operations ($4 million) which management intends to dispose of in an orderly manner.

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ---------------------------------------------
For the three and six months ended September, 1993 and 1992

Results of Operations - Three months ended September 30, 1993 and 1992
- - ----------------------------------------------------------------------

For the quarter ended September 30, 1993, the Company reported net income of $2.5 million on sales of $96 million, as compared to net income of $1.3 million on sales of $82 million for the second quarter of the prior fiscal year. Sales for the second quarter of fiscal 1994 were up $14 million from the second quarter of fiscal 1993, due to an increase of $41 million as a result of the Transaction described in Note 1, partially offset by a $13 million decrease and an $11 million decrease in sales by Comet Rice and ERLY Juice, respectively.

Gross profit for the quarter ended September 30, 1993 increased $1.4 million from the quarter ended September 30, 1992 as a result of a $7 million increase in gross profit of the Rice Division (which consists of Comet Rice through May 26, 1993 and the combined operations of Comet and ARI thereafter), partially offset by a $4 million decrease in gross profit by ERLY Juice.

Included in results for the quarter ended September 1993, is extraordinary income of $5.6 million. This represents a debt discount on the settlement of ERLY Juice term debt and trade payables of approximately $6.3 million for $650,000 as discussed in Note 4. Results for the second quarter of fiscal 1994 also include a $2.7 million loss on the sale of the ERLY Juice plant facility discussed in Note 5.

The Rice Division reported an operating profit (before interest expense and corporate overhead) of $3.9 million on sales of $70 million for the current quarter, compared with an operating profit of $1.3 million on sales of $42 million for the comparable quarter of last year.

If the Transaction which combined Comet and ARI had occurred at the beginning of the earliest period presented, ERLY's pro forma consolidated sales would have been $106 million for the quarter ended September 30, 1992.

ERLY Juice, the Company's juice processing business, reported sales for the second quarter of fiscal 1994 which were down $11 million (49%) from last year. Gross profit decreased by $4.4 million to $2.7 million in the most recent quarter due to increased costs of product without corresponding increases in sales prices due to competitive conditions.

For the current quarter, ERLY Juice reported an operating loss of $902,000 compared with operating income of $44,000 for the quarter ended September 1992.

Interest expense totalled $3.5 million for the quarter ended September 30, 1993, compared with $3.1 million for the same quarter of last year. This increase reflects the increase in ERLY's consolidated debt due to the combination of Comet Rice and American Rice in May 1993.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ------------------------------------------------

Results of Operations - Six months ended September 30, 1993 and 1992
- - --------------------------------------------------------------------

For the six months ended September 30, 1993, ERLY has recorded net income of $16.8 million on sales of $162 million, as compared to net income of $2.2 million on sales of $176 million for the comparable period last year. Sales for the first six months of fiscal 1994 were down $14 million from the first six months of fiscal 1993, reflecting a $53 million increase due to the Transaction offset by a $48 million decrease and an $18 million decrease in sales of Comet Rice and ERLY Juice, respectively.

Results for the first six months of the current fiscal year include extraordinary income of $12.2 million on debt discounts (net of minority interest). Of this amount, $6.6 million (net of minority interest) relates to ERLY's interest in debt discounts from ARI's former lenders in conjunction with the May 1993 refinancing of Comet and ARI discussed in
Note 1. The balance of the $5.6 extraordinary income represents a discount by a significant ERLY Juice creditor of term debt and trade payables.

Net results for the six months ended September 30, 1993 also include a $2.7 million loss on the sale of the ERLY Juice plant facility discussed in Note 5.

Net income for the comparable period of last year includes extraordinary income of $4.7 million and a $4 million plant write-down, both relating to the July 1992 disposition of Comet's Greenville, Mississippi facility discussed in Note 4.

Gross profit for the six months ended September 30, 1993 decreased by $2.6 million from the prior year as a result of an $8.7 million reduction in gross profit by ERLY Juice partially offset by a $7.4 million increase by the Rice Division.

The Rice Division reported operating profit (before interest expense and corporate overhead) of $5.4 million on sales of $107 million for the current six months compared to operating profit of $3.6 million on sales of $102 million last year.

If the transaction which combined Comet and ARI had occurred at the beginning of the earliest period presented, ERLY's pro forma consolidated sales would have been $189 million and $237 million for the six month periods ended September 30, 1993 and 1992, respectively.

ERLY Juice sales for the six months ended September 30, 1993 were $26 million compared to $44 million last year, a decrease of $18 million. Gross profits decreased $8.7 million from last year due to increased costs of product without corresponding increases in sales prices due to competitive conditions.

For the six months, ERLY Juice reported an operating loss of $2.1 million compared to operating income of $1.1 million last year.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ---------------------------------------------

Interest expense for the current six months was $6.7 million, an increase of $904,000 from last year due to increased borrowings as a result of the combination of Comet and ARI, partially offset by debt reductions achieved through asset sales and debt extinguishment settlements.

Prior to the combination discussed in Note 1, ERLY had a 48% investment in American Rice, Inc. which was accounted for using the equity method of accounting. ERLY therefore recorded its 48% interest in ARI's results as investment income (loss) in the consolidated statements of operations. Results for the first six months of the current fiscal year include investment income of $426,000 from ERLY's 48% interest in ARI's net income for April and May of 1993, compared to income on its investment in ARI of $491,000 for the first six months last year.

Subsequent to the Transaction, ARI's results of operations are consolidated with ERLY's and are not reflected as investment income
(loss), but are now accounted for as discussed in Note 3 - Minority
Interest.


Liquidity and Capital Resources
- - -------------------------------

At September 30, 1993, consolidated working capital was a negative $17 million, an improvement of $27 million from March 31, 1993, as a result of: (1) the Comet/ARI combination and the related refinancing of debt,
(2) the sale of ERLY Juice's Lakeland plant with proceeds used to pay down bank debt, and (3) the settlement of $6.3 million of ERLY Juice term debt and trade payables at a discount as discussed in Note 4. In addition to the settlement discussed above, negotiations are in process with the Company's lenders and its trade creditors to restructure ERLY Juice's debt. Because of the continuing losses at ERLY Juice, the Company is currently considering all of its alternatives for ERLY Juice. These alternatives include the sale or liquidation of the business, although no conclusions have been reached to date.

Stockholders' equity was $7,398,000 at September 30, 1993, compared to a negative $9,194,000 at March 31, 1993, an improvement of $16.6 million as a result of the net income for the first half of fiscal 1994.

The Company's 12-1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding principal balance of $8,880,000, will mature on December 1, 1993. The Company is in the process of offering to exchange $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures.

The Company does not, either currently or in the foreseeable future, without the successful completion of the exchange offer, have adequate cash reserves to redeem the principal amount of the Old Debentures.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ---------------------------------------------

Management of the Company is of the opinion that if the Old Debentures are exchanged for New Debentures the Company will be able to meet its interest and sinking fund payment obligations under the New Debentures. Holders of the New Debentures will receive a return of the principal amount of the debentures (pursuant to periodic sinking fund payments) either on or prior to their maturity in 2002, and until redemption will receive an interest rate and yield that, in the opinion of Management, is substantially above current market rates.

If any Old Debentures are not tendered for exchange, the Trustee under the indenture pursuant to which the Old Debentures were issued may bring an action to collect the principal amount thereof plus any accrued but unpaid interest. Should the Trustee fail to bring suit, the holder of any Old Debenture that is not tendered for exchange may bring such an action. However, the Old Debentures are unsecured and all of the assets of the Company and its subsidiaries are pledged to secure payment of bank and other indebtedness. Any action by the Trustee or any holder of Old Debentures would be a default under the Company's secured debt, due to cross default provisions; and could result in the bankruptcy of the Company and possibly its subsidiaries. Since the Old Debentures are subordinated to all secured debt of the Company and all trade and general creditors, it is unlikely that if the Company were forced into bankruptcy proceedings, the holders of the Old Debentures would realize the return of any portion of the principal or accrued but unpaid interest, if any, that is owed with respect to the Old Debentures.

There is no assurance that the Company will be able to satisfactorily refinance the bonds. Management, however, believes that the exchange offer can be accomplished.

Item 6.(b)  Reports on Form 8-K
- - --------------------------------

No reports on Form 8-K were filed for the quarter ended September 30, 1993.



                               SIGNATURES
                               ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ERLY INDUSTRIES INC.




Date:  August 25, 1994              By: /s/ Richard N. McCombs
                                      -------------------------
                                      Richard N. McCombs
                                      Vice President and
                                      Chief Financial Officer

                                      EXHIBIT I.1
                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CALCULATION OF PRIMARY INCOME PER SHARE
                         (In thousands except per share data)

                                    Three months ended          Six months ended
                                       September 30,              September 30,
                                   --------------------       -------------------
                                      1993        1992          1993        1992
                                   --------     -------       -------     -------
                                        (Unaudited)               (Unaudited)
Income (loss) from
  continuing operations            ($ 3,282)   ($ 3,402)      $ 5,891    ($ 2,484)
Income from extraordinary
  items                               5,625       4,726        15,895       4,726
Minority interest                       156                    (4,952)
                                    -------     -------       -------     -------

  Net income                        $ 2,499     $ 1,324       $16,834     $ 2,242
                                    =======     =======       =======     =======

Average number of shares of
  common stock and common
  stock equivalents outstanding:

    Average number of shares of
    common stock outstanding          3,484       3,430         3,485       3,430

    Common stock equivalents:
      Dilutive effect of stock
        options and warrants
        based on application of
        treasury stock method          (a)         (a)           (a)         (a)
                                    -------     -------       -------     -------
    Total                             3,484       3,430         3,485       3,430
                                    =======     =======       =======     =======

Primary income per
  common share:
  Income (loss) from
    continuing operations          ($   .90)   ($   .99)      $  1.33*   ($   .72)
  Income from extraordinary
    items                              1.62        1.38          3.50*       1.37
                                    -------     -------       -------     -------
  Primary income per
    common share                    $   .72     $   .39       $  4.83     $   .65
                                    =======     =======       =======     =======


 * Net of applicable minority interest ($1.3 million relating to continuing operations and $3.7 million relating to extraordinary item).


(a) The dilutive effect of stock options and warrants was less than 3%; therefore none are shown above.

                                      EXHIBIT I.2
                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CALCULATION OF FULLY DILUTED INCOME PER SHARE
                         (In thousands except per share data)

                                    Three months ended          Six months ended
                                       September 30,              September 30,
                                   ---------------------      --------------------
                                      1993        1992          1993        1992
                                   --------     --------      -------     --------
                                        (Unaudited)               (Unaudited)

Income (loss) from
  continuing operations            ($ 3,282)   ($ 3,402)      $ 5,891    ($ 2,484)
Interest adjustment -
  convertible note payable               20          20            20          20
                                    -------     -------       -------     -------
Income (loss) from continuing
  operations, as adjusted            (3,262)     (3,382)        5,911      (2,464)


Income from extraordinary
  items                               5,625       4,726        15,895       4,726
Minority interest                       156                    (4,952)
                                    -------     -------       -------     -------

  Net income, as adjusted           $ 2,519     $ 1,344       $16,854     $ 2,262
                                    =======     =======       =======     =======

Average number of shares of
  common stock and common
  stock equivalents outstanding       3,484       3,430         3,485       3,430
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable          267         267           267         267
                                    -------     -------       -------     -------
      Total                           3,751       3,697         3,752       3,697
                                    =======     =======       =======     =======

Fully diluted income
  per common share:
  Income (loss) from
    continuing operations          ($   .83)   ($   .92)      $  1.24*   ($   .67)
  Income from extraordinary
    items                              1.50        1.28          3.25*       1.28
                                    -------     -------       -------     -------
  Fully diluted income
    per common share                $   .67     $   .36       $  4.49     $   .61
                                    =======     =======       =======     =======


 * Net of applicable minority interest ($1.3 million relating to continuing operations and $3.7 million relating to extraordinary item).