Form 10-Q/A
period 1993-12-31
ERLY INDUSTRIES INC
filed 1994-09-01
CIK 30966

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q/A


      AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the three months ended December 31, 1993


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

                                 Part I

            Item 1.   Financial Statements
            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

                                 Part II

            Item 4.   Submission of Matters to a Vote of Security Holders
            Item 6.   Exhibits and Reports on Form 8-K

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           ERLY Industries Inc.
                                      -----------------------------
                                                 Registrant



    Date:  September 1, 1994          By   /s/ Richard N. McCombs
                                         ------------------------------
                                         Richard N. McCombs
                                         Vice President and
                                         Chief Financial Officer

                       ERLY INDUSTRIES INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------

                                              December 31,            March 31,
                                                  1993                  1993
                                              ------------          -----------
                                               (Unaudited)
Assets
Current Assets:
 Cash                                        $  2,507,000         $  3,872,000
 Notes and accounts receivable, less
  allowance for doubtful accounts of
   $4,516,000 (December 31) and
   $3,280,000 (March 31)                       44,472,000           35,534,000
 Inventories:
  Raw materials                                38,864,000           14,817,000
  Finished goods                               28,313,000           12,908,000
                                             ------------         ------------
                                               67,177,000           27,725,000
 Prepaid expenses and other current assets      1,144,000            2,524,000
 Assets of discontinued business
  held for disposition (Note 3)                 3,985,000
                                             ------------         ------------
    Total current assets                      119,285,000           69,655,000

Long-term notes receivable, net                 1,091,000            6,623,000
Property, plant and equipment, net             56,626,000           30,857,000
Assets held for sale, net (Note 6)             23,037,000            4,210,000
Investment in American Rice, Inc.                                   13,104,000
Other assets                                   18,128,000           10,651,000
                                             ------------         ------------
                                             $218,167,000         $135,100,000
                                             ============         =============
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, collateralized              $ 51,241,000         $ 62,359,000
  Accounts payable                             42,866,000           20,106,000
  Accrued payroll and other
    current liabilities                        13,292,000            7,298,000
  Income taxes payable                          3,525,000            1,829,000
  Current portion of long-term and
    subordinated debt                           9,096,000           22,531,000
                                             ------------         ------------
      Total current liabilities               120,020,000          114,123,000

Long-term debt (Note 7)                        62,104,000           26,881,000
Subordinated debt (Note 7)                      8,407,000            1,094,000
Minority interest                              19,331,000              790,000

Redeemable common stock,
 300,000 shares issued and outstanding          1,701,000            1,406,000
Stockholders' equity:
 Common stock, par value $.01
   a share (December 31) and $1.00
   a share (March 31):
   Authorized: 5,000,000 shares
   Issued and outstanding:
   3,305,963 shares (December 31)
   and 3,186,956 shares (March 31)                 33,000            3,187,000
  Additional paid-in capital                   15,954,000           12,687,000
  Retained earnings (deficit)                  (8,228,000)         (24,119,000)
  Cumulative foreign currency
   adjustments                                 (1,155,000)            (949,000)
                                             ------------         ------------
     Total stockholders' equity                 6,604,000           (9,194,000)
                                             ------------         ------------
                                             $218,167,000         $135,100,000
                                             ============         ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
              For the three and nine months ended December 31, 1993 and 1992

                                  Three months ended            Nine months ended
                                     December 31,                  December 31,
                              --------------------------   ---------------------------
                                 1993           1992**         1993           1992**
                              -----------    -----------   ------------    -----------
                                     (Unaudited)                   (Unaudited)
Net sales                     $99,573,000    $41,579,000   $235,323,000   $173,343,000
Cost of sales                  87,813,000     36,225,000    203,530,000    154,061,000
                              -----------    -----------   ------------   ------------
  Gross profit                 11,760,000      5,354,000     31,793,000     19,282,000

Selling, general and
  administrative expenses       8,339,000      5,305,000     22,661,000     13,968,000
Interest expense                3,241,000      1,800,000      8,671,000      5,823,000
Interest income                  (116,000)      (192,000)      (511,000)      (619,000)
Investment income                             (1,349,000)      (426,000)    (1,840,000)
Other (income) expense            (43,000)      (316,000)       260,000       (822,000)
Gain on sale of partial
  interest in subsidiary
  (Note 2)                                                  (11,768,000)
Writedown of plant
  facility (Note 5)                                                          4,000,000
                              -----------    -----------   ------------   ------------
                               11,421,000      5,248,000     18,887,000     20,510,000

Income (loss) before
  taxes on income,
  discontinued operations,
  extraordinary items
  and minority interest           339,000        106,000     12,906,000     (1,228,000)
Taxes on income (benefit)         (40,000)       (61,000)       480,000        452,000
                              -----------    -----------   ------------   ------------
Income (loss) before
  discontinued operations,
  extraordinary items
  and minority interest           379,000        167,000     12,426,000     (1,680,000)
Discontinued operations
  (Note 3):
  Loss from discontinued
    operations                 (1,638,000)    (2,123,000)    (5,104,000)    (2,760,000)
  Loss on disposal of
    discontinued operations      (872,000)                   (3,562,000)
                              -----------    -----------   ------------   ------------
Income (loss) before
  extraordinary items and
  minority interest            (2,131,000)    (1,956,000)     3,760,000     (4,440,000)
Extraordinary income -
  gain on extinguishment
  of debt (Note 5)                897,000                    16,792,000      4,726,000
                              -----------    -----------   ------------   ------------
Income (loss) before
  minority interest            (1,234,000)    (1,956,000)    20,552,000        286,000

                           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                     -------------------------------------------------
              For the three and nine months ended December 31, 1993 and 1992

                                  Three months ended            Nine months ended
                                     December 31,                  December 31,
                              --------------------------   ---------------------------
                                 1993           1992**         1993           1992**
                              -----------    -----------   ------------    -----------
                                     (Unaudited)                   (Unaudited)
Minority interest in
  (earnings) loss of
  consolidated subsidiary
  (Note 4)                      291,000                     (4,661,000)
                            -----------    -----------    ------------   ------------

Net income (loss)          ($   943,000)  ($ 1,956,000)   $ 15,891,000   $    286,000
                            ===========    ===========    ============   ============

Net income (loss) per
  common and common
  share equivalents:
  Primary:
    Continuing operations        $  .19         $  .05         $ 3.20 *       ($  .49)
    Discontinued operations        (.70)          (.62)         (2.42)           (.80)
    Extraordinary items             .25                          3.66 *          1.37
                                 ------         ------         ------          ------
                                ($  .26)       ($  .57)        $ 4.44          $  .08
                                 ======         ======         ======          ======

  Fully diluted:
    Continuing operations        $  .19         $  .05         $ 2.99 *       ($  .44)
    Discontinued operations        (.70)          (.62)         (2.25)           (.75)
    Extraordinary items             .25                          3.40 *          1.28
                                 ------         ------         ------          ------
                                ($  .26)       ($  .57)        $ 4.14          $  .09
                                 ======         ======         ======          ======

Weighted average common
  shares outstanding:
  Primary                     3,563,000      3,438,000      3,580,000       3,433,000
  Fully diluted               3,563,000      3,438,000      3,847,000       3,700,000


* Net of applicable minority interest ($1.0 million relating to continuing operations and $3.7 million relating to extraordinary item).

** Restated for discontinued operations.

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
              For the three and nine months ended December 31, 1993 and 1992

                                     Three months ended           Nine months ended
                                        December 31,                 December 31,
                                -------------------------    -------------------------
                                    1993          1992           1993          1992
                                -----------   -----------    -----------   -----------
                                        (Unaudited)                  (Unaudited)
Net income (loss)              ($   943,000) ($ 1,956,000)  $15,891,000    $   286,000
Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
 Minority interest in
  earnings (loss) of
  consolidated subsidiary          (291,000)                  4,661,000
 Gain on sale of partial
   interest in Comet Rice                                   (11,768,000)
 Extraordinary income on
   extinguishment of debt          (897,000)                (16,792,000)
 Extraordinary income on
   disposal of rice facility                                                (4,726,000)
 Writedown of rice facility                                                  4,000,000
 Depreciation and amortization    1,902,000     1,125,000     4,869,000      3,014,000
 Provision for loss on
   receivables                      456,000      (112,000)    1,236,000       (112,000)
 Undistributed earnings
   of investment in
   American Rice, Inc.                         (1,349,000)     (426,000)    (1,840,000)
 Loss on disposition of
   juice business                   872,000                   3,562,000
 Loss on disposition of
   rice subsidiary                                              880,000
 Change in assets and liabilities:
  Decrease (increase) in
    receivables                  (2,919,000)    4,631,000    (6,039,000)     9,987,000
  Decrease (increase) in
    inventories                 (27,058,000)    1,681,000   (19,586,000)    17,821,000
  Decrease (increase) in
    prepaid expenses and
    other current assets            420,000       (69,000)      717,000       (788,000)
  Increase (decrease) in
    accounts payable and other
    current liabilities          15,977,000     4,239,000    10,116,000     (5,793,000)
  Increase (decrease) in
    taxes payable                  (225,000)     (220,000)    1,696,000        148,000
  Other, net                       (637,000)     (369,000)      474,000       (968,000)
                                -----------   -----------   -----------    -----------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES         (13,343,000)    7,601,000   (10,509,000)    21,029,000


                           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                     -------------------------------------------------
              For the three and nine months ended December 31, 1993 and 1992

                                     Three months ended           Nine months ended
                                        December 31,                 December 31,
                                -------------------------    -------------------------
                                    1993          1992           1993          1992
                                -----------   -----------    -----------   -----------
                                        (Unaudited)                  (Unaudited)
INVESTING ACTIVITIES:
  Disposition of
   juice business                 8,400,000                  14,499,000
  Acquisition of American
    Rice, Inc.                                               12,608,000
  Proceeds from disposition
    of rice subsidiary                                        2,092,000
  Purchase of property, plant
    and equipment                  (293,000)     (689,000)     (940,000)    (1,981,000)
  Disposition of property,
    plant and equipment             202,000       427,000       405,000        883,000
                               ------------   -----------   -----------    -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES            8,309,000      (262,000)   28,664,000     (1,098,000)

FINANCING ACTIVITIES:
  Increase (decrease) in
    notes payable                 4,443,000    (3,998,000)    4,277,000    (13,963,000)
  Proceeds from notes and
    long-term debt                                           79,458,000        159,000
  Repayment of notes and term
    debt on rice refinancing                                (93,736,000)
  Principal payments on
    long-term debt                 (909,000)   (2,242,000)   (9,519,000)    (4,423,000)
  Principal payments on
    subordinated debt                          (1,360,000)                  (1,361,000)
  Proceeds from sales of stock                    131,000                      131,000
                                -----------   -----------   -----------    -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES            3,534,000    (7,469,000)  (19,520,000)   (19,457,000)
                                -----------   -----------   -----------    -----------

INCREASE (DECREASE) IN CASH
  DURING THE PERIOD              (1,500,000)     (130,000)   (1,365,000)       474,000

CASH, BEGINNING OF PERIOD         4,007,000     4,446,000     3,872,000      3,842,000
                                -----------   -----------   -----------    -----------

CASH, END OF PERIOD             $ 2,507,000   $ 4,316,000   $ 2,507,000    $ 4,316,000
                                ===========   ===========   ===========    ===========

Supplemental Cash
  Flow Information:
    Interest paid                $1,922,000    $1,741,000    $6,502,000     $5,262,000
    Income taxes paid               196,000         2,000       561,000        675,000


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      ----------------------------------------------
                        For the nine months ended December 31, 1993
                                        (Unaudited)


            ------------------------------------------------------------------------------

                                                                Cumulative
                  Common Stock        Additional    Retained     Foreign        Total
            -----------------------     Paid-in     Earnings     Currency   Stockholders'
              Shares        Dollars     Capital     (Deficit)   Adjustments     Equity
            ------------------------------------------------------------------------------



Balance
April 1, 1993
 Restated      3,186,956  $3,187,000 $12,687,000  ($24,119,000)   ($949,000)   ($9,194,000)

Net income
 for the period                                     15,891,000                  15,891,000

Reclassification
 to reflect
 reduction in
 par value of
 ERLY common
 stock                    (3,213,000)  3,213,000                                      -

Common stock
 issued          119,007      59,000     349,000                                   408,000

Foreign currency
 adjustments                                                       (206,000)      (206,000)

Accretion of
 redeemable
 common stock                           (295,000)                                 (295,000)
               ---------  ----------------------------------------------------------------

Balance
December 31,
 1993
 (unaudited)   3,305,963  $   33,000 $15,954,000   ($8,228,000)  ($1,155,000)  $ 6,604,000
               =========  ================================================================





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

The accompanying consolidated financial statements include the accounts of ERLY Industries Inc. and its subsidiaries (the "Company" or "ERLY"). All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated. As discussed in Note 1, substantially all of the assets and liabilities of ERLY's wholly owned subsidiary, Comet Rice, Inc. ("Comet"), were acquired by American Rice, Inc. ("ARI") on May 26, 1993, in a transaction accounted for as a reverse acquisition by its subsidiary, Comet. Prior to the transaction, ERLY owned 48% of the voting rights of ARI, and its investment in ARI was accounted for using the equity method. ERLY's equity in ARI's net results of operations was reflected as investment income or loss in ERLY's consolidated statements of operations. As a result of the transaction, ERLY's ownership increased to 81% of the voting rights of ARI and therefore, beginning in June 1993, ARI's balance sheet and results of operations are consolidated with ERLY's, with appropriate adjustments to reflect minority interest.

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

Primary earnings per share are based on the weighted average number of:
(1) common shares, and (2) dilutive common share equivalents (consisting of stock options and warrants) outstanding during each period presented. Fully diluted earnings per share assumes conversion of a $1 million convertible note payable, unless conversion would be anti-dilutive.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------

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

ARI also refinanced the combined indebtedness of ARI and Comet ("Refinancing"). Under the Refinancing, ARI received $47.5 million in credit lines from a new revolving credit lender and loans from new term lenders for $65.3 million. In addition, ERLY is a guarantor for all of the new ARI debt and the loan agreements contain certain restrictive covenants applicable to ERLY. These agreements also provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due, and to remain in compliance with its debt agreements. As additional consideration, 13 million shares of ARI Series B Preferred Stock, $1 par value, were pledged by ERLY for the benefit of the new term lenders. ARI and Comet have capitalized approximately $4 million of costs associated with the Refinancing. These costs will be amortized over the respective terms of the new ARI debt.

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


Note 3 - Discontinued Operations - Disposition of Juice Business

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 3 - Discontinued Operations - Disposition of Juice Business
(continued)

In connection with the payment on the ING Capital debt and the issue of stock purchase warrants to obtain up to 10% of ERLY's stock at $.01 per share, ING Capital agreed to a $6 million write-down in the amount of total debt. In exchange, ERLY also guaranteed the remaining balance of the obligations owed by ERLY Juice Inc. to ING Capital. The amount of the ERLY Juice obligation to ING Capital immediately prior to the transaction was approximately $17.1 million and, after application of the write down and amounts paid, the current amount of the debt is approximately $8.4 million (which is included in notes payable in the Company's consolidated balance sheets). Under the terms of the guarantee, ERLY is required to pay down the remaining $8.4 million of debt within one year (by December 21, 1994) or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc.

As a result of the sale of the above assets, ERLY has no operating assets remaining in the packaging, sales and marketing of citrus beverage products. It is ERLY's intention to liquidate the remaining assets of ERLY Juice for the benefit of the ERLY Juice creditors.

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida to Florida Juice, Inc. for $11.9 million. This
transaction resulted in a loss of $2.7 million.   ERLY Juice had access to
the facility for processing and packaging its retail and food service business through December 1993 under a co-pack agreement. This sale was intended in part to reduce operating losses. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. This resulted in a gain of $5.6 million which is reflected as extraordinary income as described in Note 5.

The results of ERLY Juice have been reported separately as discontinued operations in the consolidated statements of operations. Prior period consolidated financial statements have been restated to present ERLY Juice as a discontinued operation. Summarized results of ERLY Juice for the three and nine month periods ended December 31, 1993 and 1992 are as follows:

                              Three months ended            Nine months ended
                                 December 31,                  December 31,
                          --------------------------   -------------------------
                             1993           1992           1993          1992
                          -----------    -----------   -----------   -----------
Net sales                 $5,025,000    $23,016,000    $31,275,000   $67,095,000
Costs and expenses        (6,229,000)   (24,223,000)   (34,603,000)  (67,153,000)
Interest expense            (434,000)      (916,000)    (1,776,000)   (2,702,000)
                          ----------    -----------    -----------   -----------
Loss from discontinued
  operations             ($1,638,000)  ($ 2,123,000)  ($ 5,104,000) ($ 2,760,000)

                          ==========    ===========    ===========   ===========
Loss on disposal
  of discontinued
  operations             ($  872,000)   $       -     ($ 3,562,000)  $       -
                          ==========    ===========    ===========   ===========


ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 3 - Discontinued Operations - Disposition of Juice Business
(continued)

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

Note 4 - Minority Interest (continued)

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



ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 5 - Extraordinary Income

The Company had the following extraordinary items for the three and nine months ended December 31, 1993 and 1992:


                             Three months ended             Nine months ended
                                December 31,                   December 31,
                         --------------------------    ---------------------------
                            1993           1992            1993           1992
                         -----------    -----------    ------------    -----------
                                 (Unaudited)                   (Unaudited)
Gain on extinguishment
  of debt related to
  State of Michigan
  Retirement System        $  897,000     $    -        $   897,000    $    -

Gain on extinguishment
  of debt related to
  ERLY Juice                                              5,625,000

Gain on extinguishment
  of debt related
  to ARI                                                 10,270,000

Gain on extinguishment
  of debt on rice
  facility                                                              4,726,000
                           ----------     ----------    -----------    ----------
                           $  897,000     $    -        $16,792,000    $4,726,000
                           ==========     ==========    ===========    ==========


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

Note 5 - Extraordinary Income (continued)

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


Note 6 - Assets Held for Sale - Long-term

The consolidated balance sheets include assets held for sale classified as long-term of $23 million at December 31, 1993. This includes ARI property held for sale in Houston, Texas ($19 million) and the remaining net assets of the Company's discontinued winery operations ($4 million) which management intends to dispose of in an orderly manner.

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

Note 7 - Long-term and Subordinated Debt

A schedule of outstanding long-term and subordinated debt at December 31, 1993 follows:

                                                        December 31, 1993
                                                        -----------------
Long-term debt:
  Term loan due 1997, interest
    at bank prime rate plus 3%                            $32,000,000
  Term loan due 1997, interest
    at bank prime rate plus 5%                             17,200,000
  Term loan due 1996, interest
    at bank prime rate plus 3%                             13,300,000
  Notes payable due 2008, interest
    at 6%                                                   3,000,000
  Term loan due 1993, interest
    at bank prime rate plus 2.25%                           1,000,000
  Convertible note payable to
    officer, due 1994, interest
    at bank prime rate plus 2%                              1,000,000
  Various obligations with maturities
    to 2000, interest rates ranging from
    10% to 15%                                              2,133,000
  Less current portion of
    long-term debt                                         (7,529,000)
                                                         ------------
                                                         $ 62,104,000
                                                         ============
Subordinated debt:
  12-1/2% subordinated sinking fund
    debentures, maturities through 2002                    $8,880,000
  Note payable on rice facility,
    maturities through 1997,
    non-interest bearing                                    1,094,000
  Less current portion of
    subordinated debt                                      (1,567,000)
                                                         ------------
                                                         $  8,407,000
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

Note 7 - Long-term and Subordinated Debt (continued)

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Note 7 - Long-term and Subordinated Debt (continued)

A comparison of the current ARI financial covenants and ARI's actual financial ratios is presented below:

                                                                   Actual as of
                                         Financial Covenant     December 31, 1993
                                         ------------------     -----------------
  Net book value (greater than)              $25,546,000            $38,497,000
  Working capital (greater than)             $ 7,986,000            $13,284,000
  Financial leverage (less than)              4.8 to 1               3.95 to 1
  Working capital leverage (less than)        8.0 to 1               6.52 to 1
  Coverage ratio (greater than)               1.0 to 1               1.21 to 1


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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ------------------------------------------------------
For the three and nine months ended December 31, 1993 and 1992

Results of Operations - Three months ended December 31, 1993 and 1992

For the quarter ended December 31, 1993, the Company reported a net loss of $943,000 compared to a net loss of $2.0 million for the comparable quarter of the prior fiscal year. Results for the quarter include income on continuing operations of $379,000, losses of $2,510,000 related to the Company's Juice business which was discontinued in December 1993, and extraordinary income of $897,000.


Continuing Operations

For the quarter ended December 31, 1993, the Company reported income on continuing operations of $379,000 on sales of $100 million compared to income from continuing operations of $167,000 on sales of $42 million for the comparable period last year. Consolidated sales for the third quarter were up by $58 million from the third quarter of the prior fiscal year due to increased sales by the Company's Rice Division.

Prior to the May 1993 combination of Comet Rice, Inc. and American Rice, Inc. ("ARI"), the Company owned 48% of the voting rights of ARI, and its investment in ARI was accounted for using the equity method of accounting. ERLY's equity in ARI's net results for the quarter ended December 31, 1992 resulted in income of $1,349,000. ERLY's equity in ARI's net results was reflected as investment income in the consolidated statements of operations. Subsequent to the May 1993 combination, ERLY owned 81% of the voting interest in the combined rice operations and its results from that time are therefore consolidated with ERLY's, with appropriate adjustments for minority interest.

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

Gross profit was 10 percent of sales for the three months ended December 31, 1993, and 5 percent of sales for 1992, increasing $7.3 million from the prior period. ARI sales contributed approximately $4.6 million. Gross profit on other domestic sales increased $1.2 million, while gross profit on other export sales increased $1.5 million.

The overall effect of the increase in rough rice prices on ARI's gross profit is thought to be small as the higher rough rice prices were mitigated by substantial inventories acquired at lower price levels and increases in prices in some markets offsetting the negative impact from forward sales commitments at lower price levels in other markets.


General

Interest expense totalled $3.2 million for the quarter ended December 31, 1993 compared with $1.8 million for the same quarter of last year. The increase reflects the increase in long-term debt resulting from the combination of Comet Rice and ARI. Long-term and subordinated debt (including current portion) at December 31, 1993 totalled $80 million compared to $54 million at December 31, 1992.


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


Extraordinary Income

As discussed in Note 5, the Company exchanged various debt obligations to the State of Michigan Retirement System for a note receivable with a net book value of $3.8 million, 60,000 shares of ERLY Industries common stock, $100,000 cash and a new note for approximately $800,000. This resulted in extraordinary income on debt extinguishment of $897,000 in the quarter ended December 31, 1993.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ---------------------------------------------

Results of Operations - Nine Months Ended December 31, 1993 and 1992

For the nine months ended December 31, 1993 the Company reported net income of $15.9 million compared to net income of $286,000 last year. Results for the current nine month period include income on continuing operations of $12,426,000, losses on the Company's discontinued juice operations of $8,666,000 and extraordinary income of $13.1 million (net of minority interest of $3.7 million). Sales for the nine months were $62 million higher than a year ago due to increased sales by the Rice Division of $63 million, offset by reduced sales of $1 million by the Company's subsidiary, Chemonics Industries.


Continuing Operations

For the nine months ended December 31, 1993, the Company reported income on continuing operations of $12,426,000 on sales of $235 million compared to a loss on continuing operations of $1.7 million on sales of $173 million last year. The results for the current nine month period include a gain of $11,768,000 on the partial sale of the Company's investment in Comet Rice, Inc. (See Note 2).


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

For the nine months ended December 31, 1993, the Company reported investment income from ARI of $426,000 under the equity method of accounting for April and May 1993, prior to the May 1993 transaction with American Rice. This compares to investment income of $1.8 million for the nine months ended December 31, 1992, which was recorded on the equity method for the entire period.

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


Extraordinary Income

For the nine months ended December 31, 1993, the Company has recorded extraordinary income of $13.1 million (net of minority interest of $3.7 million). This consists of a gain on the discount of ARI debt ($6.6 million net of minority interest); a gain on the discount of ERLY Juice trade payables in the second quarter of fiscal 1994 ($5,625,000); and, a gain on discount of debt with the State of Michigan Retirement System in December 1993 ($897,000).

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

At December 31, 1993 consolidated working capital amounted to a negative $735,000 compared to a negative $44 million and negative $17 million at March 31 and September 30, 1993, respectively. The improvement from September 30 was due to the sale of the ERLY Juice assets and the successful exchange of 94% of the Company's 12-1/2% subordinated debentures. The increase from March 31 was due to those factors plus the combination of Comet Rice and ARI in May 1993.

Inventory at December 31, 1993, was $67 million compared to $28 million at March 31, 1993, an increase of $39 million. This increase is due primarily to a 71 percent increase in raw product inventory costs of rice and the increased rough rice inventory levels from the Transaction.

Stockholders' equity was $6.6 million at December 31, 1993, an improvement of $15.8 million from March 31, 1993.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- - -------------------------------------


                                 PART II
                            OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on November 22, 1993.

(b) At the November 22, 1993 Annual Shareholders Meeting, a vote was passed to amend the Articles of Incorporation of the Company to decrease the par value of Common Stock from $1.00 per share to $.01 per share. 2,450,634 votes (96%) were cast for the proposal, 73,827 votes (3%) were cast against the proposal and 34,460 abstentions (1%) were received.




Item 6.  Exhibits and Reports on Form 8-K

(a) The computations of primary and fully diluted earnings per share are included as exhibits on Schedules I.1 and I.2.

(b) On December 29, 1993, the Company filed a Form 8-K to report the disposition of the Company's juice business in December 1993.

                               SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ERLY INDUSTRIES INC.




      Date:  September 1, 1994      By /s/ Richard N. McCombs
                                       ----------------------
                                       Richard N. McCombs
                                       Vice President and
                                       Chief Financial Officer

                                      EXHIBIT I.1
                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                    CALCULATION OF PRIMARY INCOME (LOSS) PER SHARE
                         (In thousands except per share data)

                                    Three months ended          Nine months ended
                                        December 31,               December 31,
                                   ---------------------     ----------------------
                                      1993        1992          1993        1992
                                      ----        ----          ----        ----
                                        (Unaudited)               (Unaudited)
Income (loss) from
  continuing operations             $   379     $   167       $12,426    ($ 1,680)
Loss on discontinued
  operations                         (2,510)     (2,123)       (8,666)     (2,760)
Income from extraordinary
  items                                 897                    16,792       4,726
Minority interest                       291                    (4,661)
                                    -------     -------       -------     -------

  Net income (loss)                ($   943)   ($ 1,956)      $15,891     $   286
                                    =======     =======       =======     =======

Average number of shares of
  common stock and common
  stock equivalents outstanding:
    Average number of shares of
    common stock outstanding          3,563       3,438         3,511       3,433

    Common stock equivalents:
      Dilutive effect of stock
        options and warrants
        based on application of
        treasury stock method          (a)         (a)             69        (b)
                                    -------     -------       -------     -------
    Total                             3,563       3,438         3,580       3,433
                                    =======     =======       =======     =======

Primary income (loss)
  per common share:
  Income (loss) from
    continuing operations           $   .19     $   .05       $  3.20*   ($   .49)
  Loss on discontinued
    operations                         (.70)       (.62)        (2.42)       (.80)
  Income from extraordinary
    items                               .25                      3.66*       1.37
                                    -------     -------       -------     -------
  Primary income (loss)
    per common share               ($   .26)   ($   .57)      $  4.44     $   .08
                                    =======     =======       =======     =======


 * Net of applicable minority interest ($1.0 million relating to continuing operations and $3.7 million relating to extraordinary item).

(a) A net loss was reported. Therefore, exercise of stock options and warrants is not assumed as the compution would be anti-dilutive.
(b) The dilutive effect of stock options and warrants was less than 3%; therefore none are shown above.

                                      EXHIBIT I.2
                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                 CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                         (In thousands except per share data)

                                    Three months ended          Nine months ended
                                        December 31,               December 31,
                                   ---------------------     ----------------------
                                      1993        1992          1993        1992
                                      ----        ----          ----        ----
                                        (Unaudited)               (Unaudited)
Income (loss) from
  continuing operations             $   379     $   167       $12,426    ($ 1,680)
Interest adjustment -
  convertible note payable             (a)         (a)             60          60
                                    -------     -------       -------     -------
Income (loss) from continuing
  operations, as adjusted               379         167        12,486      (1,620)


Loss on discontinued
  operations                         (2,510)     (2,123)       (8,666)     (2,760)
Income from extraordinary
  items                                 897                    16,792       4,726
Minority interest                       291                    (4,661)
                                    -------     -------       -------    -------

  Net income, as adjusted          ($   943)   ($ 1,956)      $15,951     $   346
                                    =======     =======       =======     =======

Average number of shares of
  common stock and common
  stock equivalents outstanding       3,563       3,438         3,580       3,433
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable         (a)         (a)            267         267
                                    -------     -------       -------     -------
      Total                           3,563       3,438         3,847       3,700
                                    =======     =======       =======     =======

Fully diluted income (loss)
  per common share:
  Income (loss) from
    continuing operations           $   .19     $   .05       $  2.99*   ($   .44)
  Loss on discontinued
    operations                         (.70)       (.62)        (2.25)       (.75)
  Income from extraordinary
    items                               .25                      3.40*       1.28
                                    -------     -------       -------     -------
  Fully diluted income (loss)
    per common share               ($   .26)   ($   .57)      $  4.14     $   .09
                                    =======     =======       =======     =======


 * Net of applicable minority interest ($1.0 million relating to continuing operations and $3.7 million relating to extraordinary item).

(a) A net loss was reported. Therefore, exercise of stock options, warrants and convertible note is not assumed as the compution would be anti-dilutive.