Form 10-Q
period 1994-09-30
ERLY INDUSTRIES INC
filed 1994-11-14
CIK 30966

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                                FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended              Commission file number 1-7894
      September 30, 1994


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

      As of September 30, 1994, there were 3,675,436 shares of the Registrant's common stock outstanding (including redeemable common stock).

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                            September 30,           March 31,
                                                1994                  1994
                                            ------------        ------------
                                             (Unaudited)
Assets
Current Assets:
  Cash                                     $  4,421,000         $  3,065,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $1,968,000 (September 30) and
    $1,865,000 (March 31)                    53,887,000           34,894,000
  Inventories:
    Raw materials                            21,906,000           28,182,000
    Finished goods                           25,350,000           35,114,000
                                           ------------         ------------
                                             47,256,000           63,296,000
  Prepaid expenses and other
    current assets                            1,885,000            1,522,000
                                           ------------         ------------
      Total current assets                  107,449,000          102,777,000

Long-term notes receivable, net               1,492,000            1,792,000
Property, plant and equipment, net           54,911,000           55,034,000
Assets held for sale, net (Note 6)           22,578,000           22,546,000
Other assets                                 16,278,000           17,001,000
                                           ------------         ------------
                                           $202,708,000         $199,150,000
                                           ============         ============

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, collateralized            $ 39,810,000         $ 49,273,000
  Accounts payable                           40,723,000           37,000,000
  Accrued payroll and other
    current liabilities                       9,073,000            2,724,000
  Income taxes payable                        4,701,000            3,339,000
  Current portion of long-term
    and subordinated debt                     9,046,000            8,946,000
                                           ------------         ------------
      Total current liabilities             103,353,000          101,282,000

Long-term debt (Note 7)                      56,584,000           60,592,000
Subordinated debt (Note 7)                    7,313,000            7,313,000
Minority interest (Note 5)                   19,717,000           19,769,000

Redeemable common stock,
  300,000 shares issued and outstanding       1,800,000            1,800,000
Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 5,000,000 shares
    Issued and outstanding:
    3,375,436 shares (September 30) and
    3,374,765 shares (March 31)                  34,000               34,000
  Additional paid-in capital                 16,160,000           16,157,000
  Retained earnings (deficit)                (1,031,000)          (6,450,000)
  Cumulative foreign currency
    adjustments                              (1,222,000)          (1,347,000)
                                           ------------         ------------
      Total stockholders' equity             13,941,000            8,394,000
                                           ------------         ------------
                                           $202,708,000         $199,150,000
                                           ============         ============


See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            -------------------------------------
               For the three and six months ended September 30, 1994 and 1993

                                      Three months ended            Six months ended
                                         September 30,                September 30,
                                  --------------------------   --------------------------
                                      1994          1993*          1994          1993*
                                  ------------   -----------   ------------   -----------
                                          (unaudited)                  (unaudited)

Net sales                         $111,866,000  $ 84,600,000   $233,128,000  $135,750,000
Cost of sales                       93,833,000    71,721,000    199,432,000   115,717,000
                                  ------------  ------------   ------------  ------------
    Gross profit                    18,033,000    12,879,000     33,696,000    20,033,000

Selling, general and
  administrative expenses           10,284,000     9,198,000     18,897,000    14,322,000
Interest expense                     4,374,000     2,989,000      7,848,000     5,376,000
Interest income                        (79,000)     (209,000)      (145,000)     (341,000)
Other (income) expense                  81,000      (106,000)       217,000       303,000
Investment income                                                                (426,000)
Gain on sale of partial
  interest in subsidiary
  (Note 2)                                                                    (11,768,000)
                                  ------------  ------------   ------------   -----------
                                    14,660,000    11,872,000     26,817,000     7,466,000
Income before taxes on income,
  discontinued operations,
  extraordinary items and
  minority interest                  3,373,000     1,007,000      6,879,000    12,567,000
Taxes on income                        910,000       149,000      1,509,000       520,000
                                  ------------  ------------   ------------   -----------

Income from continuing
  operations before
  discontinued operations,
  extraordinary items
  and minority interest              2,463,000       858,000      5,370,000    12,047,000
Loss on discontinued operations                   (4,140,000)                  (6,156,000)
                                  ------------  ------------   ------------   -----------

Income (loss) before
  extraordinary items and
  minority interest                  2,463,000    (3,282,000)     5,370,000     5,891,000
Extraordinary income - gain on
  extinguishment of debt
  (Note 4)                                         5,625,000                   15,895,000
                                  ------------  ------------   ------------   -----------

Income before minority interest      2,463,000     2,343,000      5,370,000    21,786,000

Minority interest in (earnings)
  loss of consolidated
  subsidiary (Note 5)                  595,000       156,000         49,000    (4,952,000)
                                  ------------   -----------   ------------  ------------

Net income                        $  3,058,000   $ 2,499,000   $  5,419,000  $ 16,834,000
                                  ============   ===========   ============  ============


*  Restated for discontinued operations.

                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                      -------------------------------------------------
               For the three and six months ended September 30, 1994 and 1993

                                      Three months ended            Six months ended
                                         September 30,                September 30,
                                     -----------------------      ---------------------
                                         1994          1993           1994        1993
                                     ---------    ----------      ----------   ---------
                                          (unaudited)                  (unaudited)
Net income (loss) per common and
  common share equivalents:
    Primary:
      Continuing operations              $ .73         $ .29          $1.29        $3.10 *
      Discontinued operations                          (1.19)                      (1.77)
      Extraordinary items                               1.62                        3.50 *
                                      --------      --------       --------     --------
                                         $ .73         $ .72          $1.29        $4.83
                                      ========      ========       ========     ========
    Fully diluted:
      Continuing operations              $ .69         $ .27          $1.22        $2.88 *
      Discontinued operations                          (1.10)                      (1.64)
      Extraordinary items                               1.50                        3.25 *
                                      --------      --------       --------     --------
                                         $ .69         $ .67          $1.22        $4.49
                                      ========      ========       ========     ========
Weighted average common and
  common share equivalents:
    Primary                          4,211,000     3,484,000      4,211,000     3,485,000
    Fully diluted                    4,478,000     3,751,000      4,478,000     3,752,000



* Net of applicable minority interest ($1.3 million relating to continuing operations and $3.7 million relating to extraordinary item).


See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
               For the three and six months ended September 30, 1994 and 1993

                                      Three months ended            Six months ended
                                         September 30,                September 30,
                                  -------------------------     -------------------------
                                      1994          1993           1994          1993
                                  ------------   -----------    -----------   -----------
                                          (unaudited)                  (unaudited)
OPERATING ACTIVITIES:
Net income                         $ 3,058,000   $ 2,499,000     $5,419,000   $16,834,000
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
   Minority interest in earnings
   (loss) of consolidated
   subsidiary                         (595,000)     (156,000)       (49,000)    4,952,000
  Gain on sale of partial interest
   in subsidiary                                                              (11,768,000)
  Extraordinary income on
   extinguishment of debt                         (5,625,000)                 (15,895,000)
  Depreciation and amortization      1,725,000     1,842,000      3,447,000     2,967,000
  Provision for loss on receivables    (31,000)    1,418,000        (18,000)    1,440,000
  Equity in net income of
   American Rice, Inc.                                                           (426,000)
  Loss on sale of plant                            2,690,000                    2,690,000
  Loss on disposition of subsidiary                                               880,000
  Change in assets and liabilities:
   (Increase) in receivables       (15,369,000)   (2,883,000)   (18,975,000)   (3,120,000)
   (Increase) decrease in
     inventories                    (5,534,000)      804,000     16,040,000     7,472,000
   (Increase) decrease in
     prepaid expenses and other
     current assets                   (149,000)      (89,000)      (363,000)      297,000
   (Increase) in assets held
     for sale                                       (448,000)                    (448,000)
 Increase (decrease) in accounts
     payable and other current
     liabilities                    20,117,000       843,000     10,070,000    (5,861,000)
   Increase in taxes payable           749,000        62,000      1,362,000       550,000
   Other, net                          115,000    (1,349,000)       200,000    (3,469,000)
                                   -----------   -----------    -----------  ------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES               4,086,000      (392,000)    17,133,000    (2,905,000)

INVESTING ACTIVITIES:
  Purchases of property, plant
    and equipment                     (796,000)     (332,000)    (2,490,000)     (647,000)
  Disposition of property, plant
    and equipment                       79,000        28,000         84,000       203,000
  Acquisition of American Rice, Inc.                                           12,608,000
  Proceeds from sale of plant                      11,838,000                  11,838,000
  Proceeds from disposition of
    subsidiary                                                                  2,092,000
                                   -----------    -----------    ----------   -----------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                (717,000)    11,534,000    (2,406,000)   26,094,000


       6                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                      -------------------------------------------------
               For the three and six months ended September 30, 1994 and 1993

                                      Three months ended            Six months ended
                                         September 30,                September 30,
                                   -------------------------   --------------------------
                                      1994          1993           1994          1993
                                   -----------   -----------   ------------   -----------
                                          (unaudited)                  (unaudited)
FINANCING ACTIVITIES:
  Increase (decrease) in
    notes payable                  $ 1,784,000   ($ 1,149,000) ($ 9,463,000) ($   166,000)
  Principal payments on
    long-term debt                  (2,508,000)    (7,887,000)   (3,908,000)   (8,610,000)
  Proceeds from notes and
    long-term debt                                                             79,458,000
  Repayment of notes and term
    debt on refinancing                                                       (93,736,000)
                                   -----------    ------------  -----------   -----------

NET CASH (USED IN)
  FINANCING ACTIVITIES                (724,000)    (9,036,000)  (13,371,000)  (23,054,000)
                                   -----------    -----------   -----------   -----------

INCREASE IN CASH DURING
  THE PERIOD                         2,645,000      2,106,000     1,356,000       135,000

CASH, BEGINNING OF PERIOD            1,776,000      1,901,000     3,065,000     3,872,000
                                   -----------    -----------   -----------   -----------

CASH, END OF PERIOD                $ 4,421,000    $ 4,007,000   $ 4,421,000   $ 4,007,000
                                   ===========    ===========   ===========   ===========




See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      ----------------------------------------------
                        For the six months ended September 30, 1994
                                        (Unaudited)



              -----------------------------------------------------------------------------
                                                                  Cumulative
                  Common Stock         Additiona       Retained     Foreign        Total
              ---------------------     Paid-in        Earnings    Currency    Stockholders'
              Shares        Dollars      Capital       (Deficit)  Adjustments      Equity
              -----------------------------------------------------------------------------

Balance
April 1, 1994  3,374,765     $34,000 $16,157,000    ($ 6,450,000) ($1,347,000)  $8,394,000

Net income
 for the period                                        5,419,000                 5,419,000

Common stock
 issued              671                   3,000                                     3,000

Foreign currency
 adjustments                                                          125,000      125,000
               ---------  ----------------------------------------------------------------

Balance
September 30,
 1994
 (unaudited)   3,375,436  $   34,000 $16,160,000    ($1,031,000)  ($1,222,000) $13,941,000
               ========   ================================================================





See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
     For the three and six months ended September 30, 1994 and 1993

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

The accompanying consolidated financial statements include the accounts of ERLY Industries Inc. and its subsidiaries (the "Company" or "ERLY"). All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated. As discussed in Notes 1 and 2, substantially all of the assets and liabilities of ERLY's wholly owned subsidiary, Comet Rice, Inc. ("Comet"), were acquired by American Rice, Inc. ("ARI") on
May 26, 1993, in a transaction accounted for as a reverse acquisition by ERLY's subsidiary, Comet. Prior to the transaction, ERLY owned 48% of the voting rights of ARI, and its investment in ARI was accounted for using the equity method. ERLY's equity in ARI's net results of operations was reflected as investment income in ERLY's consolidated statements of operations. As a result of the transaction, ERLY's ownership increased to 81% of the voting rights of ARI; therefore, beginning in June 1993, ARI's balance sheet and results of operations are consolidated with ERLY's with appropriate adjustments to reflect minority interest.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. At March 31, 1994, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $32 million which can be used to offset future taxable income. Tax expense reflected in the consolidated statements of operations represents estimated federal, state and foreign tax expense on pre-tax earnings reduced by the utilization of deferred tax assets relating to net operating loss carryforwards that had previously been reserved.

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

Note 1 - Acquisition of Comet Rice, Inc. by American Rice, Inc.
(continued)

The operating results reflected in the accompanying financial statements do not include ARI's operating activities prior to May 26, 1993, the date of the Transaction. The following consolidated unaudited pro forma results relating to the six months ended September 30, 1993, however, have been prepared assuming the Transaction had occurred at the beginning of the fiscal year, April 1, 1993.

                                               Six months
                                                  ended
                                           September 30, 1993
                                           ------------------
                                               Pro Forma
                                               ---------

Net sales                                   $162,553,000

Income from continuing
  operations before discontinued
  operations, extraordinary item
  and minority interest*                       1,668,000*

Income per common share
  from continuing operations*:
    Primary                                        $ .48
    Fully diluted                                  $ .44


* Excluding one-time gain on sale of partial interest in subsidiary of $11,768,000.


Note 2 - Gain on Sale of Partial Interest in Subsidiary

In conjunction with the May 26, 1993 Transaction, ERLY received an additional 33% interest in ARI in exchange for all of the assets (except for the ARI stock owned by Comet) and all of the liabilities of ERLY's wholly owned subsidiary, Comet Rice, Inc.

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

The results of ERLY's juice business have been reported separately as discontinued operations in the consolidated statements of operations. Prior period consolidated financial statements have been restated to present the juice business as a discontinued operation. Summarized results of ERLY Juice for the three and six months ended September 30, 1993 were as follows:


                           Three months          Six Months
                               ended                ended
                        September 30, 1993   September 30, 1993
                        ------------------   ------------------

Net sales                  $11,581,000         $26,250,000
Costs and expenses         (15,162,000)        (31,064,000)
Interest expense              (559,000)         (1,342,000)
                           -----------         -----------

Loss from discontinued
  operations              ($ 4,140,000)       ($ 6,156,000)
                           ===========         ===========

At September 30, 1994, ERLY's remaining juice business assets of $503,000 are included in prepaid expenses and other current assets in the consolidated balance sheet. In addition, the September 30, 1994 consolidated balance sheet includes liabilities of the juice business as follows:


    Current liabilities:
      Notes payable to ING Capital            $ 8,397,000
      Accounts payable                          4,537,000
      Other current liabilities                   518,000
      Current portion of long-term debt           245,000
                                              -----------
                                              $13,697,000
                                              ===========


Note 4 - Extraordinary Items

The Company had the following extraordinary items for the three and six months ended September 30, 1993:

                                      Three months          Six Months
                                          ended                ended
                                   September 30, 1993   September 30, 1993
                                   ------------------   ------------------

Gain on extinguishment of
  debt related to ERLY Juice            $5,625,000          $ 5,625,000

Gain on extinguishment of
  debt related to ARI                                        10,270,000
                                        ----------          -----------
                                        $5,625,000          $15,895,000
                                        ==========          ===========


During the quarter ended September 30, 1993, ERLY Juice settled approximately $6.3 million of term debt and trade payables with a primary creditor in exchange for $650,000. This resulted in a gain of $5,625,000 which is reflected as extraordinary income.

Results for the first quarter ended June 30, 1993 included extraordinary income of $10.3 million (before applicable minority interest) relating to debt discounts by ARI's former lenders.

Note 5 - Minority Interest

ERLY owns 81% of ARI's voting interests. Parent companies often hold interests in subsidiaries by ownership of the common stock of the subsidiary. ERLY's ownership of ARI is more complex, including both common stock and convertible preferred stock. ERLY's 81% interest in ARI consists of the following securities of ARI (as adjusted for a one-for-five reverse stock split for all issues of preferred and common stock effective September 1994):

  * 777,777 shares of ARI common stock which represent 32% of ARI's total outstanding common stock and 9% of ARI's common shares on a fully converted basis.

  * 777,777 shares of ARI Series A Preferred Stock, which is convertible one for one, has voting rights, liquidation preferences of $25.70 per share, but has no stated dividend. These shares represent 9% of ARI's common shares on a fully converted basis.

  * 2,800,000 shares of ARI Series B Preferred Stock, which is convertible into 5,600,000 common shares, has voting rights and an annual cumulative dividend of approximately $5.2 million. These shares represent 63% of ARI's common shares on a fully converted basis.

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

The Series B and Series C Preferred Stock dividends are allocated to ERLY and to the Minority Interest, respectively, even if this allocation results in a loss being attributed to the common stock as these preferred stock dividends are based on the underlying terms of the securities. Similarly, these dividends are allocated even if not declared as the dividends are cumulative. However, dividends are allocated only if determined to be ultimately recoverable. As of September 30, 1994, the Preferred B dividends accumulated but not declared are $6.9 million and the Preferred C dividends accumulated but not declared are $1 million.
The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%).

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


Note 6 - Assets Held for Sale - Long-term

The consolidated balance sheets include assets held for sale classified as long-term of $23 million at September 30, 1994. This includes ARI property held for sale in Houston, Texas ($19 million) and the remaining net assets of the Company's discontinued winery operations ($4 million) which management intends to dispose of in an orderly manner.

ARI's Board of Directors previously adopted a resolution authorizing its management to sell 39 acres of land in Houston. Management has had conversations with developers interested in the property, however, no decision has yet been made about how to market the property. Management's intention is an orderly, outright sale to a third party rather than to develop the property. However, ARI might consider some form of joint venture with a developer in order to maximize the property's value. ARI has the ability and intent to hold the property over a normal marketing period. The proceeds of any such sale, when and if itoccurs, are required by the terms of ARI's debt agreements to be used to reduce debt.

Note 7 - Long-term and Subordinated Debt

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends.

The Company's Chemonics subsidiary was in violation of certain debt covenants to ING Capital at September 30, 1994, by not making the last term loan payment of $1.0 million on December 31, 1993. Negotiations are in process for a refinancing with new lenders to paydown Chemonics' existing lender. This refinancing is expected to be completed in the third quarter of the current fiscal year.

As a result of the discontinuation of the juice operations, there still remains $8.4 million (plus accrued interest from December 21, 1993) of ERLY Juice's obligation to ING Capital which the Company guaranteed.
Under the terms of the guarantee, ERLY is required to paydown the remaining $8.4 million (plus accrued interest) of debt within one year (by December 21, 1994) or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. While ING Capital has the right to foreclose on December 21, Management believes that the Company can obtain a forbearance in order to complete the sale of assets or a refinancing in order to paydown the remaining obligations.

The Company's 12-1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding balance of $8,880,000 matured on December 1, 1993. The Company has offered to exchange $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures. As of September 30, 1994, holders of approximately 98% of the Old Debentures have exchanged. The Company is exploring ways to deal with those debentureholders who have not agreed to the exchange and believes that it can refinance the remaining amount (with a face value of approximately $209,000).

                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                        -------------------------
     For the three and six months ended September 30, 1994 and 1993

Results of Operations - Three months ended September 30, 1994 and 1993

For the quarter ended September 30, 1994, the Company reported net income of $3.1 million on sales of $112 million, as compared to net income of $2.5 million on sales of $85 million for the second quarter of the prior fiscal year. Sales for the second quarter of fiscal 1995 were up $27.3 million from the second quarter of last fiscal year due to a $19.3 million increase in sales by the Company's Chemonics subsidiary and an $8.0 million increase in sales by ARI.

Gross profit for the quarter ended September 30, 1994 was $18.0 million, an increase of $5.2 million from the quarter ended September 30, 1993, primarily as a result of the increase in sales by Chemonics.

Because ERLY holds both common and preferred stock in ARI, ERLY's share of ARI's net income or loss consists of ERLY's proportionate share (32%) of ARI's earnings (loss) applicable to common stock, plus dividends earned on ARI Series B Preferred Stock. ERLY's share of ARI's common stock earnings
(loss) was ($368,000) and ($162,000) for the quarters ended September 30, 1994 and 1993, respectively. ERLY also earned Series B Preferred dividends of $1,295,000 and $1,295,000 for the quarters ended
September 30, 1994 and 1993, respectively.

Results for the second quarter of the prior fiscal year included: (1) extraordinary income of $5.6 million on the discount of debt related to ERLY Juice, and (2) a $4.1 million loss from discontinued operations relating to the Company's juice business which was discontinued in December 1993.


Rice Operations

Sales for the quarter ended September 30, 1994 of $78.3 million increased $8.0 million from the prior year due to $8.7 million in export sales increases partially offset by $662,000 in domestic sales decreases.

Export sales increased due to higher volume. Average export prices were at about the same level as the prior period. Total export sales volume increased approximately 650,000 equivalent rough rice hundredweight ("cwt."). Exports to Japan from ARI's California facility and increases in sales of foreign sourced rice to export markets were partially offset by decreases in export sales of other U.S. rice.

Gross profit was 12% and 13% of sales for the three months ended September 30, 1994 and September 30, 1993, respectively. Gross profit decreased $315,000 as a result of lower gross profit from ARI's Texas and Arkansas ("Southern") facilities partially offset by increased gross profit from ARI's California facility caused by export sales to Japan. The principal causes of the reduced Southern facilities gross profit were lower gross profit per cwt. on export sales as a result of relatively high rice costs in a falling market and a lower proportion of branded sales in relation to unbranded commodity sales. ARI's branded export sales historically have a greater gross profit per cwt. than unbranded commodity sales.

Interest expense of $3.1 million increased $763,000 due to higher borrowings and higher average interest rates as a result of the increase in the prime interest rate over last year. Interest expense in both periods include legal and other expenses directly associated with the debt.

Chemonics Industries

For the quarter ended September 30, 1994, the Company's subsidiary, Chemonics Industries, had revenues of $33.6 million, compared to $14.3 million last year, an increase of $19.3 million. This increase is due primarily to a $13.8 million increase in forest fire retardant sales for the quarter by Chemonics' Fire-Trol division. This reflects the significant forest fire activity in the United States and Canada during the summer of 1994 compared to the relatively light forest fire activity in the prior year.

Chemonics' international consulting division continues to expand with sales for the quarter of $16.0 million compared to $10.5 million last year, an increase of $5.5 million (52%).

Chemonics' gross profit was $9.0 million (27% of sales) for the quarter compared to gross profit of $3.5 million (25% of sales) for the second quarter of last year.


General

Consolidated interest expense totalled $4.4 million for the quarter ended September 30, 1994, compared with $3.0 million for the same quarter of last year. This increase reflects the increased borrowings by American Rice and the increase in the prime interest rate over last year. The prime rate averaged 7.5% for the quarter ended September 30, 1994 compared to 6.0% for the comparable quarter last year.


Discontinued Operations

In December 1993, the Company discontinued its operations in the juice business (See Note 3). For the quarter ended September 30, 1993, the Company reported a loss from discontinued operations of $4.1 million.


Results of Operations - Six months ended September 30, 1994 and 1993

For the six months ended September 30, 1994, the Company reported net income of $5.4 million on sales of $233 million, as compared to net income of $16.8 million on sales of $136 million for the comparable period of the prior fiscal year. Sales for fiscal 1995 were up $97 million from fiscal 1994 due to a $77 million increase in sales by ARI and a $20 million increase in sales by Chemonics Industries.

Gross profit for the six months ended September 30, 1994 was $33.7 million, an increase of $13.7 million from the six months ended September 30, 1993 as a result of a $7.3 million increase at ARI and a $6.4 million increase at Chemonics.

Because ERLY holds both common and preferred stock in ARI, ERLY's share of ARI's net income or loss consists of ERLY's proportionate share (32%) of ARI's earnings (loss) applicable to common stock, plus dividends earned on ARI Series B Preferred Stock. ERLY's share of ARI's common stock earnings
(loss) was ($199,000) and $2,726,000 for the six months ended
September 30, 1994 and 1993, respectively. ERLY also earned Series B Preferred dividends of $2,590,000 and $1,727,000 for the six months ended September 30, 1994 and 1993, respectively.

Results for the first six months of the prior fiscal year included an $11.8 million gain on the sale of a partial interest in Comet Rice, Inc. in conjunction with the May 1993 combination of Comet Rice and ARI (See
Note 2). The results for the six months ended September 30, 1993, also included: (1) extraordinary income of $6.6 million (net of minority interest) which represents debt discounts by ARI's former lenders recorded in conjunction with the refinancing of Comet and ARI, (2) extraordinary income of $5.6 million relating to debt discounts by a trade creditor of ERLY Juice, and (3) a $6.2 million loss from discontinued operations relating to the Company's juice business which was discontinued in December 1993.

Prior to the combination discussed in Note 1, ERLY owned 48% of the voting rights of American Rice, Inc. and accounted for its investment using the equity method of accounting. ERLY therefore recorded its interest in ARI's results as investment income in the consolidated statements of operations. Results for the first six months of last year include investment income of $426,000 from ERLY's interest in ARI's net income for April and May of 1993.

Subsequent to the Transaction, ARI's results of operations are consolidated with ERLY's and are not reflected as investment income, but are now accounted for as discussed in Note 5 - Minority Interest.


Rice Operations

Sales for 1994 of $184 million increased $76.9 million from the prior year due to $59.9 million in export sales increases and $17 million in domestic sales increases. As a result of the Transaction, six months of ARI sales are included in 1994 versus four months in the corresponding period in 1993. The estimated increase in sales as a result of the Transaction was approximately $40 million including $20 million in domestic markets and $20 million in export markets.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 6 million equivalent rough rice cwt. due primarily to increases in sales from ARI's California facility as a result of exports to Japan and 2.3 million cwt. in increases as a result of the Transaction. Total average milled rice prices increased 8% due primarily to a higher proportion of branded export sales as a result of the Transaction.

Domestic sales increased primarily as a result of the Transaction. In addition to sales added by the Transaction, domestic sales increased due to higher average prices. Average domestic milled rice sales prices increased 59% due to the higher value-added retail sales from the ARI customer base.

Gross profit was 11% and 12% of sales for the six months ended September 30, 1994 and September 30, 1993, respectively, increasing $7.3 million, due primarily to export sales to Japan from ARI's California facility, partially offset by decreases in gross profit on sales from ARI's Southern facilities.

Selling, general and administrative expense of $10.9 million increased $3.1 million due primarily to advertising and selling expenses associated with the higher value-added sales from the ARI customer base.

Interest expense of $6 million increased $1.8 million due to higher balances and higher average rates as a result of the increased prime interest rate over last year. Interest expense in both periods include legal and other expenses directly associated with the debt.


Chemonics Industries

For the six months ended September 30, 1994, the Company's subsidiary, Chemonics Industries, had revenues of $49.1 million, compared to $28.6 million last year, an increase of 72%. This increase is largely due to increased sales by Chemonics' Fire-Trol division, which had a $13.7 million increase over last year. Chemonics' international consulting division had sales of $27.8 million for the six months compared to $21.0 million last year, an increase of $6.8 million (32%).

Chemonics' gross profit was $13.3 million (27% of sales) for the six months ended September 30, 1994 compared to gross profit of $7.0 million (24% of sales) for the comparable period of last year.


General

Consolidated interest expense totalled $7.8 million for the six months ended September 30, 1994, compared with $5.4 million for the same period last year. This increase reflects the increase in consolidated debt due to the combination of Comet Rice and American Rice in May 1993, the higher borrowings by ARI this year to support the increased sales and the increase in the prime interest rate over last year. The prime rate averaged 7.08% for the six months ended September 30, 1994 compared to 6.0% last year.


Discontinued Operations

In December 1993, the Company discontinued its operations in the juice business (See Note 3). For the six months ended September 30, 1993, the Company reported a loss from discontinued operations of $6.2 million.

Liquidity and Capital Resources

At September 30, 1994, consolidated working capital was $4.1 million, an improvement of $2.6 million from March 31, 1994 as a result of the positive operating results for the six months.

Stockholders' equity was $13,941,000 at September 30, 1994, compared to $8,394,000 at March 31, 1994, an improvement of $5.5 million as a result of the net income for the six months.

As a result of the discontinuation of the juice operations, there still remains $8.4 million (plus accrued interest from December 21, 1993) of ERLY Juice's obligation to ING Capital which the Company guaranteed.
Under the terms of the guarantee, ERLY is required to paydown the remaining $8.4 million (plus accrued interest) of debt within one year (by December 21, 1994) or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. While ING Capital has the right to foreclose on December 21, Management believes that the Company can obtain a forbearance in order to complete the sale of assets or a refinancing in order to paydown the remaining obligations.

The Company's 12-1/2% Subordinated Sinking Fund Debentures (the "Old Debentures") with an outstanding balance of $8,880,000 matured on December 1, 1993. The Company has offered to exchange $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures") for the Old Debentures. As of September 30, 1994, holders of approximately 98% of the Old Debentures have exchanged. The Company is exploring ways to deal with those debentureholders who have not agreed to the exchange and believes that it can refinance the remaining amount (with a face value of approximately $209,000).



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11.1)  Calculation of Primary Income Per Share

     (11.2)  Calculation of Fully Diluted Income Per Share

(b)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1994.

                               SIGNATURES
                               ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ERLY INDUSTRIES INC.




Date: November 14, 1994                         By /s/ Thomas A. Whitlock
                                                  -------------------------
                                                  Thomas A. Whitlock
                                                  Vice President and
                                                  Corporate Controller

                                     EXHIBIT 11.1
                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CALCULATION OF PRIMARY INCOME PER SHARE
                         (In thousands except per share data)


                                    Three months ended          Six months ended
                                       September 30,              September 30,
                                    ------------------        -------------------
                                      1994        1993          1994        1993
                                    -------     ------        -------     -------
                                        (Unaudited)               (Unaudited)
Income from continuing
  operations                        $ 2,463     $   858       $ 5,370     $12,047
Income (loss) on
  discontinued operations                        (4,140)                   (6,156)
Income from extraordinary
  items                                           5,625                    15,895
Minority interest                       595         156            49      (4,952)
                                    -------     -------       -------     -------

  Net income                        $ 3,058     $ 2,499       $ 5,419     $16,834
                                    =======     =======       =======     =======

Average number of shares of
  common stock and common
  stock equivalents outstanding:
   Average number of shares of
    common stock outstanding          3,675       3,484         3,675       3,485
   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                       536        (a)            536       (a)
                                    -------     -------       -------     -------
    Total                             4,211       3,484         4,211       3,485
                                    =======     =======       =======     =======

Primary income per
  common share:
  Income from
    continuing operations            $  .73      $  .29       $  1.29     $  3.10 (b)
  Income (loss) on
    discontinued operations                       (1.19)                    (1.77)
  Income from extraordinary
    items                                          1.62                      3.50 (b)
                                     ------      ------       -------     -------
  Primary income per
    common share                     $  .73      $  .72       $  1.29     $  4.83
                                     ======      ======       =======     =======


(a) The dilutive effect of stock options and warrants was less than 3%; therefore, none are shown.
(b) Net of applicable minority interest ($1.3 million relating to continuing operations and $3.7 million relating to extraordinary item).

                                     EXHIBIT 11.2
                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CALCULATION OF FULLY DILUTED INCOME PER SHARE
                         (In thousands except per share data)

                                    Three months ended          Six months ended
                                       September 30,              September 30,
                                    -------------------       -------------------
                                      1994        1993          1994        1993
                                    -------     ------        -------     -------
                                        (Unaudited)               (Unaudited)
Income from
  continuing operations             $ 2,463     $   858       $ 5,370     $12,047
Interest adjustment - convertible
  note payable                           20          20            40          40
                                    -------     -------       -------     -------
Income from continuing operations,
  as adjusted                         2,483         878         5,410      12,087

Income (loss) on
  discontinued operations                        (4,140)                   (6,156)
Income from extraordinary items                   5,625                    15,895
Minority interest                       595         156            49      (4,952)
                                    -------     -------       -------     -------

  Net income, as adjusted           $ 3,078     $ 2,519       $ 5,459     $16,874
                                    =======     =======       =======     =======

Average number of shares of
  common stock and common
  stock equivalents outstanding       4,211       3,484         4,211       3,485
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable          267         267           267         267
                                    -------     -------       -------     -------
      Total                           4,478       3,751         4,478       3,752
                                    =======     =======       =======     =======

Fully diluted income
  per common share:
  Income from continuing operations $   .69     $   .27       $  1.22     $  2.88 (a)
  Income (loss) on discontinued
    operations                                    (1.10)                    (1.64)
  Income from extraordinary items                  1.50                      3.25 (a)
                                    -------     -------       -------     -------
  Fully diluted income
    per common share                $   .69     $   .67       $  1.22     $  4.49
                                    =======     =======       =======     =======


(a) Net of applicable minority interest ($1.3 million relating to continuing operations and $3.7 million relating to extraordinary item).