Form 10-Q/A
period 1994-09-30
ERLY INDUSTRIES INC
filed 1994-12-21
CIK 30966

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-Q/A

                             AMENDMENT NO. 1



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



                             AMENDMENT NO. 1

                                 Part II

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the three months ended September 30, 1994, as set forth on the pages attached hereto:

            Item 6.     Exhibits and Reports on Form 8-K

ERLY INDUSTRIES INC. AND SUBSIDIARIES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           ERLY INDUSTRIES INC.
                                           --------------------
                                                Registrant



      Date:   December 21, 1994     By:   /s/ Thomas A. Whitlock
                                         -----------------------
                                         Thomas A. Whitlock
                                         Vice President and
                                         Corporate Controller

ERLY INDUSTRIES INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11.1)  Calculation of Primary Income Per Share

     (11.2)  Calculation of Fully Diluted Income Per Share

     (27)    Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1994.