Form 10-Q
period 1994-12-31
ERLY INDUSTRIES INC
filed 1995-02-21
CIK 30966

                            SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549
                               ---------------------------


                                       Form 10-Q


                   Quarterly Report Pursuant to Section 13 or 15(d) of
                           The Securities Exchange Act of 1934
                               ---------------------------




For the three months ended December 31, 1994     Commission File number 1-7894



                                  ERLY INDUSTRIES INC.
                 (Exact name of registrant as specified in its charter)



                     California                                95-2312900
              (State of Incorporation)                     (I.R.S. Employer
                                                           Identification No.)


10990 Wilshire Boulevard, #1800, Los Angeles, California            90024-3955
            (Address of principal executive offices)                (Zip Code)



        Registrant's telephone number, including area code (213) 879-1480
                           ---------------------------



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
       such filing requirements for the past 90 days.    Yes   X       No
                                                             -----        -----

       As of December 31, 1994, there were 3,695,547 shares of the Registrant's common stock outstanding (including redeemable common stock).

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------

                                                                     December 31,                        March 31,
                                                                         1994                              1994
                                                                   ---------------                    -------------
                                                                     (Unaudited)

Assets
Current assets:
  Cash                                                               $  4,041,000                     $  3,065,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $2,093,000 (December 31) and
    $1,865,000 (March 31)                                              48,803,000                       34,894,000
  Inventories:
    Raw materials                                                      18,262,000                       28,182,000
    Finished goods                                                     22,471,000                       35,114,000
                                                                      -----------                      -----------
                                                                       40,733,000                       63,296,000
  Prepaid expenses and other
    current assets                                                      1,708,000                        1,522,000
                                                                      -----------                      -----------
      Total current assets                                             95,285,000                      102,777,000

Long-term notes receivable, net                                         1,573,000                        1,792,000
Property, plant and equipment, net                                     54,368,000                       55,034,000
Assets held for sale, net (Note 6)                                     21,195,000                       22,546,000
Other assets                                                           15,498,000                       17,001,000
                                                                     ------------                     ------------
                                                                     $187,919,000                     $199,150,000
                                                                     ============                     ============

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, collateralized                                       $23,731,000                     $ 49,273,000
  Accounts payable                                                     28,863,000                       37,000,000
  Accrued payroll and other
    current liabilities                                                14,364,000                        2,724,000
  Income taxes payable                                                  4,217,000                        3,339,000
  Current portion of long-term
    and subordinated debt                                               7,743,000                        8,946,000
                                                                     ------------                     ------------
      Total current liabilities                                        78,918,000                      101,282,000

Long-term debt (Note 7)                                                65,078,000                       60,592,000
Subordinated debt (Note 7)                                              6,625,000                        7,313,000
Minority interest (Note 5)                                             19,316,000                       19,769,000

Redeemable common stock,
  300,000 shares issued and outstanding                                 1,800,000                        1,800,000
Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 5,000,000 shares
    Issued and outstanding:
    3,395,547 shares (December 31) and
    3,374,765 shares (March 31)                                            34,000                           34,000
  Additional paid-in capital                                           16,211,000                       16,157,000
  Retained earnings (deficit)                                           1,340,000                       (6,450,000)
  Cumulative foreign currency
    adjustments                                                        (1,403,000)                      (1,347,000)
                                                                     ------------                     ------------
     Total stockholders' equity                                        16,182,000                        8,394,000
                                                                     ------------                     ------------
                                                                     $187,919,000                     $199,150,000
                                                                     ============                     ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------
For the three and nine months ended December 31, 1994 and 1993

                                                      Three months ended                           Nine months ended
                                                         December 31,                                December 31,
                                                   -------------------------                  --------------------------
                                                   1994                  1993                   1994                  1993
                                                ---------            ----------              ---------             ---------
                                                           (Unaudited)                                (Unaudited)
Net sales                                    $126,397,000            $99,573,000          $359,525,000          $235,323,000
Cost of sales                                 109,816,000             87,813,000           309,248,000           203,530,000
                                            -------------           ------------          ------------          ------------
  Gross profit                                 16,581,000             11,760,000            50,277,000            31,793,000

Selling, general and
  administrative expenses                      10,470,000              8,339,000            29,367,000            22,661,000
Interest expense                                3,865,000              3,241,000            11,713,000             8,671,000
Interest income                                  (131,000)              (116,000)             (276,000)             (511,000)
Other (income) expense                            554,000                (43,000)              771,000               260,000
Investment income                                                                                                   (426,000)
Gain on sale of partial
  interest in subsidiary
  (Note 2)                                                                                                       (11,768,000)
                                             ------------            -----------          ------------          ------------
                                               14,758,000             11,421,000            41,575,000            18,887,000
Income before taxes on income,
  discontinued operations,
  extraordinary items and
  minority interest                             1,823,000                339,000             8,702,000            12,906,000
Taxes on income (benefit)                        (166,000)               (40,000)            1,343,000               480,000
                                             ------------            -----------          ------------           -----------

Income before discontinued
  operations, extraordinary
  items and minority interest                   1,989,000                379,000             7,359,000            12,426,000
Discontinued operations
  (Note 3):
  Loss from discontinued
    operations                                                        (1,638,000)                                 (5,104,000)
  Loss on disposal of
    discontinued operations                                             (872,000)                                 (3,562,000)
                                               ----------             ----------            ----------           -----------

Income (loss) before
  extraordinary items and
  minority interest                             1,989,000             (2,131,000)            7,359,000             3,760,000
Extraordinary income -
  gain on extinguishment
  of debt (Note 4)                                                       897,000                                  16,792,000
                                              -----------            -----------           -----------           -----------

Income (loss) before
  minority interest                             1,989,000             (1,234,000)            7,359,000            20,552,000

Minority interest in
  (earnings) loss of
  consolidated subsidiary
  (Note 5)                                        382,000                291,000               431,000           (4,661,000)
                                              -----------            -----------           -----------          -----------

Net income (loss)                              $2,371,000              ($943,000)           $7,790,000          $15,891,000
                                              ===========             ==========            ==========          ===========

                                                                                                                 (Continued)

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
- ---------------------------------------------------------------------------
For the three and nine months ended December 31, 1994 and 1993

                                                      Three months ended                           Nine months ended
                                                         December 31,                                December 31,
                                                  ---------------------------                 ---------------------------
                                                   1994                  1993                   1994                    1993
                                                ---------             --------               -------                 -------
                                                           (Unaudited)                                (Unaudited)
Net income (loss) per
  common and common
  share equivalents:

  Primary:
    Continuing operations                           $ .55                  $ .19                 $1.82               $ 3.20 *
    Discontinued operations                                                 (.70)                                     (2.42)
    Extraordinary items                                                      .25                                       3.66 *
                                                    -----                  -----                 -----               ------
                                                    $ .55                 ($ .26)                $1.82               $ 4.44
                                                    =====                  =====                 =====               ======

  Fully diluted:
    Continuing operations                           $ .53                 $  .19                 $1.73               $ 2.99 *
    Discontinued operations                                                 (.70)                                     (2.25)
    Extraordinary items                                                      .25                                       3.40 *
                                                    -----                 ------                 -----               ------
                                                    $ .53                ($  .26)                $1.73               $ 4.14
                                                    =====                 ======                 =====               ======

Weighted average common
  shares outstanding:
  Primary                                        4,286,000             3,563,000             4,272,000            3,580,000
  Fully diluted                                  4,553,000             3,563,000             4,539,000            3,847,000



* Net of applicable minority interest ($1.0 million relating to continuing operations and $3.7 million relating to extraordinary item).


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------
For the nine months ended December 31, 1994 and 1993

                                                                                                   Nine months ended
                                                                                                     December 31,
                                                                                             --------------------------------
                                                                                                1994                 1993
                                                                                               ------              -------
                                                                                                      (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                                $7,790,000           $15,891,000
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Minority interest in earnings (loss) of consolidated subsidiary                           (431,000)            4,661,000
    Gain on sale of partial interest in Comet Rice                                                               (11,768,000)
    Extraordinary income on extinguishment of debt                                                               (16,792,000)
    Depreciation and amortization                                                            5,696,000             4,869,000
    Write-down of plant facility                                                             1,000,000
    Provision for loss on receivables                                                          228,000             1,236,000
    Undistributed earnings of investment in American Rice, Inc.                                                     (426,000)
    Loss on disposition of juice business                                                                          3,562,000
    Change in assets and liabilities:
      Decrease (increase) in receivables                                                   (14,137,000)           (6,039,000)
      Decrease (increase) in inventories                                                    22,563,000           (19,586,000)
      Decrease (increase) in prepaid expenses and other current assets                        (186,000)              717,000
      Increase (decrease) in accounts payable and other current liabilities                  3,503,000            10,116,000
      Increase (decrease) in taxes payable                                                     878,000             1,696,000
      Other, net                                                                               118,000               474,000
                                                                                          ------------         -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         27,022,000           (11,389,000)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                 (3,115,000)             (940,000)
  Disposition of property, plant and equipment                                                  16,000               405,000
  Disposition of juice business                                                                                   14,499,000
  Acquisition of American Rice, Inc.                                                                              12,608,000
  Proceeds from disposition of rice subsidiary                                                                     2,972,000
                                                                                           -----------         -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         (3,099,000)           29,544,000

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                                                     (25,542,000)            4,277,000
  Increase (decrease) in long-term debt                                                      3,595,000            (9,519,000)
  Principal payments on subordinated debt                                                   (1,000,000)
  Proceeds from notes and long-term debt                                                                          79,458,000
  Repayment of notes and term debt on rice refinancing                                                           (93,736,000)
                                                                                           -----------          ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        (22,947,000)          (19,520,000)
                                                                                          ------------          ------------

INCREASE (DECREASE) IN CASH DURING THE PERIOD                                                  976,000            (1,365,000)

CASH, BEGINNING OF PERIOD                                                                    3,065,000             3,872,000
                                                                                          ------------          ------------

CASH, END OF PERIOD                                                                         $4,041,000           $ 2,507,000
                                                                                           ===========          ============

Supplemental Cash
  Flow Information:
    Interest paid                                                                           $9,480,000            $6,502,000
    Income taxes paid                                                                          450,000               561,000


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------
For the nine months ended December 31, 1994 (Unaudited)

- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Cumulative
                               Common Stock                  Additional           Retained          Foreign               Total
                        ---------------------------           Paid-in             Earnings          Currency          Stockholders'
                         Shares             Dollars           Capital             (Deficit)       Adjustments             Equity
- -----------------------------------------------------------------------------------------------------------------------------------

Balance
April 1, 1994          3,374,765        $   34,000         $16,157,000         ($6,450,000)       ($1,347,000)         $8,394,000

Net income
 for the period                                                                  7,790,000                              7,790,000

Common stock
 issued                   20,782                                54,000                                                     54,000

Foreign currency
 adjustments                                                                                          (56,000)            (56,000)
                     ------------     -------------       -----------          -----------        -----------         -----------

Balance
December 31,
 1994
 (unaudited)           3,395,547        $   34,000        $16,211,000           $1,340,000        ($1,403,000)        $16,182,000
                       =========        ==========        ===========          ===========        ===========          ==========





See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------
For the three and nine months ended December 31, 1994

Basis of Presentation:

The information furnished is unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been made and are of a normal, recurring nature. Results for interim periods are not necessarily indicative of results for the entire year.

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. At March 31, 1994, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $32 million which can be used to offset future taxable income. Tax expense reflected in the consolidated statements of operations represents estimated federal, state and foreign tax expense on pre-tax earnings reduced by the utilization of net operating loss carryforwards.

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

The operating results reflected in the accompanying financial statements do not include ARI's operating activities prior to May 26, 1993, the date of the Transaction. The following consolidated unaudited pro forma results relating to the nine months ended December 31, 1993, however, have been prepared assuming the Transaction had occurred at the beginning of the fiscal year, April 1, 1993.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------

Note 1 - Acquisition of Comet Rice, Inc. by American Rice, Inc. (continued)


                                                              Nine months
                                                                 ended
                                                           December 31, 1993
                                                        -----------------------
                                                               Pro Forma


   Net sales                                                  $262,126,000

   Income from continuing
     operations before discontinued
     operations, extraordinary items
     and minority interest*                                   $ 1,262,000*

   Income per common share
     from continuing operations*:
       Primary                                                    $.30
       Fully diluted                                              $.28


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

Step three, in accordance with EITF 90-13, the fair value of Comet's net assets was determined. ERLY accounted for the Transaction as a partial sale of 19% of Comet Rice (19% is the percentage ownership of ARI by minority shareholders), and a step acquisition of ARI, increasing its ownership from 48% to 81%. Under EITF 90-13, a gain of $11.8 million was recognized by ERLY in the quarter ended June 30, 1993, to reflect the 19% of Comet Rice sold.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------

Note 2 - Gain on Sale of Partial Interest in Subsidiary (continued)

In accordance with EITF 90-13, Comet's net assets were revalued in ERLY's consolidated financial statements to the extent that Comet was acquired by the minority shareholders of ARI. This resulted in an $11.6 million increase in the carrying value of Comet assets. This increase was attributed to Comet's Maxwell, California facility, now owned by ARI and is being depreciated over 30 years (buildings and improvements) and 15 years (machinery and equipment).


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

The results of ERLY's juice business have been reported separately as discontinued operations in the consolidated statements of operations. Summarized results of ERLY Juice for the three and nine months ended December 31, 1993 were as follows:

                                                                     Three months                        Nine Months
                                                                         ended                               ended
                                                                   December 31, 1993                   December 31, 1993
                                                                -----------------------           -----------------------
Net sales                                                              $5,025,000                         $31,275,000
Costs and expenses                                                     (6,229,000)                        (34,603,000)
Interest expense                                                         (434,000)                         (1,776,000)
                                                                    -------------                        ------------

Loss from discontinued
  operations                                                          ($1,638,000)                        ($5,104,000)
                                                                     ============                        ============

Loss on disposal of
  discontinued operations                                             ($  872,000)                        ($3,562,000)
                                                                     ============                        ============


At December 31, 1994, ERLY's remaining juice business assets of $466,000 are included in prepaid expenses and other current assets in the consolidated balance sheet. In addition, the December 31, 1994 consolidated balance sheet includes liabilities of the juice business as follows:


Current liabilities:
  Accounts payable                                              $4,050,000
  Other current liabilities                                        787,000
  Current portion of long-term debt                                245,000
                                                              ------------
                                                                 5,082,000
Long-term debt:
  Notes payable to ING Capital                                   8,578,000
                                                              ------------
                                                               $13,660,000
                                                               ===========

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------

Note 4 - Extraordinary Items

The Company had the following extraordinary items for the three and nine months ended December 31, 1993:

                                                                     Three months                        Nine Months
                                                                         ended                               ended
                                                                   December 31, 1993                   December 31, 1993
                                                               -----------------------          -------------------------
Gain on debt related to State of
  Michigan Retirement System                                             $897,000                         $   897,000

Gain on extinguishment of
  debt related to ERLY Juice                                                                                5,625,000

Gain on extinguishment of
  debt related to ARI                                                                                      10,270,000
                                                                      -----------                         -----------
                                                                         $897,000                         $16,792,000
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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------

Note 5 - Minority Interest (continued)

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

In the situation where ownership of a subsidiary is represented entirely by common stock, the minority interest in the earnings or losses of the subsidiary is the percentage ownership by the minority interest in the common stock. However, in the case where ownership of a subsidiary involves complex securities like convertible preferred stocks in addition to common stocks, specific rules under generally accepted accounting principles (APB Opinion
No. 18, "The Equity Method of Accounting for Investments in Common Stock") require that earnings or losses of the subsidiary be allocated between the parent and the minority interest in accordance with the underlying terms of the various securities, rather than an allocation based on voting ownership of the subsidiary. No conversion is assumed in the case of convertible preferred stocks for purposes of this calculation, even though conversion may occur at any time at the option of the holder.

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest.

The Series B and Series C Preferred Stock dividends are allocated to ERLY and to the Minority Interest, respectively, even if this allocation results in a loss being attributed to the common stock as these preferred stock dividends are based on the underlying terms of the securities. Similarly, these dividends are allocated even if not declared as the dividends are cumulative. However, dividends are allocated only if determined to be ultimately recoverable. As of December 31, 1994, the Preferred B dividends accumulated but not declared are $8.2 million and the Preferred C dividends accumulated but not declared are $1,187,500. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%).

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------

Note 6 - Assets Held for Sale - Long-term

The consolidated balance sheets include assets held for sale classified as long-term of $21 million at December 31, 1994. This includes ARI property held for sale in Houston, Texas ($19 million) and the remaining net assets of the Company's discontinued winery operations ($2 million) which management intends to dispose of in an orderly manner.


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

As a result of the discontinuation of the juice operations, there still remains approximately $8.5 million principal (plus accrued interest) of ERLY Juice's obligation to ING Capital which the Company guaranteed. Under the terms of the guarantee, ERLY was required to paydown the remaining debt within one year (by December 21, 1994) or ING Capital could declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. In February 1995, the Company completed an agreement with ING Capital which extended the due date to April 1996 in order to complete the sale of assets or a refinancing in order to paydown the remaining obligations.

The Company's 12-1/2% Subordinated Sinking Fund Debentures issued in 1978 (the "Old Debentures") matured on December 1, 1993. At that time, there was a remaining principal balance of $8,880,000. The Company offered to exchange the Old Debentures for $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures"). As of December 31, 1994, the Company has exchanged all but approximately $255,000 of the Old Debentures for New Debentures. The Company is exploring ways to deal with those debentureholders who have not agreed to the exchange and believes that it can refinance the remaining amount.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------------


For the three and nine months ended December 31, 1994 and 1993

Results of Operations - Three months ended December 31, 1994 and 1993

For the quarter ended December 31, 1994, the Company reported net income of $2.4 million on sales of $126.4 million, as compared to a net loss of $943,000 on sales of $99.6 million for the third quarter of the prior fiscal year. Sales for the third quarter of fiscal 1995 were up $26.8 million from the third quarter of last fiscal year due to a $17.3 million increase in sales by ARI and a $9.5 million increase in sales by Chemonics Industries.

Gross profit for the quarter ended December 31, 1994 was $16.6 million, an increase of $4.8 million from the quarter ended December 31, 1993, reflecting a $3.7 million increase in gross profit by Chemonics and a $1.1 million increase by ARI.

Because ERLY holds both common and preferred stock in ARI, ERLY's share of ARI's net income or loss consists of ERLY's proportionate share (32%) of ARI's earnings (loss) applicable to common stock, plus dividends earned on ARI Series B Preferred Stock. ERLY's share of ARI's common stock earnings (loss) was ($269,000) and ($225,000) for the quarters ended December 31, 1994 and 1993, respectively. ERLY also earned Series B Preferred dividends of $1,295,000 and $1,295,000 for the quarters ended December 31, 1994 and 1993, respectively.

Results for the third quarter of the prior fiscal year included extraordinary income of $897,000 on the discount of debt and a loss of $2.5 million on the Company's juice business which was discontinued in December 1993.


Rice Operations

Sales for the quarter ended December 31, 1994 of $106.3 million increased $17.3 million from the prior year due to $21.4 million in export sales increases partially offset by $4.1 million in domestic sales decreases.

Export sales increased due to generally higher volume, partially offset by lower average sales prices. Total export sales volume increased 2.4 million equivalent rough rice hundredweight ("cwt.") as improvements were experienced in most of ARI's major market areas. Domestic sales decreases were primarily due to lower prices in Grocery and Food Service markets. Volume remained about the same as the prior year.

Gross profit was 9% and 10% of sales for the three months ended December 31, 1994 and December 31, 1993, respectively. Gross profit increased by $1.1 million as a result of higher gross profit on export sales, partially offset by lower gross profit on domestic sales. Improvements in gross profits on export sales were seen in most markets and on export sales from both Southern U.S. facilities and California. Gross profit on Caribbean sales was about the same as the prior year.

Selling, general and administrative expense of $6.1 million increased $1.1 million due primarily to higher advertising and promotional expenses for domestic markets and higher administrative expense.

Interest expense of $3.3 million increased $564,000 due to higher average interest rates as a result of the increase in the prime interest rate over last year, partially offset by lower average borrowings. Interest expense in both periods include legal and other expenses directly associated with the debt.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------

Chemonics Industries

For the quarter ended December 31, 1994, the Company's subsidiary, Chemonics Industries, had revenues of $20.0 million, compared to $10.5 million last year, an increase of $9.5 million. This increase is due primarily to Chemonics' international consulting subsidiary which continues to expand with sales for the quarter of $18.6 million compared to $10.0 million last year, an increase of $8.6 million (86%). Chemonics' Fire-Trol division had sales of $1.4 million for the quarter compared to $500,000 last year, reflecting higher than normal fire activity late in the forest fire season.

Chemonics' gross profit was $6.7 million (33% of sales) for the quarter compared to gross profit of $2.9 million (28% of sales) for the third quarter of last year.


General

Consolidated interest expense totalled $3.9 million for the quarter ended December 31, 1994, compared with $3.2 million for the same quarter of last year. This increase reflects higher average interest rates as a result of the increase in the prime interest rate over last year, partially offset by lower average borrowings by ARI. The prime rate averaged 8.13% for the quarter ended December 31, 1994 compared to 6.0% for the comparable quarter last year. Other expense for the quarter includes a $1.0 million reserve for impairment relating to the Company's remaining assets of its wine operations included in assets held for sale.


Discontinued Operations

In December 1993, the Company discontinued its operations in the juice business (See Note 3). For the quarter ended December 31, 1993, the Company reported a loss from discontinued operations of $2.5 million.


Results of Operations - Nine months ended December 31,  1994 and 1993

For the nine months ended December 31, 1994, the Company reported net income of $7.8 million on sales of $359.5 million, as compared to net income of $15.9 million on sales of $235.3 million for the comparable period of the prior fiscal year. Sales for fiscal 1995 were up $124 million from fiscal 1994 due to a $94 million increase in sales by ARI and a $30 million increase in sales by Chemonics Industries.

Gross profit for the nine months ended December 31, 1994 was $50.3 million, an increase of $18.5 million from the nine months ended December 31, 1993 as a result of an $8.4 million increase at ARI and a $10.1 million increase at Chemonics.

Because ERLY holds both common and preferred stock in ARI, ERLY's share of ARI's net income or loss consists of ERLY's proportionate share (32%) of ARI's earnings (loss) applicable to common stock, plus dividends earned on ARI Series B Preferred Stock. ERLY's share of ARI's common stock earnings (loss) was ($468,000) and $2.5 million for the nine months ended December 31, 1994 and 1993, respectively. ERLY also earned Series B Preferred dividends of $3.9 million and $3.0 million for the nine months ended December 31, 1994 and 1993, respectively.

The Company reported income on continuing operations of $12.4 million for the first nine months of the prior fiscal year, including an $11.8 million gain on the sale of a partial interest in Comet Rice, Inc. in conjunction with the May 1993 combination of Comet Rice and ARI (See Note 2). The results for the nine months ended December 31, 1993, also included: (1) extraordinary income of $6.6 million (net of minority interest) which represents debt discounts by ARI's former lenders recorded in conjunction with the refinancing of Comet and ARI, (2) extraordinary income of $5.6 million relating to debt discounts by a trade creditor of ERLY Juice, and (3) an $8.7 million loss from discontinued operations relating to the Company's juice business which was discontinued in December 1993.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------

Prior to the combination discussed in Note 1, ERLY owned 48% of the voting rights of American Rice, Inc. and accounted for its investment using the equity method of accounting. ERLY therefore recorded its interest in ARI's results as investment income in the consolidated statements of operations. Results for the first nine months of last year include investment income of $426,000 from ERLY's interest in ARI's net income for April and May of 1993.

Subsequent to the Transaction, ARI's results of operations are consolidated with ERLY's and are not reflected as investment income, but are now accounted for as discussed in Note 5 - Minority Interest.


Rice Operations

Sales for 1994 of $290.4 million increased $94.2 million from the prior year due to $81.3 million in export sales increases and $12.9 million in domestic sales increases. As a result of the Transaction, nine months of ARI sales are included in 1994 versus seven months in the corresponding period in 1993. The estimated increase in sales as a result of the Transaction was approximately $33 million including $7 million in domestic markets and $26 million in export markets.

Export sales increased primarily due to higher volume. Average prices were about the same as the prior year. Total export sales volume increased approximately 8 million equivalent rough rice cwt. due primarily to increases in sales from ARI's California facility as a result of exports to Japan and
3.2 million cwt. in increases as a result of the Transaction.

Domestic sales increased as a result of the Transaction and higher average prices. Average domestic milled rice sales prices increased 21% due primarily to the higher value-added retail sales from the ARI customer base.

Gross profit was 10% and 11% of sales for the nine months ended December 31, 1994 and December 31, 1993, respectively, increasing $8.4 million, due primarily to export sales to Japan from ARI's California facility and an increase in sales as a result of the Transaction, partially offset by decreases in gross profit on sales from ARI's Southern facilities.

Selling, general and administrative expense of $17.0 million increased $4.2 million due primarily to advertising and selling expenses associated with the higher value-added sales from the ARI customer base.

Interest expense of $9.2 million increased $2.4 million due to higher average borrowings and higher average rates as a result of the increased prime interest rate over last year. Interest expense in both periods include legal and other expenses directly associated with the debt.


Chemonics Industries

For the nine months ended December 31, 1994, the Company's subsidiary, Chemonics Industries, had revenues of $69.2 million, compared to $39.1 million last year, an increase of 77%. Chemonics' Fire-Trol division reported a sales increase of $14.6 million (181%) over last year due to the significant forest fire activity experienced in the United States and Canada in the summer of 1994. Chemonics' international consulting subsidiary had sales of $46.4 million for the nine months compared to $31.0 million last year, an increase of $15.4 million (50%).

Chemonics' gross profit was $20 million (29% of sales) for the nine months ended December 31, 1994 compared to gross profit of $9.9 million (25% of sales) for the comparable period of last year.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------

General

Consolidated interest expense totalled $11.7 million for the nine months ended December 31, 1994, compared with $8.7 million for the same period last year. This increase reflects the increase in consolidated debt due to the combination of Comet Rice and American Rice in May 1993, the higher borrowings by ARI this year to support the increased sales and the increase in the prime interest rate over last year. The prime rate averaged 7.5% for the nine months ended December 31, 1994 compared to 6.0% last year. Other expense for the nine months includes a $1.0 million reserve for impairment relating to the Company's remaining assets of its wine operations included in assets held for sale.


Discontinued Operations

In December 1993, the Company discontinued its operations in the juice business (See Note 3). For the nine months ended December 31, 1993, the Company reported a loss from discontinued operations of $8.7 million.


Liquidity and Capital Resources

At December 31, 1994, consolidated working capital was $16.4 million, an improvement of $14.9 million from March 31, 1994 as a result of the positive operating results for the nine months and the extension of the due date of $8.5 million of bank debt related to ERLY Juice to April 1996.

Stockholders' equity was $16.2 million at December 31, 1994, compared to $8.4 million at March 31, 1994, an improvement of $7.8 million as a result of the net income for the nine months.

As a result of the discontinuation of the juice operations, there still remains approximately $8.5 million principal (plus accrued interest) of ERLY Juice's obligation to ING Capital which the Company guaranteed. Under the terms of the guarantee, ERLY was required to paydown the remaining debt within one year
(by December 21, 1994) or ING Capital could declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. In February 1995, the Company completed an agreement with ING Capital which extended the due date to April 1996 in order to complete the sale of assets or a refinancing in order to paydown the remaining obligations.

The Company's 12-1/2% Subordinated Sinking Fund Debentures issued in 1978 (the "Old Debentures") matured on December 1, 1993. At that time, there was a remaining principal balance of $8,880,000. The Company offered to exchange the Old Debentures for $8,880,000 12-1/2% Subordinated Sinking Fund Debentures due 2002 (the "New Debentures"). As of December 31, 1994, the Company has exchanged all but approximately $255,000 of the Old Debentures for New Debentures. The Company is exploring ways to deal with those debentureholders who have not agreed to the exchange and believes that it can refinance the remaining amount.


Part II - Other Information
- ------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        (11.1) Calculation of Primary Income (Loss) Per Share

        (11.2) Calculation of Fully Diluted Income (Loss) Per Share

        (27)   Financial Data Schedule

(b)     No reports on Form 8-K were filed during the quarter ended
        December 31, 1994.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------


                                  SIGNATURES
                              ----------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ERLY INDUSTRIES INC.




Date:    February 21, 1995                   By /s/ Thomas A. Whitlock
                                                -------------------------------
                                                Thomas A. Whitlock
                                                Vice President and
                                                Corporate Controller

                                                  EXHIBIT 11.1
                                      ERLY INDUSTRIES INC. AND SUBSIDIARIES
                                 CALCULATION OF PRIMARY INCOME (LOSS) PER SHARE
                                      (In thousands except per share data)


                                                              Three months ended                      Nine months ended
                                                                  December 31,                           December 31,
                                                           -------------------------             --------------------------
                                                            1994              1993                 1994              1993
                                                         ---------         ---------            ---------         ---------
                                                                  (Unaudited)                            (Unaudited)
Income from
  continuing operations                                    $1,989           $   379               $7,359           $12,426
Loss on discontinued
  operations                                                                 (2,510)                                (8,666)
Income from extraordinary
  items                                                                         897                                 16,792
Minority interest                                             382               291                  431            (4,661)
                                                          -------          --------              -------          --------

  Net income (loss)                                        $2,371          ($   943)              $7,790           $15,891
                                                           ======           =======               ======           =======

Average number of shares of
  common stock and common
  stock equivalents outstanding:
    Average number of shares of
    common stock outstanding                                3,696             3,563                3,682             3,511

    Common stock equivalents:
      Dilutive effect of stock
        options and warrants
        based on application of
        treasury stock method                                 590              (a)                   590                69
                                                           ------            ------               ------            ------
    Total                                                   4,286             3,563                4,272             3,580
                                                           ======            ======               ======            ======

Primary income (loss)
  per common share:
  Income from
    continuing operations                                    $.55              $.19                $1.82             $3.20*
  Loss on discontinued
    operations                                                                 (.70)                                 (2.42)
  Income from extraordinary
    items                                                                       .25                                   3.66*
                                                           ------           -------              -------           -------
  Primary income (loss)
    per common share                                         $.55             ($.26)               $1.82             $4.44
                                                            =====            ======               ======            ======

 * Net of applicable minority interest ($1.0 million relating to continuing operations and $3.7 million relating to extraordinary item).

(a) A net loss was reported. Therefore, exercise of stock options and warrants is not assumed as the computation would be anti-dilutive.

                                               EXHIBIT 11.2
                                   ERLY INDUSTRIES INC. AND SUBSIDIARIES
                          CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                                   (In thousands except per share data)

                                                              Three months ended                      Nine months ended
                                                                  December 31,                           December 31,
                                                           -------------------------              ------------------------
                                                            1994              1993                 1994              1993
                                                         ---------         ---------            ---------         ---------
                                                                  (Unaudited)                            (Unaudited)
Income from
  continuing operations                                    $1,989           $   379               $7,359           $12,426
Interest adjustment -
  convertible note payable                                     25              (a)                    71                60
                                                          -------           -------              -------           -------
Income from continuing
  operations, as adjusted                                   2,014               379                7,430            12,486
Loss on discontinued
  operations                                                                 (2,510)                                (8,666)
Income from extraordinary
  items                                                                         897                                 16,792
Minority interest                                             382               291                  431            (4,661)
                                                          -------           -------              -------           -------

  Net income (loss), as adjusted                           $2,396          ($   943)              $7,861           $15,951
                                                          =======           =======               ======           =======

Average number of shares of
  common stock and common
  stock equivalents outstanding                             4,286             3,563                4,272             3,580
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable                                267              (a)                   267               267
                                                          -------           -------              -------           -------
      Total                                                 4,553             3,563                4,539             3,847
                                                          =======           =======              =======           =======

Fully diluted income (loss)
  per common share:
  Income from
    continuing operations                                    $.53           $   .19                $1.73           $  2.99*
  Loss on discontinued
    operations                                                                 (.70)                                 (2.25)
  Income from extraordinary
    items                                                                       .25                                   3.40*
                                                          -------           -------             --------           -------
  Fully diluted income (loss)
    per common share                                         $.53          ($   .26)               $1.73           $  4.14
                                                          =======           =======             ========           =======


 * Net of applicable minority interest ($1.0 million relating to continuing operations and $3.7 million relating to extraordinary item).

(a) A net loss was reported. Therefore, exercise of stock options, warrants and convertible note is not assumed as the computation would be anti-dilutive.