Form 10-K
period 1995-03-31
ERLY INDUSTRIES INC
filed 1995-06-29
CIK 30966

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

FOR THE FISCAL YEAR ENDED MARCH 31, 1995           COMMISSION FILE NUMBER 1-7894

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

                             ---------------------

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

         As of June 15, 1995, there were 3,718,272 common shares outstanding (including redeemable common stock), and the aggregate market value of the common shares of ERLY Industries Inc. (based upon the closing price for these shares on the NASDAQ National Market) held by non-affiliates was approximately $22.5 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1995 Proxy Statement to Shareholders are incorporated by reference in Part III.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                        -------------------------------

                              ERLY INDUSTRIES INC.
                            FORM 10-K ANNUAL REPORT
                       FOR THE YEAR ENDED MARCH 31, 1995
                               TABLE OF CONTENTS


Part I
- ------
  Item 1:         Business                                  See pages 2-11

  Item 2:         Properties                                See pages 12-13

  Item 3:         Legal Proceedings                         See page 13 and "Commitments and
                                                            Contingencies" on page 44

  Item 4:         Submission of Matters                     See page 13
                  to a Vote of Security
                  Holders

Part II
- -------
  Item 5:         Market for the Company's                  See page 14 and "Quarterly Results
                  Common Stock and Related                  of Operations" on pages 48-49
                  Stockholder Matters

  Item 6:         Selected Financial Data                   See pages 20-21

  Item 7:         Management's Discussion                   See pages 22-26
                  and Analysis of Financial
                  Condition and Results of
                  Operations

  Item 8:         Consolidated Financial                    See pages 27-50
                  Statements

  Item 9:         Changes in and                            See page 14
                  Disagreements with
                  Accountants on Accounting
                  and Financial Disclosure

Part III
- --------
  Item 10:        Directors and Executive                   See pages 15-16
                  Officers of the Company

  Item 11:        Executive Compensation                    See Proxy Statement

  Item 12:        Security Ownership of                     See Proxy Statement
                  Certain Beneficial Owners
                  and Management

  Item 13:        Certain Relationships                     See Proxy Statement
                  and Related Transactions

Part IV
- -------
  Item 14:        Exhibits, Financial                       See pages 18-54
                  Statement Schedules and
                  Reports on Form 8-K


ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS

ERLY Industries Inc. (the "Company" or "ERLY") was incorporated in California on March 30, 1964. The Company entered the rice business in 1970 with the acquisition of Comet Rice Mills, Inc. ERLY expanded its rice operations in 1979 with the acquisition of United Rice Growers and Millers and again in 1988 with the purchase of 48% of American Rice, Inc. ("ARI"). In May 1993, ERLY acquired an additional 33% voting interest in ARI and consolidated the rice operations into a single operating company (the "Acquisition").

ARI is an international rice company currently involved in all phases of rice processing, rice packaging and rice marketing. ARI markets white rice, instant rice, parboiled rice, brown rice and rice mixes under proprietary, trademarked names and is a leading marketer of U.S. rice in many of the world's major importing countries.

The Company entered the forest fire retardant business in 1968 with the acquisition of Arizona Agrochemical Corporation. That company was primarily engaged in a fertilizer and pesticides business which was later sold. The forest fire retardant business and an agricultural consulting and advisory service business were retained and transferred to a newly incorporated company, Chemonics Industries, Inc. ("Chemonics" or "Fire-Trol"). The consulting business was expanded considerably in 1975 with the opening of an office in Washington, D.C. With continually expanding consulting revenues and operations, that business was separately incorporated in November 1994 as Chemonics International, Inc. ("International" or "Consulting"), a wholly-owned subsidiary of Chemonics Industries, Inc.

The Company's principal executive offices are located at 10990 Wilshire Boulevard, Suite 1800, Los Angeles, California 90024, (213) 879-1480. ARI's executive offices are located at 16825 Northchase Drive, Suite 1600, Houston, Texas 77060, (713) 873-8800. Chemonic's executive offices are located at 734
E. Southern Pacific Drive, Phoenix, Arizona 85034. International's executive offices are located at 2000 "M" Street, Washington, D.C. 20036.


AMERICAN RICE, INC.

BACKGROUND

The Company's rice business dates back to 1901 when the predecessor company to Comet Rice, Inc. ("Comet") was formed in Beaumont, Texas. In 1952, the predecessor company to Comet merged with Wonder Rice Mills, Inc. of Stuttgart, Arkansas and Adolphus Rice Mills, Inc. of Houston, Texas. Comet was purchased by ERLY in 1970. In 1979, Comet acquired United Rice Growers and Millers which owned a facility in Maxwell, California which remains ARI's primary milling facility in the California rice producing region.

In 1986, Comet and American Rice, Inc., a Texas agricultural cooperative marketing association formed in 1969 comprised primarily of rice growers (the "ARI Cooperative"), formed a joint venture known as Comet American Marketing ("CAM") for the purpose of conducting joint domestic marketing operations. In connection with the formation of CAM, both companies contributed virtually all of their domestic brands to CAM and Comet transferred certain processing and packaging equipment, packaging supplies and production responsibilities to the ARI Cooperative. ARI was incorporated in 1987 by the ARI Cooperative and in 1988, the ARI Cooperative contributed all of its assets to ARI in exchange for 52% of ARI's voting capital stock, which the ARI Cooperative distributed to its members. Comet obtained the remaining 48% of ARI's voting capital stock in exchange for contributing cash and Comet's 50% interest in CAM. On May 26, 1993, ERLY consolidated its ownership interests in ARI and Comet through the Acquisition, pursuant to which ERLY transferred all of the operating assets and liabilities of Comet to ARI in exchange for shares of voting preferred stock that gave ERLY an additional 33% of the voting power of ARI. As a result of the Acquisition, ERLY holds 81% of the voting power of ARI, comprised of a 32% direct common stock equity interest and an additional 49% voting preferred stock interest.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

As a result of the Acquisition, ARI diversified the market for its products, expanded its share of both the domestic and export rice markets, increased its sources of supply of rough rice and reduced its operating costs. The Acquisition reduced manufacturing and distribution costs and increased gross margins by allowing ARI to process and package products closer to the ultimate customer and thereby utilize total capacity more efficiently. The Acquisition also enabled ARI to better utilize its milling facilities due to increased availability of bank credit lines and working capital, which in turn allowed ARI to purchase additional raw product from a larger growing area and to sell to additional export markets. Management believes the Acquisition has significantly improved ARI's ability to manage short-term fluctuations in the cost of rough rice by expanding and further diversifying its markets for milled rice. Management also believes the Acquisition will continue to favorably impact future operating results as additional synergies from the Acquisition are fully realized.

COMPANY OVERVIEW

ARI is the largest U.S.-based and one of the world's leading processors and marketers of branded rice products, with leading brand positions in many U.S. markets as well as Saudi Arabia, Haiti, Puerto Rico and certain other rice consuming markets. ARI annually markets approximately 15% of the total U.S. rice crop and is the only marketer of rice in the world with significant sources of rough rice and milling facilities in the two major rice producing regions of the United States as well as certain strategic locations overseas. This allows ARI to moderate the impact of regional trade imbalances caused by climate and geopolitical factors on operating performance. ARI is able to maximize its margins by purchasing rice grown domestically and abroad to take advantage of regional cost and supply availabilities.

Historically, approximately 70% of ARI's gross profit has been attributable to its sales of branded rice, which typically commands a higher price and profit margin than commodity rice and is less susceptible to decreases in sales volume due to increases in consumer prices. With leading brand names that sustain the number one or two positions in many of the major rice consuming markets domestically, ARI typically is able to achieve high margins in these branded markets. ARI markets white rice, instant rice, parboiled rice, brown rice and rice mixes under proprietary, trademarked brand names such as Blue Ribbon(R), Comet(R), Adolphus(R), AA(R), Cinta Azul(R), Wonder(R), Colusa Rose(R) and Chopstick(R). ARI is a leading marketer of U.S. rice in many of the world's major rice importing countries, including Saudi Arabia, Haiti and Turkey. In Saudi Arabia, the third largest import rice market in the world, the Chopstick(R) brand, known locally as Abu Bint(R), has been the number one brand of U.S. grown rice sold in that country since 1979, and has consistently represented over two-thirds of the U.S. grown rice sold in that country. ARI's leading brand names and broad product lines have facilitated its penetration of new markets and introduction of new products in existing markets.

ARI recently entered into the ARI-Vinafood joint venture with a company owned by the Socialist Republic of Vietnam to process and market Vietnamese grown rice. ARI's 55% ownership in ARI-Vinafood enables it to participate in the world market for Asian origin rice, the largest market segment in the world rice market. Management believes that this new product source will enable it to increase its market share in certain key regions as well as provide a competitive product under its existing brand names to major rice consuming markets in Asia and South America.

INDUSTRY OVERVIEW

Rice is the primary staple food consumed in most countries and is the cereal grain with the highest level of human consumption in the world, comprising approximately 40% of world cereal grain consumption. Primarily as a result of population increases, world rice consumption has increased approximately 125% during the last 30 years to approximately 350 million metric tons in 1994. Domestic consumption of rice has more than doubled since 1984 and currently exceeds 3.3 million metric tons annually. The increase in U.S. rice consumption is primarily due to the substantial population growth of certain ethnic groups and, to a lesser degree, increased awareness by the general population of the impact of diet on health. Measured on a per capita basis, average consumption of rice is estimated at 140 pounds per person on a worldwide basis, with most Asian countries having per capita annual consumption in excess of 200 pounds and the United States having one of the lowest at 23 pounds.

International Trade. While over 95% of the rice grown worldwide is consumed in the country in which it is grown, international trade in rice has expanded steadily over the last decade from approximately 11 million metric tons in 1984 to nearly 16 million metric tons in 1994, representing an increase of over 45%, and it is anticipated that such trade will expand to nearly 17 million metric tons for the year ending 1995. The demand for rice over time has increased proportionately with population increases, coupled with expansion in per capita consumption, and has exceeded agricultural productive capacity in some

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

countries. In addition, due to the economic collapse of the former Soviet bloc nations, certain foreign government agricultural support programs have been reduced. This has reduced supply and increased international trade demand.

The world's major rice producing countries include China, India, Indonesia, Bangladesh, Thailand, Vietnam and the United States, with China and India accounting for over 50% of world rice production. Thailand is the largest exporter of rice in the world, exporting approximately 32% of total world rice exports, followed by the United States and Vietnam, whose exports account for 18% and 14%, respectively, of the world rice trade.

Historically, the largest rice importing nations have included Brazil, Iran and Saudi Arabia with each nation importing in excess of 750,000 metric tons annually. Recently, imports have begun to increase to the former Soviet bloc nations due to reduced production levels in those countries. In addition, due to the effects of adverse weather conditions in Japan in 1993, Japan was the world's largest importer of rice, with imports estimated at 2.4 million metric tons.

Rice produced in the United States is generally high quality and sells at premium prices relative to Asian rice. Based on statistics compiled by the U.S.D.A., exports of milled rice produced in the United States have sustained consistent growth over the last 20 years, growing from an average of 1.8 million metric tons per year in the years from 1972 to 1974 to an average of
2.6 million metric tons per year in the years from 1993 to 1994. The U.S.D.A. forecasts that the United States will export 2.7 million metric tons of rice in 1995.

In the future, international trade is expected to be impacted favorably by the effects of the General Agreement on Tariff and Trade ("GATT"). The latest round of amendments to GATT were approved on December 15, 1993 by the majority of developed nations in the world, including the United States, the European Union and Japan. Most signatory countries began implementation of their GATT commitments on January 1, 1995, which required, with some exceptions, the elimination of all import bans, and the reduction of all import tariffs. In the case of Japan and South Korea, which were not required to eliminate rice import bans, highly beneficial quotas were established through bilateral negotiations. Japan has committed to import 379,000 metric tons of rice in 1995, increasing each year to 758,000 metric tons by 2000. Commencing in the summer of 1995, South Korea's quota is 51,000 metric tons, which they have agreed to double by 1999 and double again by 2004. In general, reductions on tariffs will make imports more attractive to foreign buyers and consumers and more competitive with domestic products. Under GATT, developed countries are committed to reduce tariffs by an average of 36% over 6 years, with a minimum of a 15% reduction on any individual item. Developing nations will reduce tariffs 24% over 10 years and must meet a minimum 10% per item reduction. Management believes that the net effect of GATT will be to stimulate additional rice production on additional acreage in the United States and will increase the amount of rice traded globally.

Domestic Trade. U.S. consumption of rice has more than doubled since 1984 and currently exceeds 3.3 million metric tons per year. U.S. per capita consumption of rice has more than doubled since 1978 primarily due to increases in the population of high rice-consuming Hispanic and Asian ethnic groups which are projected by the U.S. Census Bureau to account for 23% of the U.S. population by 2020. To a lesser extent, the growth in average per capita consumption of rice has also been caused by increased awareness of the impact of diet on health.

During the past three years, approximately 50% to 60% of rice produced in the United States has been consumed domestically.

Rice Production. Over two-thirds of total U.S. rice production is the long grain variety, which is produced almost entirely within Arkansas, Louisiana, Mississippi, Texas and Missouri and is marketed worldwide. Medium grain rice, which is grown in several rice producing states but is the dominant variety grown in California, accounts for effectively all of the remaining one-third of all rice grown in the United States. California medium grain, generically known as Calrose, is preferred within certain segments of the global market, including Japan, Korea, Turkey, Jordan and Lebanon. The difference between these rice varieties is primarily reflected in the size and shape of the kernel as well as amylose or starch content.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

BRANDS AND MARKETS

ARI is one of the largest competitors in the global market for rice. In 1994, ARI marketed over 4% of all rice traded worldwide and approximately 12% of all rice marketed and consumed within the United States. ARI competes in all major rice importing regions in the world including the Caribbean, Latin America, Middle East and Asia as well as in domestic regions, which ARI defines as the United States, Canada and the Bahamas. Historically, ARI's domestic and export branded rice has accounted for approximately 70% of its gross profits.

In fiscal 1995, ARI marketed rice in 44 foreign countries with no foreign country accounting for more than 14% of net sales. ARI plans to continue to expand into new markets and increase its share in certain of its existing markets. The following table summarizes the regional concentrations of net sales of ARI during the past three years (in thousands):

                                                                       YEARS ENDED MARCH 31,
                                                           ---------------------------------------------
                                                             1995               1994              1993
                                                           --------           --------          --------
United States and Canada                                  $ 129,271          $ 102,624          $ 77,199

Export sales:
  Middle East                                                91,449             89,782            46,209
  Caribbean, Mexico and South America                        84,806             38,935            32,744
  Asia                                                       49,963             42,838               670
  Europe                                                     13,632              6,260            10,593
  Africa                                                      3,864              4,012             2,114
  Other                                                          65                 13                88
                                                           --------           --------          --------
Total export sales                                          243,779            181,840            92,418
                                                           --------           --------          --------

  Total sales                                             $ 373,050          $ 284,464          $169,617
                                                           ========           ========           =======

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion concerning export sales for ARI.

ARI's sales to foreign customers are priced in U.S. dollars and payable, with the exception of a few long standing well established accounts that are not material, by documentary letters of credit that are confirmed by major banks before shipments are effected. Consequently, ARI's exposure to foreign currency fluctuations are not material.

United States and Canada. ARI's domestic sales consist of branded rice products sold to retail outlets, primarily grocery stores, branded bulk sales to ethnic wholesale and retail outlets and sales to other industrial users and major food processors. The United States and Canada together provided 35% and 29% of net sales and gross profits, respectively, in fiscal 1995. ARI has targeted its domestic marketing programs to achieve regional brand prominence with such efforts primarily being focused on the top 15 rice consumption markets. These markets, located principally in New York, California, Texas and Florida account for over 50% of the rice consumed in the United States. This focused strategy allows ARI to maximize sales and achieve prominence as a branded supplier while minimizing selling, general and administrative expenses.

ARI is the second largest seller by tonnage of retail branded long grain white rice products in the United States with a market share of approximately 16%. Domestic long grain white rice is the largest retail market category of rice, representing approximately 35% of all retail rice sales, and is the fastest growing major segment of the U.S. rice market, having grown 4% in 1994.

ARI's long grain rice brands have attained the number one or number two market share in many of the regions in which they compete including Comet(R) in North Carolina, Blue Ribbon(R) in South Carolina, Adolphus(R) in Texas, Comet(R) in California, Texas and the Southeast and AA(R) in California.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

Certain ethnic groups represent some of the fastest growing segments of the rice business in the United States. Management believes that ARI's AA(R) is the leading brand of long grain rice among Asian-Americans and dominates sales in the western region of the United States and certain other regions having large Asian-American populations. Other ARI brands have strong consumer acceptance with Hispanic-Americans in the Southwest. ARI's D'Aqui(TM) and Cinta Azul(R) brands represent approximately 15% of the Puerto Rican retail rice market. Puerto Rico consumes approximately 6% of the retail rice sold in the United States and its territories and has a per capita consumption that is more than four times the United States average.

In addition to its own branded retail products, ARI supplies long grain white and parboiled rice, instant rice, rice mixes, brown rice and other rice products to a full range of private label resellers including five of the top fifteen supermarket chains in the United States and Canada as well as other food retailers. ARI expanded its production capacity and marketing of rice flour, bran and instant rice products to customers in the bakery and specialty food industries in 1992. Management believes that the proportion of specialty product sales to total sales will increase due to increased awareness by food producers and consumers of the health benefits of rice.

Middle East. The Middle East accounted for 25% of both net sales and gross profits in fiscal 1995. Saudi Arabia has been the largest market for U.S. grown rice, annually importing an average of approximately 700,000 metric tons, and is currently the largest branded parboiled rice market in the world. ARI's Abu Bint(R) brand is considered to be one of the best recognized food products in Saudi Arabia and dominates all U.S. grown rice imports and has accounted for over 60% of all rice imported from the United States in each of the last 16 years. Overall, Abu Bint(R) is the number one U.S. brand with a market share of 16% of the total Saudi Arabian market.

Historically, the rice ARI sold in Saudi Arabia was processed and packed in the United States and shipped to Saudi Arabia. In October 1994, ARI entered into an agreement with Rice Milling and Trading, Ltd., Inc. ("RMT"), an operator of a receiving, processing, storage and bagging facility in Jeddah, Saudi Arabia, to receive bulk rice from ARI and pack Abu Bint(R) on a exclusive basis and under strict ARI quality supervision. By shipping rice in bulk to RMT, ARI will reduce vessel loading and freight costs. ARI believes that this service agreement with RMT will reduce costs and improve gross profit and market competitiveness, and will also provide even better customer service and product freshness. Market shipments under this agreement will begin in June 1995.

Rice products exported to Saudi Arabia by ARI are marketed to various wholesalers and retailers through a number of major distributors. No single customer accounts for more than 5% of ARI's total net sales and the loss of any one of these customers would not have a material adverse effect on ARI.

Historically, ARI has had significant sales in Turkey and Iran. Over the last 24 months, ARI's rice products accounted for 65% of Turkey's rice imports.

Caribbean, Mexico and South America. This region accounted for 23% and 10% of net sales and gross profit, respectively, in fiscal 1995. The Caribbean is one of the highest per capita rice consumption markets in the world. ARI sells branded products such as Comet(R), Blue Ribbon(R) and 4 Star(R) throughout this region, with substantial ARI-controlled or owned assets in Jamaica, Haiti and The Netherlands Antilles.

ARI is the largest processor and marketer of rice to Haiti, one of the seven largest importers of U.S. grown rice, with annual imports averaging in excess of 120,000 metric tons over the last five years.

Within Aruba, Bonaire and Curacao, ARI has a long-term exclusive supply, processing and marketing agreement with the Antillean Rice Mill, a local marketing company. ARI ships rice on a cost efficient bulk basis as compared to other more costly methods of shipment. The Antillean Rice Mill markets ARI's Blue Ribbon(R) and Comet(R) labels within this region and has sustained a total market share in excess of 75% in each of the last 10 years.

In Jamaica, ARI's subsidiary, Comet Rice of Jamaica Limited, is the second largest processor and one of the largest branded retail and food service marketers in the country.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

Asia. Asia accounted for 13% and 31% of net sales and gross profit, respectively, in fiscal 1995. Japan accounted for virtually all of ARI's sales to Asia in fiscal 1994 and fiscal 1995. For the twelve-month period ended August 1994, Japan imported 2.4 million metric tons of rice, including approximately 500,000 metric tons from the United States. ARI processed and milled approximately 62% of the tonnage from the United States. These rice imports, the first in 25 years by Japan, were necessary due to adverse weather conditions that materially reduced Japan's 1993 rice crop. Managment believes that the poor rice crop, combined with the fact that Japan's declining rice production had fallen short of annual Japanese rice consumption for seven of the last 10 harvests, had depleted Japan's rice stock-pile requiring significant rice imports. Although this was an unusual occurrence, as a participant in GATT, Japan is contractually obligated to import 379,000 metric tons of rice for the twelve-month period beginning April 1, 1995 increasing to 758,000 metric tons of rice annually by the year 2000. Management believes that the Japanese prefer California grown Calrose variety medium grain rice and that the United States has an excellent opportunity to obtain more than half of these projected Japanese imports. Because ARI has previously developed a reputation for high quality rice and superior service through its prior trade experience with Japanese importers, management believes it will have material involvement in these anticipated Japanese imports.

In July 1994, ARI formed ARI-Vinafood, a Vietnamese limited liability company on a joint venture basis with a company owned by the government of the Socialist Republic of Vietnam (the "Vietnam Partner") for the purpose of producing white and parboiled rice and related products at rice processing facilities in the Can Tho province of Vietnam. ARI owns 55% of ARI-Vinafood and will be paid a royalty of 3.5% on all export sales from Vietnam by ARI-Vinafood, which has contracted for export quotas to be issued by the Vietnamese government. The quotas will allow annual exports of up to 300,000 metric tons of white rice and 85,000 metric tons of parboiled rice. The term of ARI-Vinafood is 20 years and may be renewed by ARI for an additional 20 years, but ARI's participation in ARI-Vinafood is subject to a buy-out by the Vietnam Partner after the fifth year of operation. ARI-Vinafood began milling and processing operations in December 1994.

ARI's participation in ARI-Vinafood will allow ARI to participate in the world market for Asian origin rice. Asian rice varieties are preferred by many customers in different countries due to a unique taste which is attributed to different amylose or starch content. In addition, because of Asia's geographic proximity to such high rice consumption markets as China and Indonesia, ARI's participation in ARI-Vinafood will give it a freight cost advantage over any Western or European grown rice in those markets.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

COMMODITY SOURCING AND PRICING

ARI's market and source diversity enhances its ability to moderate the impact of regional trade imbalances caused by climate and geopolitical factors. ARI is the only marketer of rice in the world with growing sources and milling capacity in each of the major rice producing regions of the United States as well as overseas. As a result, ARI utilizes a variety of rice products grown in the United States and is able to take advantage of regional cost and supply availabilities. Each of ARI's milling facilities are strategically located to minimize shipping costs and maximize the convenience to the customer enabling ARI to capitalize on marketing opportunities as they develop around the world.

ARI buys rough rice from a variety of farm sources. A large portion of these rough rice purchases are made under pre-harvest agreement. Pre-harvest agreements generally provide for delivery of rough rice from specified acreage at a price per hundredweight determined by the terms of the agreements. Generally, the price per hundredweight is determined based on local market conditions occurring between the time of harvest and on or after delivery to the buyers. For crop year 1993, ARI had pre-harvest agreements to purchase approximately 5.0 million hundredweight of rough rice in the Southern rice states and approximately 3.6 million hundredweight from growers in California, which represented 37% and 58% of ARI purchases, respectively, for the crop year in each such region. ARI also obtains domestic rough rice through competitive bidding in all rice producing states, with California and the Southern rice states purchasing competitively approximately 13% and 43%, respectively, of ARI's total rough rice purchased in crop year 1993. No single supplier of rough rice provides more than 8% of ARI's rough rice purchases. In addition to purchasing domestic rough rice, ARI obtains milled rice from other U.S. and foreign rice suppliers on an as needed basis.

The Chicago Board of Trade maintains a futures and options market in rough rice. ARI from time to time buys and sells futures and options contracts as a means to manage a portion of its rough rice requirements. Gains or losses, if any, are recognized in the period that the market value of the futures contract changes. Rice futures transactions represent a volume of less than 2% of ARI's 1994 sales tonnage.

ARI sources rice from a variety of locations, including five of the six significant U.S. rice growing states (Texas, Louisiana, Mississippi, Arkansas and California).

Southern Facilities. ARI operates two rice processing facilities in the Southern rice growing region of the United States. ARI's rice processing facility located in Freeport, Texas (the "Freeport Facility") is a 20-acre integrated processing complex with an annual milling capacity of over 600,000 metric tons located directly on a deep water port in the Gulf of Mexico. The facility is the only rice facility in the United States capable of handling large ocean-going vessels directly at the facility. The facility has a parboiled processing plant and separate milling facilities for both white and parboiled rice. Unlike many rice processing facilities, the Freeport Facility adds water polishing and electro-optical sorting to ensure that ARI's exacting quality standards are consistently met. The facility also has a rice flour mill that markets and meets the stringent quality standards of baby food processors and Japanese food ingredient purchasers. ARI also processes instant rice for retail and industrial markets.

During fiscal 1994 and fiscal 1995, ARI invested approximately $1.5 million to upgrade the Freeport Facility. ARI installed state-of-the-art equipment which increased the production capacity of the mill by approximately 1.2 million hundredweight per year and also substantially reduced ARI's production cost per hundredweight.

ARI also operates a rice processing facility in Stuttgart, Arkansas (the "Stuttgart Facility") that has an annual rough rice milling capacity of over 200,000 metric tons. The Stuttgart Facility is conveniently located in the largest rice producing region in the United States and provides flexibility in scheduling rice shipments from the larger Freeport Facility by absorbing capacity overflow. The facility also generates drying and storage revenues and is a delivery point for rice sold on the Chicago Board of Trade.

California Facilities. ARI operates two rice processing facilities in Maxwell and Biggs, California and has one of the state's largest single rice drying operations. The Maxwell Facility is the largest capacity single rice mill operating in California. The Biggs, California facility (the "Biggs Facility"), which was leased by Comet in 1991, is an older milling facility which provides additional milling capacity to supplement ARI's domestic milling requirements. The combined capacity of the Maxwell Facility and the Biggs Facility exceeds the multi-mill capacities of ARI's largest California competitors.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

Other Facilities. ARI also operates packaging facilities in Kingston, Jamaica and Port-au-Prince, Haiti that receive bulk rice from ARI's Southern facilities and process and package the bulk rice into local retail branded rice products. ARI's Haitian facility is located on a self-contained deep water port 25 kilometers outside the capital city and principal market, Port-au-Prince. ARI recently formed BargeCaribe, Inc. to acquire an ocean-going barge to service the Caribbean area facilities primarily from the Freeport facility. The barge acquisition is scheduled to be completed on June 30, 1995. These facilities provide ARI with competitive advantages in loading, transportation and labor costs as well as in customer service and product freshness.

COMPETITION

Competition is based upon brand name recognition, quality, product availability, product innovation and price. On a global basis, management believes that ARI competes with approximately 14 entities that together trade or market over 50% of world trade in rice. These competitors are from the United States and other exporting countries such as Thailand, Pakistan and Vietnam. ARI's U.S. competitors in the domestic and export milled rice markets include Riviana Foods Inc., Riceland Foods, Inc., Producers Rice Mills, Inc., Continental Grain Company, Cargill Inc. and Farmers Rice Cooperative. There are other competitors in certain specialized marketing areas, such as Mars, Inc. (Uncle Ben's), Philip Morris Companies, Inc. (Minute) and the Quaker Oats Company (Rice-a-Roni) who typically have greater financial and other resources than ARI and may devote substantially greater resources to increase the amount of direct competition with ARI. Management estimates that no single competitor has more than 6.0% global market share while ARI's estimated share of the global market is 3.8%.

Within the United States, competition exists both for procuring and processing rough rice, and for marketing milled rice products. Competitors in the rice milling business include both private commercial mills, such as ARI, and mills operated by agricultural cooperatives. Management believes that ARI's principal competitors in milling are Riceland Foods, Inc., Farmers Rice Cooperative and Cargill Inc. with estimated shares of operating domestic milling capacity of 19%, 8% and 7%, respectively. ARI's share of estimated operating domestic milling capacity is 20%.

Domestic competitors of ARI in the marketing of retail branded milled rice on a national basis principally consist of Riviana Foods Inc. and Riceland Foods, Inc., and, in the food service markets, Farmers Rice Cooperative. According to syndicated market data, no company currently controls more than 25% of the domestic branded markets. There are a number of small regional competitors in the branded segment of the rice industry and approximately 15 to 20 rice millers who compete in the commodity rice markets.

BRAND NAMES AND TRADEMARKS

Because consumer recognition of branded products adds significant value to basic commodities such as rice, ARI's trademarks, copyrights and brand names are important to its business. The trademarks, copyrights and brand names used by ARI are registered in the countries in which they are used and have varying renewal dates. ARI believes that such registrations are currently adequate to protect the rights to use of the trademarks, copyrights and brand names significant to the business of ARI.

REGULATION

Although ARI is not involved in rice farming, certain government regulations affecting U.S. rice farmers have an impact on ARI's cost of rough rice. Approximately 98% of U.S. rice is grown under a U.S.D.A. price support and acreage control program under the Food, Agriculture, Conservation and Trade Act of 1990 ("Farm Bill"), which provides price support and production adjustments for rice producers.

The minimum target price for rice is currently set by the U.S.D.A. at $10.71 per hundredweight. When the world market price of rice declines below the minimum target price, rice growers participating in the program are entitled to receive deficiency payments from the U.S.D.A. To participate in the program, producers must comply with any acreage reduction program announced by the Secretary of Agriculture. The amount of acreage controlled or restricted is reviewed annually by the U.S.D.A. and is determined by projecting ending rice inventories as a percentage of historical domestic and export usage.

The United States Congress is currently considering legislation to extend, amend or replace the Farm Bill, which is effective through the crop year ending July 31, 1996. There can be no assurance that the currently favorable provisions of such legislation will be extended into future periods or will not be amended due to budgeting or other governmental constraints. Proposals to significantly limit or eliminate altogether federal farm price support programs have been introduced in the United States Congress and if such legislation is enacted, there could be a significant impact on the supply and price of U.S. grown rice.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

Management believes that, should such a change occur, any adverse effect would be of limited duration because (i) domestic prices would adjust to a point of economic equilibrium with imports, which would justify adequate production by U.S. growers using alternate or fallow acreage and employing additional economies of scale and (ii) any shortage of U.S. grown rice due to termination of price supports could be offset by imports from other countries using ARI's cost efficient bulk handling equipment at the Freeport Facility located on a deep water port and ARI's strategically located packaging facilities.


CHEMONICS INTERNATIONAL, INC. - CONSULTING

Chemonics International, Inc. offers technical assistance and related services to developing countries worldwide under contracts with the Agency for International Development (AID), the World Bank, and other international development agencies as well as private firms. Services are provided in a range of areas including agriculture, agribusiness, natural resources and the environment, and rural development. A major focus is aiding the development of private enterprise, especially in countries where government controlled enterprise once dominated, and privatization of state farms and land in these countries.

Chemonics International has 35 long-term contracts which are regional or worldwide in scope. The countries or regions with the largest amount of business include Egypt, Oman, Central and South America, Philippines, Guinea, Indonesia, Nepal, South Africa, Botswana, Swaziland and the newly independent states of the former Soviet Union.

At March 31, 1995, Chemonics International has a funded contract backlog of approximately $200 million covering 1996 through 2000. Of this amount, $81 million relates to services expected to be provided in fiscal year 1996. Contracts are subject to cancellation in the event of severe political turmoil in the country or region, subject to appropriate compensation for winding down the contract involved. Revenues for 1995 were $63,546,000, a 52% increase over the prior year. Revenues were $41,944,000 in 1994, up 13% from 1993 revenues of $37,185,000. Chemonics International is one of the largest for-profit AID contractors, in terms of volume of service to AID, in an industry dominated by non-profit entities including universities. The Company is one of the leaders in trying to enhance the role of profit-making firms in providing consulting services to AID.


CHEMONICS INDUSTRIES, INC. - FIRE-TROL

Chemonics Industries, Inc. is headquartered in Phoenix, Arizona. Chemonics Fire-Trol also maintains facilities in Northern California and Western Canada from which forest fire retardant chemicals are manufactured and sold.

Chemonics Fire-Trol's primary products are forest fire retardants. These products are patented, United States Forest Service tested and qualified materials designed to combat forest, brush and grass fires through dissemination from air tankers and helicopters. These products are sold under contract to the U.S. and Canadian Forest Services through competitive bidding, on contracts ranging in length from one to ten years. The chemical components are generally available throughout the year and are combined in a manufacturing process at Orland, California; Kamloops, British Columbia; and Edmonton, Alberta. Fire-Trol is available throughout all major forest fire areas in North America. It is distributed in Canada through Chemonics' Canadian subsidiary, Chemonics Industries (Canada) Ltd. Fire-Trol is also developing overseas with established operations in France, Portugal, Italy, South Africa and South America.

Chemonics holds significant patents for Fire-Trol (which expire in various years through the year 2000), but it faces substantial competition in its fire retardant business from Monsanto Chemical Company, a corporation with far greater resources than the Company. Annual sales fluctuate according to the number and severity of forest fires in the geographical areas serviced by Chemonics Fire-Trol. Sales for 1995 were $23,003,000 as compared to $8,416,000 for 1994 and $12,629,000 in 1993. This volume variation, based upon weather and fire conditions, is an important aspect of Chemonics' overall sales and profitability.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                            DISCONTINUED OPERATIONS

ERLY JUICE INC.

In July 1993, ERLY Juice Inc., a wholly owned subsidiary of ERLY Industries, sold its primary orange juice processing plant in Lakeland, Florida for $11.9 million. This transaction resulted in a loss of $2.7 million. ERLY Juice had access to the facility for processing and packaging its retail and food service business through December 1993 under a co-pack agreement. This sale was intended in part to reduce operating losses.

In December 1993, Eau Claire Packing Company, a wholly owned subsidiary of ERLY operating in the juice business, sold its manufacturing facility located in Eau Claire, Michigan, together with the inventory, accounts receivable and certain trademarks associated with the plant facility. The Company received approximately $5.1 million for the plant facility and the related assets. ERLY Juice also sold trademarks, inventory and accounts receivable for approximately $3.3 million. The purchase price was paid in cash at the closing.

As a result of the sale of the above assets, ERLY has no operating assets or continuing operations remaining in the juice business. It is ERLY's intention to liquidate the remaining assets of ERLY Juice for the benefit of the ERLY Juice creditors.


THE BEVERAGE SOURCE

The Beverage Source ("TBS"), a subsidiary of ERLY formerly in the wine business, was classified as a discontinued operation for financial reporting purposes in fiscal year 1990, when all of its wine brands and labels were sold. The remaining assets (classified as assets held for sale in the consolidated balance sheets) primarily consist of a winery in Tulare, California which is used to process bulk wines. Management will continue to consider and evaluate opportunities to dispose of the remaining assets of TBS in an orderly manner.

                                   EMPLOYEES

The Company employs approximately 1,478 people full-time, 1,146 of which are in the rice business. None of the Company's operations are covered by collective bargaining agreements.

All eligible employees of the Company are covered by a profit sharing retirement plan and a group insurance plan providing life insurance, medical, dental and hospitalization benefits. The Company makes a mandatory 1% matching contribution to the profit sharing retirement plan on a monthly basis and an annual contribution solely at the discretion of the Board of Directors of the Company.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

CONTINUING OPERATIONS

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

Warehousing, processing and shipping of
rice and rice products:
   Freeport, Texas                                      272,400 sq. ft.                     Leased 2022
   Stuttgart, Arkansas                                  142,900 sq. ft.                        Owned
   Maxwell, California (1)                              261,000 sq. ft.                      Owned and
                                                                                            Leased 2034
   Biggs, California                                     95,000 sq. ft.                     Leased 1996
   Laffiteau, Haiti                                      30,024 sq. ft.                     Leased 2001
   Spanish Town, Jamaica                                 29,000 sq. ft.                     Leased 1998
   Can Tho, Vietnam (2)                               1,300,000 sq. ft.                     Leased 2014

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

DISCONTINUED OPERATIONS

Grape crushing, fermenting,
processing, and warehousing
of wine:
   Tulare, California                                    49,000 sq. ft.                        Owned
   Delano, California (3)                               121,000 sq. ft.                        Owned


(1) Most of the storage facilities and approximately half of the land is leased.
(2)  Subject to an option to purchase by the joint venture partner commencing
     1999.
(3)  Leased to a third party.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

All properties owned or leased by the Company are maintained in good repair, and management believes them to be adequate for their respective purposes. All machinery and equipment are considered to be in sound and efficient operating condition. Facilities reflected as discontinued operations above are classified as assets held for sale in the consolidated balance sheets.

Substantially all property, plant and equipment detailed above (in addition to all receivables, inventories and the capital stock of ARI, Chemonics, International, and ERLY Juice Inc.) are pledged as collateral on notes payable and certain other long-term obligations.


ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in legal proceedings that arise in the ordinary course of its business, all of which are routine in nature except for the matter noted below. Management believes that the resolution of such legal proceedings, including the matter noted below, will not have a material adverse affect on the consolidated financial position or consolidated results of operations of the Company.

The U.S.D.A. has conducted a series of investigations of several companies, including Comet, concerning alleged abuses of federal regulations governing U.S. government guarantees of payments on shipments of agricultural products to Iraq. The current investigation, which began in February 1994, is continuing as a joint investigation with the Department of Justice. In connection with its sales of rice to Iraq prior to the August 1990 embargo, Comet is alleged to have failed to adequately apprise the U.S.D.A. that Comet included foreign bagging of rice as a contract cost in certain financing guaranteed by the U.S. government. A regulation specifying that foreign bagging may not be included as a financed contract cost in such financing was not passed until June 1991, a year after Comet's last shipment to Iraq. The Company is cooperating with the investigation; there have been no civil enforcement actions and no indictments or charges have been filed against ARI or any of its affiliates or agents concerning such allegations. Management does not believe that any laws were violated or that ARI or any of its affiliates or agents will be subject to liability.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, since the last Annual Meeting of Shareholders held on September 22, 1994.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

The Company's common stock is listed in the National Market Issue Section of the Over-the-Counter Market as ERLY Industries Inc. - NASDAQ Symbol "ERLY."

                        PRICE RANGE OF ERLY COMMON STOCK

                                            1ST             2ND            3RD             4TH
                                          QUARTER         QUARTER        QUARTER         QUARTER
                                          -------         -------        -------         -------
Fiscal Year 1995
  High                                     $9-1/8         $10-1/4        $11-3/4          $12-1/8
  Low                                       4-1/8           8-1/4          8-3/8            7

Fiscal Year 1994
  High                                     $5-1/4          $4-1/2         $4-1/2           $5-1/2
  Low                                       2-3/4           2-3/4          2                4-1/2


(b)  HOLDERS

There were approximately 1,048 shareholders of record as of March 31, 1995.

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the directors of ERLY Industries Inc. with information provided as of March 31, 1995:

                                                                  DATE ELECTED
                                                                  AS DIRECTOR
NAME OF DIRECTOR                           AGE                    OF COMPANY

GERALD D. MURPHY                            67                    APRIL 1964

Mr. Murphy is Chairman of the Board and Chief Executive Officer (since 1964) of the Company, and is Chairman of the Board (since 1993) and Director (since
1988) of American Rice, Inc. (which is 81% owned by ERLY effective May 1993). He also serves as a Director of Pinkerton's, Inc., a security and investigation services firm, and High Resolution Sciences, Inc., a technological corporation.


DOUGLAS A. MURPHY                           39                    JANUARY 1988

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


WILLIAM H. BURGESS                          78                    SEPTEMBER 1975

Mr. Burgess is a private business consultant, Chairman of CMS Digital, Inc., a privately held company, and a Director of American Rice, Inc. From 1978 to 1986 Mr. Burgess was Chairman of International Controls Corp., an internationally diversified manufacturing company.


BILL J. MCFARLAND                           58                    AUGUST 1986

Mr. McFarland has served as Vice President of the Company since 1975 and as Director since 1986. He has served as President of Comet American Marketing since 1993 and Senior Vice President of American Rice, Inc. since 1993. He was President of ERLY Food Group from 1990 to 1993, President of The Beverage Source from 1979 to 1990 and President of Early California Foods from 1975 until its sale in 1985 (all subsidiaries of the Company).

ALAN M. WIENER                              57                      MARCH 1995

Alan M. Wiener was appointed as Director of the Company in 1995. He has served as President of Impulse Designs, Inc. since 1974. Prior to that time he held positions with Ravine Foods Inc. and Borden, Inc. He previously served as director of Cal Fame Citrus Products, Inc. and Leisure Technology, Inc.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

The following is a list of the executive officers of ERLY Industries Inc., their ages and their positions as of June 30, 1994:

GERALD D. MURPHY                  67                 Chairman of the Board and Chief Executive Officer of ERLY Industries since formation of the Company in 1964 and  President of the Company from 1964 to
                                                     1990; and Chairman of the Board of American Rice, Inc. (since 1993).

DOUGLAS A. MURPHY                 39                 President since 1990 and Chief Operating Officer since 1992 of ERLY Industries;
                                                     President and Chief Executive Officer since 1993 and Director since 1990 of
                                                     American Rice, Inc.; President of ERLY Juice Inc. since 1988; and President of
                                                     Comet American Marketing from 1986 to 1990.

BILL J. MCFARLAND                 58                 Vice President of the Company since 1975;  President of Comet American
                                                     Marketing since 1993; Senior Vice President of American Rice, Inc. since 1993;
                                                     President of ERLY Food Group from 1990; President of The Beverage Source from
                                                     1979 to 1990; and President of Early California Foods from 1975 until its sale in 1985.

RICHARD N. MCCOMBS                49                 Vice President and Chief Financial Officer of the Company since 1990; Executive
                                                     Vice President of Finance and Administration, Secretary, Treasurer and Director
                                                     of American Rice, Inc. since 1993; President of ISC Wines of California from
                                                     1984 to 1986; and Executive Vice President of The Beverage Source from 1986 to
                                                     1990 and President since 1990.

KURT A. GREY                      54                 Vice President of the Company since 1982; President, Cicero Industries from
                                                     1981 to 1982; and Vice President, Union Bank, from 1976 to 1981.

LOLAN M. PULLEN                   61                 Vice President of the Company since 1986; Vice President of Comet Rice, Inc.
                                                     from 1986 to 1993; and Vice President - Finance of Early California Foods from
                                                     1976 until its sale in 1985.


THOMAS A. WHITLOCK                45                 Vice President and Corporate Controller of the Company since 1991, Vice
                                                     President and Controller of The Beverage Source (a subsidiary of the Company)
                                                     from 1987 to 1990 and Corporate Controller of the Company from 1981 to 1987.


Douglas A. Murphy, President of ERLY Industries Inc., American Rice, Inc. and ERLY Juice Inc., is the son of Gerald D. Murphy, Chairman of the Board of the Company. There are no other family relationships among the directors or executive officers of the Company.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

ITEM 11.   EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), information concerning executive compensation is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), information concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), information concerning certain relationships and related transactions is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                    PAGE
                                                                                                   NUMBER
(a)   1.     FINANCIAL STATEMENTS

               Selected Financial Data                                                              20-21

               Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                      22-26

               Consolidated Statements of Operations                                                27-28

               Consolidated Balance Sheets                                                           29

               Consolidated Statements of Cash Flows                                                30-31

               Consolidated Statements of Stockholders' Equity                                       32

               Notes to Consolidated Financial Statements                                           33-49

               Independent Auditors' Report                                                          50

      2.     FINANCIAL STATEMENT SCHEDULES

                Schedule I - Condensed Financial
                  Information of ERLY Industries Inc.
                  (Parent Only)                                                                     51-53

                Schedule II - Valuation and Qualifying
                  Accounts                                                                           54


             All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the financial statements and schedules of the registrant.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     3.      EXHIBITS

             EXHIBIT                                                                          EXHIBIT
             NUMBER             DESCRIPTION                                                   REFERENCE
              (3)         Articles of Incorporation and By-Laws (as amended
                          November 22, 1993) (incorporated by reference to
                          Exhibit 3 to the Company's 1994 Form 10-K).

              (4)         The Indenture dated as of December 1, 1993 for
                          $8,880,000 12 1/2% Subordinated Sinking Fund
                          Debentures due 2002 (incorporated by reference to Exhibit 4 to the Company's 1994 Form 10-K).

              (11)        Calculation of Primary Income (Loss) Per Share.                     Exhibit 11.1

              (11)        Calculation of Fully Diluted Income (Loss) Per Share.               Exhibit 11.2

              (21)        Subsidiaries of ERLY Industries Inc.                                Exhibit 21

              (27)        Financial Data Schedule                                             Exhibit 27

              (28)        Asset Purchase Agreement dated March 23, 1993, between
                          and among American Rice, Inc., Comet Rice, Inc. and ERLY
                          Industries Inc. (incorporated by reference to Exhibit 1 to the
                          Company's Form 8-K, filed June 16, 1993, File No. 1-7894).

              (28)        Amendment to Asset Purchase Agreement dated May 25, 1993,
                          between and among American Rice, Inc., Comet Rice, Inc. and
                          ERLY Industries Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K, filed June 16, 1993, File No. 1-7894).

              (28)        American Rice, Inc. 1995 Annual Report and Form 10-K
                          (incorporated by reference to ARI's 1995 Form 10-K, filed
                          June 26, 1995, file No. 0-17039).

(b)      1.      REPORTS ON FORM 8-K

                 No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1995.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------------------------------------------------------

YEARS ENDED MARCH 31:                   1991              1992           1993           1994           1995
                                      ----------       ----------     ----------     ----------     -----------
(In thousands except
  per share data)
Net sales
  American Rice (1)                   $  218,919       $  214,090     $  169,617     $  284,464     $   373,050
  Consulting                              20,414           31,035         37,185         41,944          63,546
  Fire-Trol                               13,445           10,163         12,629          8,416          23,003
  Other                                    8,697
- ---------------------------------------------------------------------------------------------------------------
  Total net sales                     $  261,475       $  255,288     $  219,431     $  334,824     $   459,599

Operating profit (loss) (2)
   American Rice                      $   12,046       $    5,190     ($     316)    $   16,002     $    18,501
   Consulting                                386            1,657          1,539          1,508           4,920
   Fire-Trol                               2,322              632          1,507           (173)          5,348
   Other                                     139
- ----------------------------------------------------------------------------------------------------------------
    Total operating profit            $   14,893       $    7,479     $    2,730     $   17,337     $    28,769

Income (loss) from
  continuing operations               $    5,626       ($   6,361)    ($  10,989)    $   14,765     $     8,653

Net income (loss)                     $    3,260       ($  12,539)    ($   8,673)    $   17,669     $     9,275

Income (loss) from
  continuing operations
  per share
    Primary                           $     1.82       ($    2.03)    ($    3.19)    $     3.66     $      2.12
    Fully diluted                     $     1.73       ($    2.03)    ($    3.19)    $     3.43     $      2.00

Net income (loss)
  per share
    Primary                           $     1.06       ($    4.01)    ($    2.52)    $     4.83     $      2.12
    Fully diluted                     $     1.01       ($    4.01)    ($    2.52)    $     4.53     $      2.00

Average common and
  common equivalent
  shares outstanding*
    Primary                            3,089,000        3,127,000      3,444,000      3,655,000       4,365,000
    Fully diluted                      3,301,000        3,127,000      3,444,000      3,922,000       4,697,000

Cash dividends per
  common share                        $     -          $    -         $    -         $     -        $     -

Stock dividend issued                        10%            -              -               -              -

At year-end:
  Total assets                        $  225,059       $  196,726     $  135,100     $  199,150     $   207,058
  Long-term debt**                    $   73,274       $   64,080     $   40,565     $   67,971     $   68,321
  Subordinated debt**                 $   12,634       $   11,139     $    9,941     $    8,880     $    7,670
  Stockholders' equity
    (deficiency)                      $   13,141       $       21     ($   9,194)    $    8,394     $   16,799
  Shares outstanding                   3,088,731        3,429,513      3,486,956      3,674,765       3,718,272


ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)
- --------------------------------------------------------------------------------

On May 26, 1993, ERLY consummated the Acquisition in which it acquired an additional 33% voting interest in ARI in exchange for the net assets of Comet, other than the ARI capital stock already owned by Comet. Comet was a wholly owned subsidiary of ERLY. The Acquisition was accounted for as a reverse step acquisition of ARI by ERLY through its subsidiary, Comet.

Because Comet was the acquirer for accounting purposes, the selected financial data presented herein for periods prior to the Acquisition includes the accounts of Comet, not ARI. In addition, the fiscal year 1994 operating results for the period April 1, 1993 through the date of the Acquisition, May 26, 1993, include those of Comet, not ARI. Operating results thereafter reflect the consolidated operations of Comet and ARI.

Because ERLY holds both common and convertible preferred stock in ARI, ERLY's share of ARI's net income since the Acquisition consists of ERLY's proportionate share (32%) of ARI's earnings applicable to common stock plus dividends earned on ARI Series B Preferred Stock. ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($645,000) and $2.6 million in 1995 and 1994, respectively. ERLY also earned Series B Preferred dividends of $5.2 million in 1995 and $4.3 million from the date of the Acquisition to the end of fiscal year 1994 (See
Note 10 of Notes to the Consolidated Financial Statements).

This information should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.


NOTES TO SELECTED FINANCIAL DATA:

(1) Rice sales decreased in 1993 compared to 1992 due to the disposition of Comet's Greenville, Mississippi facility. Rice sales increased in 1994 due to the combination of Comet and ARI.
(2) Operating profit represents gross profit less selling, general and administrative expenses, excluding corporate overhead.

* Retroactively adjusted to give effect to a 10% stock dividend in September 1990.

**    Including current portion.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

                        RESULTS OF CONTINUING OPERATIONS


FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994

CONSOLIDATED RESULTS

For the year ended March 31, 1995, ERLY Industries recorded net income of $9.3 million or $2.00 per fully diluted share of common stock on sales of $460 million. This compares with net income in 1994 of $17.7 million or $4.53 per fully diluted share on sales of $335 million.

Net income for 1994 included extraordinary income of $16.8 million relating to discounts on extinguishment of debt. See Note 18 to the Consolidated Financial Statements. Net results for 1994 also reflect a loss from discontinued operations of $8.8 million. See Note 17 to the Consolidated Financial Statements.

Fiscal year 1995 income from continuing operations, after minority interest, was $9.3 million compared to income from continuing operations, after minority interest, in fiscal 1994 of $13.4 million (which included a gain on sale of partial interest in subsidiary of $11.8 million). Each of the Company's operating subsidiaries, ARI, Consulting and Fire-Trol, reported increases in pre-tax income in fiscal 1995 from fiscal 1994.

AMERICAN RICE

Overview. ARI purchases and processes rough rice into branded and commodity rice for sale in both international and domestic markets. Demand for branded rice products, which historically have accounted for approximately 70% of the Company's gross profit and 60% of net sales, is relatively constant and margins are typically higher than those for commodity rice products. Demand for commodity rice products, which historically have accounted for approximately 30% of the Company's gross profit and 40% of net sales is relatively constant globally, but demand for U.S. grown commodity rice is dependent upon supply and its cost relative to other sources of supply. Supply and costs for both branded and commodity products depend on many factors including governmental actions, crop yields and weather, and such factors can persist through one or more fiscal years. An example of this occurred in late 1993 when rough rice prices approximately doubled as a result of shortages caused by poor weather conditions in Japan and the entry of Japan into the world market as a net importer of rice. Following this significant price increase, prices then fell from January 1994 to July 1994 by approximately 50% to September 1993 levels as supplies of rice in that country improved and world markets stabilized.

The Company generally benefited from the price variability experienced in the 1993 to 1994 period because the Company was able to increase sales prices in some markets, the Company was able to sell rice inventories acquired at lower prices at increased sales prices, and the Company participated in the Japanese business through its California facilities. In general, management believes that it is insulated from many of the effects of rough rice price fluctuations for the following reasons: (i) the Company's net sales are proportionately weighted towards relatively higher margin branded products, (ii) approximately one-half of the Company's rough rice purchases, excluding rough rice milled under contract for others, are made as spot market purchases and matched against commodity orders at prices providing a favorable margin to costs, (iii) the Company's high rice inventory turnover rate of approximately five times per year reduces the Company's exposure to seasonal price fluctuations, and (iv) the Company's diversity of rice sources and rice customers increases the ability of the Company to take advantage of supply and demand imbalances.

Net Sales. ARI's net sales increased $88.6 million, or 31.1%, from $284.5 million in fiscal 1994 to $373.1 million in fiscal 1995. Export sales increased by $61.9 million while domestic sales increased by $26.7 million. Export sales improved primarily due to higher volume which increased by approximately eight million equivalent rough rice hundredweight. Approximately 74% of this increase resulted from sales to the Caribbean, Mexico and South America with the remaining improvements coming from the Asian and European markets. Domestic sales benefited from higher average sales prices which increased 14.5% primarily due to higher value-added retail sales from ARI's existing customer base.

Gross Profit. Gross profit increased $4.4 million, or 12.1%, from $36.4 million in fiscal 1994 to $40.8 million in fiscal 1995,

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

primarily due to higher sales volume, partially offset by lower gross profit per hundredweight sold. As a percentage of net sales, gross profit decreased from 12.8% in fiscal 1994 to 10.9% in fiscal 1995 as a result of reduced prices when Japanese demand abated while the average cost of rough rice milled for markets in the United States, the Caribbean, Mexico and South America increased.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 8.1%, from $21.5 million in fiscal 1994 to $23.2 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses declined from 7.6% in fiscal 1994 to 6.2% in fiscal 1995 due to greater net sales without corresponding increases in fixed selling and administrative expenses.

CHEMONICS INTERNATIONAL - CONSULTING

Revenues for International increased by $21.6 million, or 51.5%, to $63.5 million for fiscal 1995 from $41.9 million in the prior fiscal year. This increase was primarily due to an increased number and/or size of contracts, mainly with the newly independent states of the former Soviet Union. Gross profit for fiscal 1995, as a percentage of sales, was 29.3% compared to 29.7% for the prior fiscal year. Operating income was $4.9 million, or 7.7% of net sales in fiscal 1995 compared to $1.5 million or 3.6% of net sales in fiscal 1994. The increase in operating income as a percent of sales resulted primarily from an increase in contract activity on a relatively fixed corporate overhead base.

CHEMONICS INDUSTRIES - FIRE-TROL

Fire-Trol reported net sales of $23.0 million in fiscal 1995 compared to net sales of $8.4 million in fiscal 1994, an increase of $14.6 million, or 173%. The large increase was due to the significant amount of forest fire activity experienced in the United States and Canada in the summer of 1994, which followed a below average level of forest fire activity in the previous summer. Gross profit for fiscal year 1995 as a percentage of sales increased to 31.6% from 22.0% in fiscal 1994 due to increased volume with relatively fixed manufacturing overhead expenses. Operating income increased to $5.3 million in fiscal 1995 from an operating loss of $173,000 in fiscal 1994 due to the significantly higher than normal sales in the current year compared to lower than normal sales in the prior year, on a relatively fixed corporate overhead base.

CORPORATE

Consolidated interest expense was $15.9 million in 1995 compared to $12.1 million in 1994, an increase of $3.8 million. Most of this increase relates to ARI, which had a $2.5 million increase in interest expense, despite lower average balances outstanding, due to higher average effective interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs and other expenses directly associated with ARI's debt.

In 1995 the Company recorded a $1.0 million write-down of plant facilities to provide a reserve for impairment on the Company's remaining assets of its wine operations included in assets held for sale.


FISCAL YEAR ENDED MARCH 31, 1994 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1993

AMERICAN RICE

Net Sales. Net sales improved $114.9 million, or 67.7%, from $169.6 million in fiscal 1993 to $284.5 million in fiscal 1994. Of this increase, $89.4 million resulted from increased export sales and $25.5 million from increased domestic sales. As a result of the Acquisition, 10 months of ARI sales were combined with Comet in fiscal 1994 while fiscal 1993 included only Comet sales. Export sales increased due to higher volume and higher average prices. Total export sales volume in hundredweight in fiscal 1994 increased approximately 58.6% and accounted for $54.1 million of the increase while increases in average prices of 24.1% accounted for $35.3 million. Average price increases were caused by increases in the proportion of branded products as a result of the Acquisition and volume increases resulted from exports by CVI and exports to Japan and Haiti. CVI's total net sales more than tripled in fiscal 1994 to $10.1 million due to increases in customer demand for rice products with more exacting specifications. Domestic sales increased primarily due to increases in rough rice sales of $2.0 million and an increase

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

in the average price of domestic milled rice of 28.0% due to higher margin sales to an expanded customer base resulting from the Acquisition.

Gross Profit. Gross profit improved $28.0 million, or 335.5%, from $8.4 million in fiscal 1993 to $36.4 million in fiscal 1994. As a percentage of net sales, gross profit increased from 4.9% in fiscal 1993 to 12.8% in fiscal 1994. This increase in gross profit was primarily a result of additional sales to customers acquired in the Acquisition, and additional domestic and export sales. Exports to Japan from ARI's California facilities contributed to significant gross profit increases, and the CVI, Haiti and Puerto Rico subsidiaries also reported significant improvements in gross profits. The increase in gross profit as a percentage of net sales was primarily due to higher value-added sales in the U.S. and Middle East markets resulting from an expanded customer base due to the Acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.7 million, or 99.4%, from $10.8 million in fiscal 1993 to $21.5 million in fiscal 1994. As a percentage of net sales, selling, general and administrative expenses increased from 6.4% in fiscal 1993 to 7.6% in fiscal 1994. This increase was primarily due to advertising and selling expenses associated with greater sales of higher margin branded products.

CHEMONICS INTERNATIONAL - CONSULTING

Revenues for International increased by $4.7 million, or 12.8%, to $41.9 million for fiscal 1994 from $37.2 million in the prior fiscal year. This increase was primarily due to an increased number and/or size of contracts. Gross profit for fiscal 1994, as a percentage of sales, decreased to 29.7% from 32.3% for the prior fiscal year due to a change in the average contract terms mix to allow a smaller proportion of home office expense recovery as a direct contract cost. Operating income was $1.5 million or 3.6% of net sales in fiscal 1994 compared to $1.5 million or 4.1% of net sales in the comparable prior year period. The decrease in operating income as a percent of sales resulted primarily from the decrease in gross profit discussed above and the concerted redirection of a greater proportion of resources toward the procurement of new business.

CHEMONICS INDUSTRIES - FIRE-TROL

Net sales for Fire-Trol decreased by $4.2 million, or 33%, to $8.4 million in fiscal 1994 from $12.6 million in the prior fiscal year. This decrease was due to a decline in forest fire activity experienced in the United States and Canada in the summer of 1993. Gross profit for fiscal 1994, as a percentage of sales, decreased to 22.0% from 25.6% for the comparable prior year period due to decreased volume on a relatively fixed manufacturing overhead base. The division had an operating loss of $173,000 in fiscal 1994 compared to operating income of $1.5 million for the prior fiscal year. This decrease was due to lower than normal sales on a relatively fixed corporate overhead base.

CORPORATE

Consolidated interest expense was $12.1 million in 1994 compared to $7.5 million in 1993, an increase of $4.6 million. The increase in interest expense is related to ARI, which had a $4.7 million increase in interest expense from fiscal 1993 to fiscal 1994 due to higher average rates and balances. ARI interest expense in 1994 includes amortization of capitalized debt issuance costs and other expenses directly associated with its debt.

The $11.8 million gain on sale of partial interest in subsidiary in 1994 reflects the sale of 19% of Comet Rice in the May 1993 Acquisition (See Note 2 to the Consolidated Financial Statements).

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

                       RESULTS OF DISCONTINUED OPERATIONS


In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida for $11.9 million. This transaction resulted in a loss of
$2.7 million.   ERLY Juice had access to the facility for processing and
packaging its retail and food service business through December 1993 under a co-pack agreement. This sale was intended in part to reduce operating losses. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. This resulted in a gain of $5.6 million which is reflected as extraordinary income as described in Note 18 to the consolidated financial statements.

In December 1993, Eau Claire Packing Company, a wholly owned subsidiary of ERLY operating in the juice business, sold its manufacturing facility located in Eau Claire, Michigan, together with the inventory, accounts receivable and certain trademarks associated with the plant facility. The Company received approximately $5.1 million for the plant facility and the related assets. ERLY Juice also sold trademarks, inventory and accounts receivable for approximately $3.3 million. The purchase price was paid in cash at the closing.

As a result of the sale of the above assets, ERLY has no operating assets or continuing operations remaining in the juice business. It is ERLY's intention to liquidate the remaining assets of ERLY Juice for the benefit of the ERLY Juice creditors.

The results of ERLY Juice have been reported separately as discontinued operations in the consolidated statements of operations. See Note 17 to the Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's normal working capital and operational requirements are currently provided by a combination of internally generated funds and external borrowings under three revolving lines of credit. ARI operations are funded by a $47.5 million line and Chemonics is funded by an $11.0 million line for its international consulting activities and a $1.0 million line for Fire-Trol. Advances under the lines are made as needed assuming required collateral, consisting primarily of accounts receivable and inventory, is available. At March 31, 1995, borrowing availability under ARI's line of credit was $10.9 million and borrowing availability under Chemonics' lines was $4.1 million.

Cash flow provided by operations totaled $13.2 million for 1995 compared to cash flow used in operations of $8.7 million in 1994. The increase was primarily attributable to decreased inventory levels, increased payable levels and increased income (excluding non- recurring non-cash income items in 1994), partially offset by higher receivable levels.

Cash used in financing activities was $8 million in 1995 compared to $19.8 million in 1994. Cash used in financing activities in 1994 primarily reflected the $70 million paydown of ARI and Comet term loans and notes payable at the time of the Acquisition, paydown on notes payable of $21.2 million and $6.9 million principal payments on long-term debt, partially offset by the $79.3 million in notes and term debt proceeds from refinancing of the Comet and ARI term loans.

Capital expenditures for 1995 totaled $4.6 million of which $3.6 million was invested in the Company's rice operations for infrastructure, development and modernization of new and existing facilities.

Chemonics' operations for 1996 are expected to provide positive cash flows. Chemonics International and Chemonics Fire-Trol were split into separate corporations in 1995. The significant growth in International's revenue necessitated an increased revolving credit line for its working capital requirements. In November 1994, International obtained an $11 million line of credit with a new lender. Chemonics Industries has a $1 million line of credit to support its Canadian Fire-Trol operations and is currently attempting to arrange similar financing for its United States Fire-Trol operations.

The parent company's operating cash requirements for corporate overhead are expected to be met from management fees received from subsidiaries and through positive cash flows from investments. Lines of credit have been arranged through subsidiary companies, with the result that cash distributions are either not permitted to the parent company or limited to certain amounts under management agreements. The current ARI lending agreements include restrictions on dividend payments, tax payments and management fees. ARI is considering refinancing its revolving line of credit and term debt in 1996.

As a result of the discontinuation of the juice operations, there still remains $8.6 million (plus accrued interest of $600,000) of ERLY Juice's obligation to ING Capital which the Company guaranteed in conjunction with a $6 million write-down of ERLY Juice obligations. Under the terms of the guarantee, ERLY is required to pay down the remaining $8.6 million (plus accrued interest) of debt by April 1996 or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. The Company expects to paydown the remaining obligations through a proposed ARI financing or sale of assets.

The combined rice operations are expected to provide sufficient cash flow to make payments to ERLY under its management agreement. Under the terms of the ARI Series B Preferred Stock issued to ERLY in exchange for the assets and liabilities of Comet, ERLY is entitled to an aggregate dividend of approximately $5.2 million per year. The current loan agreements with the ARI lenders prohibit the payment of any dividends and do not provide any basis on which the lenders would approve a dividend payment. As of March 31, 1995, ARI Series B Preferred dividends accumulated, but not declared, total $9.5 million.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

YEARS ENDED MARCH 31                                       1995                  1994                1993
                                                      --------------        --------------      -------------
Net sales                                             $459,599,000           $334,824,000        $219,431,000
Cost of sales                                          392,902,000            284,090,000         195,803,000
- -------------------------------------------------------------------------------------------------------------

  Gross profit                                          66,697,000             50,734,000          23,628,000

Selling, general and
  administrative expenses                               40,418,000             35,582,000          21,989,000
Interest expense                                        15,868,000             12,090,000           7,518,000
Interest income                                           (451,000)              (381,000)           (610,000)
Other (income) expense                                    (196,000)               556,000            (291,000)
Investment (income) loss                                                         (426,000)          1,630,000
Gain on sale of partial
  interest in subsidiary                                                      (11,768,000)
Write-down of plant facilities                           1,000,000                                  4,000,000
- -------------------------------------------------------------------------------------------------------------
                                                        56,639,000             35,653,000          34,236,000
- -------------------------------------------------------------------------------------------------------------

Income (loss) before
  taxes on income,
  discontinued operations,
  extraordinary items and
  minority interest                                     10,058,000             15,081,000         (10,608,000)
Taxes on income                                          1,405,000                316,000             381,000
- -------------------------------------------------------------------------------------------------------------

Income (loss) from
  continuing operations
  before discontinued
  operations, extraordinary
  items and minority interest                            8,653,000             14,765,000         (10,989,000)
Discontinued operations:
  Loss on discontinued operations                                              (5,248,000)         (4,972,000)
  Loss on disposal                                                             (3,562,000)
- -------------------------------------------------------------------------------------------------------------

Income (loss) before
  extraordinary items and
  minority interest                                      8,653,000              5,955,000         (15,961,000)
Extraordinary items                                                            16,792,000           7,288,000
- -------------------------------------------------------------------------------------------------------------

Income (loss) before
  minority interest                                      8,653,000             22,747,000          (8,673,000)
Minority interest*                                         622,000             (5,078,000)
- -------------------------------------------------------------------------------------------------------------


Net income (loss)                                       $9,275,000            $17,669,000       ($  8,673,000)
=============================================================================================================


                                                                     (Continued)

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------

YEARS ENDED MARCH 31                                      1995                   1994               1993
                                                     --------------         --------------     -------------
Net income (loss) per common
  and common stock equivalents:
    Primary:
      Continuing operations**                              $ 2.12              $   3.66            ($   3.19)
      Discontinued operations                                                     (2.41)               (1.44)
      Extraordinary items**                                                        3.58                 2.11
- ------------------------------------------------------------------------------------------------------------
                                                           $ 2.12              $   4.83            ($   2.52)
============================================================================================================

    Fully diluted:
      Continuing operations**                              $ 2.00              $   3.43             ($  3.19)
      Discontinued operations                                                     (2.24)               (1.44)
      Extraordinary items**                                                        3.34                 2.11
- ------------------------------------------------------------------------------------------------------------
                                                           $ 2.00              $   4.53            ($   2.52)
============================================================================================================

Weighted average common and
  common stock equivalents:
    Primary                                             4,365,000             3,655,000            3,444,000
    Fully diluted                                       4,697,000             3,922,000            3,444,000




* Represents minority interest in net earnings or loss of American Rice, Inc. applicable to common stock, after preferred stock dividend requirements (See Note 10).

**   Net of applicable minority interest in 1995 and 1994.




See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

MARCH 31                                               1995                1994
                                                  --------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents                      $  3,718,000         $  3,065,000
   Notes and accounts receivable,
     less allowance for doubtful
     accounts of $1,831,000 (1995)
     and $1,865,000 (1994)                          53,432,000           34,894,000
   Inventories                                      56,022,000           63,296,000
   Prepaid expenses and other
     current assets                                  1,382,000            1,522,000
- -----------------------------------------------------------------------------------
       Total current assets                        114,554,000          102,777,000

Long-term notes receivable, net                      1,668,000            1,792,000
Property, plant and equipment, net                  54,520,000           55,034,000
Assets held for sale, net                           21,282,000           22,546,000
Other assets                                        15,034,000           17,001,000
- -----------------------------------------------------------------------------------
                                                  $207,058,000         $199,150,000
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, collateralized                  $ 41,883,000         $ 49,273,000
   Accounts payable                                 31,172,000           29,442,000
   Accrued payroll and other
     current liabilities                            13,739,000            8,845,000
   Income taxes payable                              4,058,000            3,339,000
   Current portion of long-term and
     subordinated debt                               7,810,000            8,946,000
- -----------------------------------------------------------------------------------
       Total current liabilities                    98,662,000           99,845,000

Long-term debt                                      61,511,000           60,592,000
Subordinated debt                                    6,670,000            7,313,000
Minority interest                                   19,104,000           19,769,000
Commitments and contingencies

Redeemable common stock
   and common stock warrants                         4,312,000            3,237,000
Stockholders' equity:
   Common stock, par value $.01 a share:
     Authorized: 5,000,000 shares
     Issued and outstanding:
       3,418,272 shares (1995) and
       3,374,765 shares (1994)                          34,000               34,000
   Additional paid-in capital                       16,407,000           16,157,000
   Retained earnings (deficit)                       1,750,000           (6,450,000)
   Cumulative foreign currency
     adjustments                                    (1,392,000)          (1,347,000)
- -----------------------------------------------------------------------------------
       Total stockholders' equity                   16,799,000            8,394,000
- -----------------------------------------------------------------------------------
                                                  $207,058,000         $199,150,000
===================================================================================


See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

YEARS ENDED MARCH 31                            1995               1994              1993
                                           --------------    ---------------     -------------
OPERATING ACTIVITIES:
  Net income (loss)                           $9,275,000        $17,669,000        ($8,673,000)
  Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
  Depreciation and amortization                7,627,000          6,497,000          2,816,000
  Minority interest                             (622,000)         5,078,000
  Investment (income) loss                                         (426,000)         1,630,000
  Write-down of plant facilities               1,000,000                             4,000,000
  Loss on sale of property                                        1,230,000
  Gain on sale of partial
    interest in subsidiary                                      (11,768,000)
  Extraordinary income                                          (16,792,000)        (7,288,000)
  Loss on disposition of
    juice business                                                3,562,000
  Provision for loss on receivables              437,000          3,247,000          2,474,000
  Change in assets and liabilities,
    net of effects of acquisition
    and sale of businesses:
    (Increase) decrease in receivables       (18,851,000)         2,679,000          8,561,000
    (Increase) decrease in inventories         7,274,000        (15,950,000)        22,757,000
    Increase (decrease) in accounts
      payable, other current
      liabilities and taxes payable            7,343,000         (3,265,000)       (11,038,000)
    Other, net                                  (245,000)          (488,000)         1,497,000
- ----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                        13,238,000         (8,727,000)        16,736,000

INVESTING ACTIVITIES:
  Additions to property, plant
    and equipment                             (4,601,000)        (3,303,000)        (5,200,000)
  Disposition of property, plant
    and equipment                                 16,000          1,035,000          2,531,000
  Acquisition of American Rice, Inc.                             12,608,000
  Sale of juice assets                                           14,499,000          3,460,000
  Disposition of rice subsidiary                                  2,923,000
  Collection on note receivable                                                      5,200,000
- ----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                        (4,585,000)        27,762,000          5,991,000





                                                                     (Continued)

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
- --------------------------------------------------------------------------------

YEARS ENDED MARCH 31                          1995               1994              1993
                                         --------------     --------------     -------------
FINANCING ACTIVITIES:
  Increase (decrease) in
    notes payable                          $ 1,188,000       ($21,231,000)      ($16,337,000)
  Principal payments on
    long-term debt                          (8,237,000)        (6,888,000)        (5,304,000)
  Principal reduction on
    subordinated debt                       (1,201,000)        (1,094,000)        (1,360,000)
  Proceeds from notes and
    long-term debt                                             79,300,000            159,000
  Repayment on notes and term
    debt on rice refinancing                                  (69,955,000)
  Proceeds from sale of stock                  250,000             26,000            145,000
- --------------------------------------------------------------------------------------------

NET CASH (USED IN)
  FINANCING ACTIVITIES                      (8,000,000)       (19,842,000)       (22,697,000)
- --------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH
  DURING THE YEAR                              653,000           (807,000)            30,000
CASH, BEGINNING OF YEAR                      3,065,000          3,872,000          3,842,000
- --------------------------------------------------------------------------------------------
CASH, END OF YEAR                           $3,718,000        $ 3,065,000        $ 3,872,000
============================================================================================

Supplemental cash flow information -
  Net cash paid during the year for:
    Interest expense                       $11,583,000        $11,032,000        $10,346,000
    Income taxes                          $    686,000       $    599,000       $    392,000


Non-cash financing activities:

   In October 1993, the Company issued warrants to purchase ERLY common stock and agreed to guarantee a portion of the debt of a subsidiary in exchange for forgiveness of debt (See Note 11).

   In December 1993, the Company exchanged various debt obligations to the State of Michigan Retirement System for a note receivable with a net book value of $3.8 million, 60,000 shares of ERLY common stock, $100,000 cash and a new note for approximately $800,000, resulting in an extraordinary gain of $897,000 (See Note 18).



See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------

                                                                                        Cumulative
                                                      Additional         Retained         Foreign             Total
                             Common Stock              Paid-in           Earnings         Currency         Stockholders'
                        Shares        Dollars          Capital          (Deficit)       Adjustments          Equity
- -------------------------------------------------------------------------------------------------------------------
BALANCE
April 1, 1992        3,129,513    $ 3,130,000         $12,993,000      ($15,446,000)    ($  656,000)     $   21,000

Net income (loss)                                                        (8,673,000)                     (8,673,000)
Foreign currency
  adjustments                                                                              (293,000)       (293,000)
Common stock
  issued                57,443         57,000              88,000                                           145,000
Accretion of
  redeemable
  common stock                                           (394,000)                                         (394,000)
                    ----------    ----------------------------------------------------------------------------------
BALANCE
March 31, 1993       3,186,956      3,187,000          12,687,000        (24,119,000)      (949,000)     (9,194,000)

Net income                                                                17,669,000                     17,669,000
Foreign currency
  adjustments                                                                              (398,000)       (398,000)
Common stock
  issued               187,809         60,000             651,000                                           711,000
Accretion of
  redeemable
  common stock                                           (394,000)                                         (394,000)
Reclassification
  to reflect
  reduction in
  par value
  of ERLY
  common stock                     (3,213,000)          3,213,000
                    ----------    ----------------------------------------------------------------------------------
BALANCE
March 31, 1994       3,374,765         34,000          16,157,000         (6,450,000)    (1,347,000)      8,394,000

Net income                                                                 9,275,000                      9,275,000
Foreign currency
  adjustments                                                                               (45,000)        (45,000)
Common stock
  issued                43,507                            250,000                                           250,000
Accretion of
  redeemable
  common stock
  warrants                                                                (1,075,000)                    (1,075,000)
                    ----------    ----------------------------------------------------------------------------------
BALANCE
March 31, 1995       3,418,272    $    34,000         $16,407,000         $1,750,000    ($1,392,000)    $16,799,000
                    ==========    ====================================================================================



See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation--The accompanying consolidated financial statements include the accounts of ERLY Industries Inc. and its subsidiaries (the "Company" or "ERLY"). All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated. As discussed in Note 2, substantially all of the assets and liabilities of ERLY's wholly owned subsidiary, Comet Rice, Inc. ("Comet"), were acquired by American Rice, Inc. ("ARI") on May 26, 1993, in a transaction accounted for as a reverse acquisition by its subsidiary, Comet. Prior to the transaction, ERLY owned 48% of the voting rights of ARI, and its investment in ARI was accounted for using the equity method. ERLY's equity in ARI's net results of operations was reflected as investment income or loss in ERLY's consolidated statements of operations. As a result of the transaction, ERLY's ownership increased to 81% of the voting rights of ARI; therefore, beginning in June 1993, ARI's balance sheet and results of operations are consolidated with ERLY's with appropriate adjustments to reflect minority interest of 19%.

Cash and cash equivalents--Cash and cash equivalents include cash on hand and highly liquid debt instruments purchased with a maturity of three months or less.

Inventories--Inventories are accounted for by the first-in, first-out (FIFO) method or market, if lower. Inventory cost includes direct materials, direct labor and manufacturing overhead. Market value is determined by deducting the costs of disposition from estimated selling prices.

The Company, from time to time, buys and sells futures and options contracts as an operational tool to manage its inventory position. Gains and losses on contracts that meet defined criteria are recognized upon completion of the transaction, while gains and losses from all other current contracts are recognized in the period in which the market value of the contracts change.

Property, plant and equipment--Property, plant and equipment are stated at cost and are depreciated, using the straight-line method of depreciation over the estimated useful lives of the related assets as follows: buildings and improvements--10 to 45 years; machinery and equipment--3 to 25 years; and, leasehold improvements--the lesser of useful life or lease term.

Other assets--Included in other assets are trademarks and tradenames which are being amortized on a straight line basis over 40 years and deferred costs related to long-term debt and subordinated debentures which are being amortized over the respective terms of the related debt. The Company utilizes estimated future undiscounted cash flows to evaluate any possible impairment of trademarks and tradenames.

Federal and state income taxes--Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Fair value of financial instruments--The Company's financial instruments consist primarily of cash, trade accounts and notes receivable, accounts payable and debt instruments. The book values of cash, trade receivables and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The book value of debt instruments is considered to approximate the fair value as the interest rates of such instruments are based on the prime rate.

Earnings per share--Primary earnings per share are based on the weighted average number of: (1) common shares, and (2) dilutive common share equivalents (consisting of stock options and warrants) outstanding during each year. Fully diluted earnings per share assumes conversion of a convertible note payable, unless conversion would be antidilutive.

Reclassifications--Certain reclassifications have been made to prior year consolidated financial statements to conform to current year presentation.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 2 - ACQUISITION OF COMET RICE, INC. BY AMERICAN RICE, INC.

American Rice, Inc. is a public company involved in all phases of rice processing, packaging and marketing. Pursuant to a reorganization, which was consummated in April 1988, ARI acquired all of the assets of an agricultural cooperative in exchange for approximately 52% of ARI's outstanding voting stock. The remaining 48% of ARI's voting stock was acquired by ERLY's wholly owned subsidiary, Comet Rice, Inc., at a cost of $20 million cash. The cost was allocated first to 48% of ARI's equity ($11,610,000) and the remainder to ARI's Houston, Texas property.

The investment in ARI was accounted for under the equity method and was adjusted by Comet's equity interest in the results of ARI's operations, which resulted in income (loss) to Comet of $426,000 and ($1,630,000) for the years ended March 31, 1994 and 1993, respectively. Included in 1993 is a $3,190,000 write-down of the portion of Comet's investment in ARI attributed to the Houston property.

On May 26, 1993, ARI consummated a transaction (the "Acquisition") to acquire substantially all of the assets of Comet (except the ARI capital stock owned by Comet) and assume all of Comet's liabilities. In connection with the Acquisition, ERLY succeeded to the ARI stock held by Comet upon the liquidation of Comet.

Pursuant to the Acquisition, in exchange for the assets acquired from Comet, ARI issued to Comet 2.8 million shares (as adjusted for a one-for-five reverse stock split for all issues of common and preferred stock effective September 1994) of a newly created Series B $1 par value preferred stock. Each share of Series B Preferred Stock provides for annual cumulative, non-participating dividends of $1.85, is convertible into two shares of ARI common stock, is entitled to two votes, and has a liquidation preference of $5.00 per share. The Series B Preferred Stock carries an aggregate dividend of approximately $5.2 million per year. The current ARI loan agreements prohibit the payment of any dividends and do not provide any basis on which the lenders would approve a dividend payment. As a result of the Acquisition, ERLY holds 81% of the combined voting power of ARI stock outstanding after the Acquisition.

Since ERLY, the sole shareholder of Comet at the time of the Acquisition, owned the larger portion of the voting rights in the surviving corporation, the Acquisition was accounted for as a reverse step acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control from 48% to 81%. The fair value of ARI was estimated to be approximately $35 million based upon a valuation study by an investment banker. Comet's net assets were revalued in ERLY's consolidated financial statements to the extent that Comet was acquired by the minority shareholders of ARI. This resulted in a gain of $11.8 million and an $11.6 million increase in the carrying value of Comet assets. This increase was attributed to Comet's Maxwell, California facility, now owned by ARI. It is being depreciated over 30 years (buildings and improvements) and 15 years (machinery and equipment). Depreciation expense relating to this step-up was $575,000 and $479,000 for the years ended March 31, 1995 and 1994, respectively.

NOTE 3 - INVENTORIES

A summary of inventories at March 31, 1995 and 1994 follows:

                                         1995                  1994
                                    --------------        --------------
Raw materials                         $35,615,000            $28,182,000
Finished goods                         20,407,000             35,114,000
- ------------------------------------------------------------------------
                                      $56,022,000            $63,296,000
========================================================================

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at March 31, 1995 and 1994 follows:

                                          1995              1994
                                     --------------     -------------
Land                                 $    594,000        $    506,000
Buildings and improvements             30,095,000          29,380,000
Machinery and equipment                48,706,000          45,382,000
- ---------------------------------------------------------------------
                                       79,395,000          75,268,000
Less accumulated depreciation
  and amortization                    (24,875,000)        (20,234,000)
- ---------------------------------------------------------------------
                                      $54,520,000         $55,034,000
=====================================================================

Depreciation expense was $5,099,000 (1995), $4,768,000 (1994) and $2,501,000
(1993).

NOTE 5 - ASSETS HELD FOR SALE - LONG-TERM

The consolidated balance sheets include assets held for sale classified as long-term of $21 million at March 31, 1995. This includes 39 acres of land in Houston, Texas, held for sale by ARI ($19 million) and the remaining net assets of the Company's discontinued winery operations ($2 million) which management intends to dispose of in an orderly manner. In 1995 the Company provided a $1.0 million reserve for impairment on the Company's remaining assets of its wine operations included in assets held for sale.

ARI's Board of Directors previously adopted a resolution authorizing its management to sell the Houston property. Management has had conversations with developers interested in the property, however, no decision has yet been made about how to market the property. Management's intention is an orderly, outright sale to a third party rather than to develop the property. However, ARI might consider some form of joint venture with a developer in order to maximize the property's value. ARI has the ability and intent to hold the property over a normal marketing period. The proceeds of any such sale, when and if it occurs, are required by the terms of ARI's debt agreements to be used to reduce debt.

NOTE 6 - OTHER ASSETS

Other assets at March 31, 1995 and 1994 consist of the following:

                                          1995              1994
                                     --------------     -------------
Trademarks and tradenames             $14,361,000         $14,360,000
Deferred debt issue costs               5,274,000           4,966,000
Other                                     916,000             662,000
- ---------------------------------------------------------------------
                                       20,551,000          19,988,000
Less accumulated amortization:
  Trademarks and tradenames            (1,799,000)         (1,389,000)

  Deferred debt issue costs            (3,718,000)         (1,598,000)
- ---------------------------------------------------------------------
                                      $15,034,000         $17,001,000
=====================================================================


ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE

The Company and its subsidiaries have utilized short-term lines of credit with commercial banks in addition to other short-term loans. Interest expense on notes payable to banks and on other short-term borrowings amounted to $4,980,000
(1995), $3,237,000 (1994) and $3,501,000 (1993).

A comparison of information relating to the Company's lines of credit for the years ended March 31, 1995, 1994 and 1993 follows:

                                                     1995            1994           1993
                                                     ----            ----           ----
Average during the year:
  Short-term borrowings                         $31,739,000      $53,494,000    $69,238,000
  Weighted average interest
    rate*                                              9.50%           7.87%          8.10%
  Average bank prime rate                              7.84%           6.00%          6.13%
At March 31:
  Lines of credit and short-term loans,
    subject to collateral availability          $62,438,000*     $66,003,000    $82,850,000
  Short-term borrowings                         $41,883,000*     $49,273,000    $62,359,000
  Average interest rate                               10.89%           8.29%          7.52%
  Bank prime rate                                      9.00%           6.00%          6.00%

Unused short-term
    borrowing capacity                           $14,989,000     $ 4,904,000    $   800,000

Maximum month-end
  short-term borrowings
  during the year                                $43,964,000     $62,236,000    $76,454,000

*Based on outstanding borrowings

Substantially all receivables, inventories, property, plant and equipment and the capital stock of American Rice, Inc., Chemonics Industries, Inc., Chemonics International, Inc. and ERLY Juice Inc. are pledged as collateral on notes payable and certain other long-term obligations.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
NOTE 8 - INCOME TAXES

The provision for income taxes is composed of the following:


                                            YEARS ENDED MARCH 31,
                                ----------------------------------------
                                   1995             1994            1993
                                   ----             ----            ----
Currently payable
  Federal                       $  183,000       $     --        $    --
  State                            802,000        206,000          2,000
  Foreign                          420,000        110,000        379,000
- ------------------------------------------------------------------------
Total provision                 $1,405,000       $316,000       $381,000
========================================================================



The pre-tax income (loss) from continuing operations (before discontinued operations, extraordinary items and minority interest) related to domestic and foreign operations is as follows:

                                          YEARS ENDED MARCH 31,
                                ----------------------------------------
                                   1995            1994         1993
                                   ----            ----         ----
Domestic                       $ 8,937,000    $14,790,000   ($11,293,000)
Foreign                          1,121,000        291,000        685,000
- ------------------------------------------------------------------------
Total                          $10,058,000    $15,081,000   ($10,608,000)
========================================================================



The reconciliation of the Company's effective tax rate on continuing operations to the statutory federal tax rate is as follows:

                                          YEARS ENDED MARCH 31,
                               -----------------------------------------
                                 1995              1994         1993
                                 ----              ----         ----
Federal rate                      35%               35%         (34%)
State taxes                        8                 1
Foreign taxes                      4                              1
Other                              1                 7
Change in valuation allowance    (34)              (41)          38
- ------------------------------------------------------------------------

Effective tax rate                14%                2%           5%
========================================================================

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
NOTE 8 - INCOME TAXES (CONTINUED)

The tax effect of the temporary differences and carryforwards which give rise to deferred tax assets and liabilities at March 31, 1995 and 1994 are as follows:

                                                   1995               1994
                                                   ----               ----
Deferred tax assets:
  Allowance for doubtful accounts
    and other reserves                      $  2,212,000       $  3,637,000
  Net operating loss carryforwards            14,922,000         16,873,000
  Other                                        1,712,000          2,588,000
Deferred tax liabilities:
  Difference in basis of property            (16,281,000)       (16,980,000)
  Other                                          (38,000)          (178,000)
- ----------------------------------------------------------------------------
  Subtotal                                     2,527,000          5,940,000

Valuation allowance                           (2,527,000)        (5,940,000)
- ----------------------------------------------------------------------------
Net deferred tax asset (liability)           $        --        $        --
============================================================================

Subsequent to the Acquisition, ARI's current taxable income or loss is included in ERLY's consolidated federal income tax return. Under the terms of the tax sharing agreement between ARI and ERLY, ARI will pay to or receive from ERLY the amount of income taxes currently payable or refundable computed as if ARI filed its annual tax return on a separate company basis. The tax sharing agreement provides that ERLY will receive the benefit of any pre-Acquisition tax net operating loss carryforwards generated by Comet.

The Company and certain subsidiaries file consolidated federal income and combined state franchise tax returns. The Company has provided a valuation allowance for the benefits of operating loss carryforwards in excess of net deferred tax liabilities. At March 31, 1995, the Company has net operating loss carryforwards for federal tax reporting purposes of approximately $44 million, which expire at various dates, primarily in years 2002 through 2008.

The Company's California franchise tax returns for fiscal years 1979 through 1989 are currently under examination by the California Franchise Tax Board (FTB) which has issued notices of proposed assessments for certain of those years. The Company has formally protested various positions taken by the FTB and believes that a majority of the Company's positions will be upheld. Management believes that adequate provisions for income taxes have been made and that the ultimate outcome of this matter will not have a material adverse effect on the Company.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 9 - LONG-TERM AND SUBORDINATED DEBT

A schedule of outstanding long-term and subordinated debt at March 31, 1995 and 1994 follows:

                                                  1995            1994
                                                  ----            ----
Long-term debt:
  ARI term loans (See below)                  $54,352,000      $61,100,000
  ERLY Juice Inc. term debt due 1996,
    interest at bank prime rate
    plus 2% (See below)                         8,578,000
  Term loans due 2008, interest
    at 6%                                       3,000,000        3,000,000
  Convertible note payable to
    officer, due 1996, interest
    at bank prime rate plus 2%                  1,000,000        1,000,000
    (See Note 12)
  Term debt, interest
    at 12%                                                       1,000,000
  Various obligations with maturities
    to 2001, interest rates ranging from
    10% to 12%                                  1,391,000        1,871,000
  Less current portion of
    long-term debt                             (6,810,000)      (7,379,000)
- --------------------------------------------------------------------------
                                              $61,511,000      $60,592,000
==========================================================================

Subordinated debt:
  12-1/2% subordinated sinking
    fund debentures                            $7,670,000      $ 8,880,000
  Less current portion of
    subordinated debt                          (1,000,000)      (1,567,000)
- --------------------------------------------------------------------------
                                               $6,670,000      $ 7,313,000
==========================================================================


Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends.

As a result of the discontinuation of the juice operations (See Note 17), there remains at March 31, 1995 $8.6 million principal (plus accrued interest of $.6 million) of ERLY Juice's obligation to ING Capital which the Company guaranteed. Under the terms of the guarantee, ERLY was required to paydown the remaining debt within one year (by December 21, 1994) or ING Capital could declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. At March 31, 1994, this debt was included in notes payable. In February 1995, the Company completed an agreement with ING Capital which extended the due date to April 1996 in order to complete the sale of assets or other refinancings in an orderly manner, and accordingly, the debt is classified as long- term at March 31, 1995.

The term loans at ARI mature on December 31, 1997 and require annual principal repayments of $6.6 million, $17.7 million and $30.1 million in fiscal years ending March 31, 1996, 1997 and 1998, respectively. Interest rates on the loans range from prime plus 3% to prime plus 5% through May 31, 1995, increasing to a range of prime plus 6% to prime plus 8% by June 1997. Terms of the loans preclude dividend payments, restrict investments and capital expenditures and require the maintenance of certain financial covenants. These loans are collateralized by substantially all of ARI's property, plant and equipment and trademarks and have junior liens on collateral for the revolving credit line. ARI is required to maintain a minimum net book value, working capital and certain financial ratios by its lenders. ERLY is a guarantor for all of the ARI debt and the loan agreements contain certain restrictive covenants applicable to ERLY. Consequently, the ARI debt contains cross default provisions with the debt of ERLY. In addition, 2.6 million shares of ARI Series B preferred stock were pledged by ERLY as collateral for the loans.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 9 - LONG-TERM AND SUBORDINATED DEBT (CONTINUED)

The Company's 12-1/2% Subordinated Sinking Fund Debentures due in 2002 require sinking fund payments of $1 million annually through 2001 and $670,000 in 2002. These debentures were issued in fiscal years 1994 and 1995 in exchange for debentures which matured on December 1, 1993.

Principal maturities on ERLY's long-term and subordinated debt are as follows:
1996--$7,810,000; 1997--$28,480,000; 1998-- $31,324,000; 1999--$1,231,000;
2000--$1,239,000; thereafter--$5,907,000.

Interest expense on long-term and subordinated debt amounted to $10,888,000
(1995), $8,853,000 (1994) and $4,017,000 (1993).

NOTE 10 - MINORITY INTEREST

ERLY owns 81% of ARI's voting interests through ownership of ARI's common stock and convertible preferred stock. ERLY's 81% interest in ARI consists of the following securities of ARI (as adjusted for a one-for-five reverse stock split for all issues of common and preferred stock effective September 1994):

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

ARI also issued a Series C Preferred Stock to third parties which does not have voting or conversion rights but does have an annual cumulative dividend of $750,000. The Series A, Series B and Series C Preferred Stocks are unique securities with preferential rights which are superior to common stock rights.

The Minority Interest of ARI in ERLY's consolidated financial statements represents the 68% of the common stock of ARI which ERLY does not own and the Series C Preferred Stock, for a total of 19% of the voting interest in ARI on a fully converted basis.

The earnings or losses of ARI are allocated between ERLY and the minority interest in accordance with the underlying terms of the various securities, rather than allocation based on voting ownership of the subsidiary. No conversion is assumed in the case of convertible preferred stocks for purposes of this calculation, even though conversion may occur at any time at the option of ERLY.

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred stock dividend requirements was ($645,000) and $2.6 million in 1995 and 1994, respectively. ERLY also earned Series B Preferred dividends of $5.2 million in 1995 and $4.3 million from the date of the Acquisition to the end of fiscal year 1994.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 10 - MINORITY INTEREST - (CONTINUED)

The Minority Interest reflected on the balance sheets represents: (1) original investment in the equity of ARI on a historical cost basis on the part of the Minority Interest, (2) an entry to record the acquisition by the Minority Interest of a partial interest in Comet Rice, Inc. as of May 26, 1993 as described in Note 2, and (3) the effects of the allocation of ARI's earnings and losses from May 26, 1993 based on the ownership terms of the various equity securities of ARI as previously described. Minority Interest does not represent actual amounts distributable to minority shareholders. Amounts, if any, ultimately distributable to minority shareholders will depend on the ownership interests which exist at such time as distributions are made, including the potential conversions of convertible securities and potential issuance or retirement of other securities. The timing of distributions and conversions, if any, is at the discretion of ERLY, since ERLY owns 81% of the voting interest in ARI.

NOTE 11 - REDEEMABLE COMMON STOCK AND COMMON STOCK WARRANTS

In connection with the discontinuation of the Company's juice business in December 1993 (see Note 17), the Company issued warrants to acquire up to 10% of ERLY's common stock at $.01 per share. Warrants for 5% of ERLY's stock became exercisable on April 30, 1994 and warrants for the other 5% become exercisable on April 30, 1995. All of these warrants expire on April 30, 1998. The warrants are subject to a redemption provision at the option of the holder at the current market value of ERLY's stock. When issued, the warrants were valued at $1.4 million ($3.50 per share) and included in accrued liabilities. The warrants have been reclassified in the accompanying balance sheets and reflected as redeemable common stock warrants, resulting in a reclassification from current liabilities of $1.4 million at March 31, 1994.

In conjunction with the extension of the ERLY Juice debt in February 1995 (see
Note 9), the Company issued additional warrants to purchase 5% of ERLY's common stock at $.01 per share. These warrants become exercisable on April 1, 1996, expire in 2004 and will be canceled if the ERLY Juice debt plus accrued interest is repaid by April 1, 1996. At the same time, the warrants issued in 1993 were amended to include a call feature, under which the Company could repurchase the warrants at a price of $8.75 per share, assuming the ERLY Juice debt is repaid before April 1, 1996, the expiration date of the call feature. The call feature also eliminates the redemption provision, until the call period expires.

In June 1995, the February extension was amended to reduce the $8.75 call price per share to $5.50 per share if the ERLY Juice debt is repaid before September 30, 1995. In such event, the call feature will be extended through September 30, 1996. The Company intends to repay the ERLY Juice debt by September 30, 1995 and exercise its call option prior to September 30, 1996 and, accordingly, at March 31, 1995 has recorded the warrants at the net obligation of $2,512,000. If the ERLY Juice debt is not repaid in accordance with the agreements discussed above, or the call option is not exercised, the Company would have outstanding warrants to purchase approximately 771,000 shares of common stock at $.01 per share, all of which would be subject to redemption at the current market price of ERLY's stock.

In fiscal 1992, ERLY issued 300,000 shares of ERLY common stock in exchange for $5.4 million of debt. In conjunction with this transaction, ERLY entered into an agreement to repurchase all of such stock at a price of $6 per share, at the option of the stockholder, over a four-year period beginning January 1, 1994. These shares are classified as redeemable common stock in the consolidated balance sheets. At issuance, the shares were recorded at their fair market value of $1,012,000. The difference between the fair value of the common stock at issuance and its redemption value was accreted through charges to paid-in capital of $394,000 in 1994 and 1993.

NOTE 12 - STOCKHOLDERS' EQUITY

In addition to the redeemable warrants issued to ING Capital described in Note 11, the Company has issued warrants to purchase 10,000 shares at $3.38 per share which expire in September 1998 and warrants to purchase 258,000 shares at $5.85 per share which expired in May 1995.

Included in long-term debt is a $1 million note payable to D.A. Murphy, President of the Company. The note is convertible into ERLY common stock at a conversion price of $3.75 per share.

In November 1993, ERLY shareholders approved an amendment to the Articles of Incorporation which reduced the par value of ERLY common stock from $1.00 per share to $.01 per share. A reclassification of $3.2 million was made from common stock to paid-in capital to reflect this change.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

Six thousand shares of $100 par value preferred stock are presently authorized but unissued.

In 1982, the Company adopted an Incentive Stock Option Plan (the "Plan"), under which 250,000 shares of ERLY common stock were reserved for the granting of options to key employees. The Plan had a term of 10 years and expired in 1992. The expiration of the Plan has no effect on outstanding options. The purchase price for shares could not be less than the market value of the shares at the date of grant. The options were exercisable 25% a year over a four-year period beginning one year after the date of issuance. Options generally expire ten years from the date of grant.

The following table summarizes the activity in stock options under the Plan for the three years ended March 31, 1995:

                                         NUMBER OF          EXERCISE PRICE
                                          OPTIONS             PER OPTION
                                         ----------         --------------
Outstanding at March 31, 1992               147,342          $3.73 - $4.51
  Granted                                      -
  Exercised                                    -
  Canceled or expired                       (24,158)                 $4.35
- --------------------------------------------------------------------------
Outstanding at March 31, 1993               123,184          $3.73 - $4.51
  Granted                                      -
  Exercised, canceled or expired               -
- --------------------------------------------------------------------------
Outstanding at March 31, 1994               123,184          $3.73 - $4.51
  Granted                                      -
  Exercised                                  (8,053)                 $3.73
  Canceled or expired                          -
- --------------------------------------------------------------------------
Outstanding at March 31, 1995               115,131                  $4.51
==========================================================================

Exercisable at March 31, 1995               115,131
===================================================


NOTE 13 - NATURE OF THE BUSINESS - SEGMENT INFORMATION

The Company operates principally in three industries - rice processing, packaging and marketing; international consulting; and, the manufacture and sale of forest fire retardant chemicals.

The Company purchases and processes rough rice into branded and commodity rice for sale in both international and domestic markets. Demand for branded rice products, which accounts for approximately 60% of the Company's net sales, is relatively constant and margins are typically higher than those for commodity rice sales. Demand for commodity rice products, which accounts for approximately 40% of the Company's net sales, is relatively constant globally, but demand for U.S. grown commodity rice is dependent upon supply and its cost relative to other sources of supply. Supply and costs for both branded and commodity products depend on many factors including governmental actions, crop yields and weather, and such factors can persist through one or more fiscal years.

ARI's exposure to foreign currency fluctuations is not material. This is because ARI requires most sales to foreign customers, with the exception of a few well established accounts which are not material, to be priced in U.S. dollars, payable by irrevocable letters of credit and confirmed by a major bank prior to shipment.

The Company's international consulting activities ("Consulting") include technical assistance and related services to a variety of countries worldwide, principally under contracts with the Agency for International Development. The forest fire retardant chemical business ("Fire-Trol") primarily consists of sales to the U.S. and Canadian forest services and the volume of its activities can vary significantly from year to year based upon fire and weather conditions.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 13 - NATURE OF THE BUSINESS - SEGMENT INFORMATION (CONTINUED)

The Company's sales, operating profit and other financial data by industry segment for the three years ended March 31, 1995 follow:

                                                                           YEARS ENDED MARCH 31,
                                                  -----------------------------------------------------------------
                                                          1995                   1994                   1993
                                                          ----                   ----                   ----
                                                       $         %             $        %             $         %
                                                       -         -             -        -             -         -
Net sales                                                                    (IN THOUSANDS)
  Export sales - Rice
    Middle East                                    $91,449                $ 89,782               $ 46,209
    Caribbean, Mexico and South America             84,806                  38,935                 32,744
    Asia                                            49,963                  42,838                    670
    Europe                                          13,632                   6,260                 10,593
    Africa                                           3,864                   4,012                  2,114
    Other                                               65                      13                     88
- ------------------------------------------------------------------------------------------------------------------
                                                   243,779      53%        181,840      54%        92,418       42%
  Domestic sales
    Rice                                           129,271      28         102,624      31         77,199       35
    Consulting                                      63,546      14          41,944      13         37,185       17
    Fire-Trol                                       23,003       5           8,416       2         12,629        6
- ------------------------------------------------------------------------------------------------------------------
      Total                                       $459,599     100%       $334,824     100%      $219,431      100%
==================================================================================================================

Income (loss) from
  continuing operations
  before taxes on income,
  extraordinary items
  and minority interest
    Rice                                           $18,501                $ 16,002               ($   316)
    Consulting                                       4,920                   1,508                  1,539
    Fire-Trol                                        5,348                    (173)                 1,507
- ------------------------------------------------------------------------------------------------------------------
      Operating profit                              28,769                  17,337                  2,730

    General corporate expense                       (2,490)                 (2,185)                (1,091)
    Interest expense                               (15,868)                (12,090)                (7,518)
    Interest income                                    451                     381                    610
    Other income (loss)                                196                    (556)                   291
    Investment income (loss)                                                   426                 (1,630)
    Gain on sale of partial
      interest in subsidiary                                                11,768
    Write-down of plant facilities*                 (1,000)                                        (4,000)
- ------------------------------------------------------------------------------------------------------------------
                                                   $10,058                 $15,081               ($10,608)
==================================================================================================================


* Fiscal year 1993 includes a $4 million loss on write-down of rice facility (See Note 18). Fiscal year 1995 includes a $1 million write-down on the Company's remaining wine assets.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 13 - NATURE OF THE BUSINESS - SEGMENT INFORMATION (CONTINUED)

                                                 YEARS ENDED MARCH 31,
                               --------------------------------------------------------------
                                 1995                  1994                    1993
                                 ----                  ----                    ----

                                                   (IN THOUSANDS)
Identifiable assets
  Rice                         $187,994               $186,141               $ 74,325
  Consulting                     21,748                 14,753                 13,282
  Fire-Trol                       8,455                  6,713                  8,413
  Corporate                       3,381                  4,686                  4,386
  Discontinued operations:
    Juice                           134                    720                 45,897
    Other                         2,515                  3,782*                 4,210*
  Intercompany eliminations     (17,169)               (17,645)               (15,413)
- -------------------------------------------------------------------------------------
    Total                      $207,058               $199,150               $135,100
=====================================================================================


 * Net of reserve of $518,000 and $1.6 million at March 31, 1994 and 1993, respectively.


Depreciation and amortization
  Rice                         $  6,981                 $5,562                 $1,991
  Consulting                        236                    290                    202
  Fire-Trol                         391                    447                    510
  Corporate                          19                    198                    113
- -------------------------------------------------------------------------------------
    Total                      $  7,627                 $6,497                $ 2,816
=====================================================================================

Capital expenditures
  Rice                         $  3,562                 $2,844               $  2,651
  Consulting                        493                     27                    455
  Fire-Trol                         546                    301                    273
  Corporate                                                 12
  Juice                                                    119                  1,821
- -------------------------------------------------------------------------------------
    Total                      $  4,601                 $3,303               $  5,200
=====================================================================================


NOTE 14 - PROFIT-SHARING PLAN

The Company has a defined contribution profit-sharing plan covering substantially all of its employees. The Company makes a mandatory 1% matching contribution to the plan on a monthly basis and an annual contribution solely at the discretion of the Board of Directors. Total profit-sharing plan expense was $1,407,000 (1995), $424,000 (1994) and $410,000 (1993).

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation in the ordinary course of business. It is the opinion of management that resolution of such litigation will not have a material adverse effect on the Company.

The Company's subsidiary, Chemonics Industries, Inc., has operated in the chemical and pesticide business and has potential liability for the correction of environmental contamination relating to certain of its property. Chemonics has contracted with an independent laboratory to perform sample testing and provide consultation to assess various cleanup options available. The estimated costs of such remedies are not presently determinable because the extent and scope of the cleanup required is unknown and the method by which such cleanup can be accomplished is under investigation. Management does not believe, however, that the costs associated with this matter will have a material adverse effect on the financial condition of the Company.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company and its subsidiaries are obligated under operating leases for plant facilities and equipment. Aggregate minimum rental commitments under operating leases with noncancellable terms of more than one year are as follows:

Year ending March 31,
- ------------------------------------------------------------------

1996                                                    $4,325,000
1997                                                     3,668,000
1998                                                     2,573,000
1999                                                     2,093,000
2000                                                       750,000
Thereafter                                              16,643,000
- ------------------------------------------------------------------
                                                       $30,052,000
==================================================================

Total rental expense amounted to $5,589,000 (1995), $3,846,000 (1994) and
$2,515,000 (1993). Certain leases provide for options to renew and for payment of taxes, insurance and maintenance costs.

NOTE 16 - LIQUIDITY

A plan to improve liquidity, reduce term debt and overcome financial limitations was initiated by ERLY in 1989. This plan has resulted in a substantial restructuring of the Company over the past several years. A summary of the more significant events are as follows:

- -   In May 1993, ERLY increased its ownership in ARI from 48% to 81% and simultaneously refinanced its term debt and revolving credit lines (See Note
    2).

- -   During fiscal years 1992 through 1994, the Company entered into a number of agreements and settlement arrangements with creditors of ERLY Juice which extinguished debt and resulted in extraordinary income (See Note 18).
    During fiscal 1994, ERLY sold the assets and discontinued the operations of its juice business (See Note 17). After discontinuation of the juice business, there remains an $8.6 million (plus accrued interest) obligation to ING Capital which the Company guaranteed in conjunction with a $6 million reduction in ERLY Juice obligations (See Note 9).

- -   In July 1992, Comet's Greenville, Mississippi rice facility was sold through foreclosure sale and in conjunction therewith, the Company eliminated the related non-recourse debt of $16 million and the related property (See Note
    18).

- -   During fiscal 1990, the Company discontinued its operations in the wine business. During fiscal 1993, one of the remaining three winery facilities was sold, and the remaining facilities are currently held for sale (See Note
    5).

At March 31, 1994, the Company was in default on certain of the bank debt covenants at its Chemonics subsidiary and the Company had the obligation to ING Capital related to ERLY Juice due in fiscal 1995 which it was unable to meet without selling assets or refinancing such indebtedness. Since that time, the Company has refinanced the debt at its Chemonics subsidiary and is currently in compliance with all debt covenants. The Company has also extended the maturity of the ING Capital obligation to April 1996 in order to provide adequate time to arrange alternative financing. The Company is currently in negotiations with various lending sources to refinance its term debt, including the ING Capital obligation, and its revolving credit arrangements on more favorable terms. There can be no assurance that such refinancing will be available on terms satisfactory to the Company.

NOTE 17 - DISCONTINUED OPERATIONS - DISPOSITION OF JUICE BUSINESS

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida for $11.9 million. This transaction resulted in a loss of $2.7 million. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. This resulted in a gain of $5.6 million which is reflected as extraordinary income.

In December 1993, Eau Claire Packing Company, a wholly owned subsidiary of ERLY operating in the juice business, sold its manufacturing facility located in Eau Claire, Michigan, together with the inventory, accounts receivable and certain trademarks associated with the plant facility. The Company received approximately $5.1 million for the plant facility and the related assets.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 17 - DISCONTINUED OPERATIONS - DISPOSITION OF JUICE BUSINESS (CONTINUED)

ERLY Juice, also sold trademarks, inventory and accounts receivable for approximately $3.3 million. The purchase price was paid in cash at the closing. The net proceeds from both sales were used to paydown debt to the State of Michigan Retirement System and ING Capital as required by each Company's respective secured loan agreements.

In connection with the payment on the ING debt and the issue of stock purchase warrants to obtain up to 10% of ERLY's stock at $.01 per share, ING agreed to a $6 million write-down in the amount of total debt. In exchange, ERLY also guaranteed the remaining balance of the obligations owed by ERLY Juice to ING. The amount of the ERLY Juice obligation to ING immediately prior to the transaction was approximately $17.1 million and, after application of the write down and amounts paid, the current amount of the debt is approximately $8.6 million (which is included in long-term debt at March 31, 1995) plus accrued interest. Under the terms of the guarantee, ERLY is required to pay down the remaining $8.6 million of debt (plus accrued interest) by April 1996 or ING may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc.

As a result of the sales of the above assets, ERLY has no operating assets or continuing operations remaining in the juice business. It is ERLY's intention to liquidate the remaining assets of ERLY Juice for the benefit of the ERLY Juice creditors. At March 31, 1995, the consolidated balance sheet includes remaining assets from the juice business of $134,000, remaining liabilities of $1.7 million and the ING Capital debt and related accrued interest of $9.2 million.

The results of ERLY's juice business have been reported separately as discontinued operations in the consolidated statements of operations. Summarized results of ERLY Juice for the years ended March 31, 1994 and 1993 were as follows:

                                    1994                   1993
                                    ----                   ----
Net sales                      $31,337,000            $82,213,000
Costs and expenses             (34,744,000)           (83,652,000)
Interest expense                (1,841,000)            (3,533,000)
- -----------------------------------------------------------------

Loss from discontinued
  operations                  ($ 5,248,000)          ($ 4,972,000)
=================================================================

Loss on disposal              ($ 3,562,000)           $      --
=================================================================


ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 18 - EXTRAORDINARY ITEMS

The Company had the following extraordinary items for the years ended March 31, 1994 and 1993:

                                                   1994                 1993
                                                   ----                 ----
Gain on extinguishment of debt related to:

  American Rice, Inc.                           $10,270,000         $    --

  ERLY Juice Inc.                                 5,625,000           2,562,000

  The State of Michigan Retirement System           897,000

  Rice facility                                                       4,726,000
- -------------------------------------------------------------------------------
                                             $16,792,000             $7,288,000
===============================================================================

Fiscal year 1994 results include a gain on debt restructuring arising from the May 1993 refinancing of the combined indebtedness of ARI and Comet. ARI's former lenders agreed to a debt discount in the amount of $10,270,000. As additional consideration for the satisfaction of the existing indebtedness of ARI, 200,000 shares of the ARI Series B preferred stock were pledged by ERLY and ERLY issued $3 million of notes for the benefit of the former ARI lenders.

In December 1993, the Company exchanged various debt obligations to the State of Michigan Retirement System for a note receivable with a net book value of $3.8 million, 60,000 shares of ERLY common stock, $100,000 cash and a new note for approximately $800,000. This resulted in a gain of $897,000.

Due to continuing operating losses resulting from low margins, Comet ceased payments in January 1992 on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. In July 1992, the facility was sold through foreclosure sale and in conjunction therewith, the Company eliminated the related non-recourse debt of $16 million and the related property, plant and
equipment.   Prior to the disposition, the plant was written-down by $4,000,000 to its estimated fair market value. This write-down is included in results of continuing operations in fiscal 1993. The difference between the estimated fair market value of the facility and the amount of debt extinguished (net of estimated shut-down and relocation expenses) resulted in a gain of $4,726,000.

In fiscal year 1993, the Company entered into settlement arrangements with two creditors of ERLY Juice whereby $3.1 million of debt and accrued interest was satisfied in exchange for payments of $569,000 resulting in a combined gain of $2,562,000. During fiscal year 1994, ERLY Juice settled approximately $6.3 million of term debt and trade payables with a primary creditor in exchange for $650,000, resulting in a gain of $5,625,000.

NOTE 19 - SUBSEQUENT EVENT

The Company has an option to purchase a foreign and domestic green olive business for a purchase price of approximately $17 million. The Company is in the process of obtaining financing for the business and has made a non-refundable deposit of $700,000 which will be credited towards the purchase price if the tranasaction is completed by August 18, 1995.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                FISCAL YEAR 1995
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    -------------------------------------------------------------------
                                     1ST             2ND            3RD            4TH
                                     QUARTER        QUARTER        QUARTER        QUARTER        TOTAL
                                     -------        -------        -------        -------        -----
Net sales                           $121,262       $111,866       $120,397        $106,074     $459,599
Gross profit                        $  15,663      $ 18,033       $ 17,353        $ 15,648     $ 66,697

Income from continuing
  operations                        $  2,907       $  2,463       $  1,989        $  1,294     $  8,653
Minority interest                       (546)           595            382             191          622
                                    --------       --------       --------        --------     --------
Net income                          $  2,361       $  3,058       $  2,371        $  1,485     $  9,275
                                    ========       ========       ========       =========     ========

Earnings per share:
  Primary                           $    .56       $    .73       $    .55       $     .33     $   2.12
  Fully diluted                          .53            .69            .53             .31         2.00

Weighted average shares
  outstanding:
    Primary                            4,184          4,211          4,321           4,510        4,365
    Fully diluted                      4,451          4,478          4,588           4,803        4,697

Price range of common stock:
  High                              $  9-1/8       $ 10-1/4       $ 11-3/4         $12-1/8
  Low                                  4-1/8          8-1/4          8-3/8           7


ERLY INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                           FISCAL YEAR 1994
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                --------------------------------------------------------------------
                                   1ST            2ND            3RD           4TH
                                  QUARTER        QUARTER        QUARTER        QUARTER        TOTAL
                                  -------        -------        -------        -------        -----
Net sales                        $51,150         $84,600        $99,573         $99,501     $334,824
Gross profit                     $ 7,154         $12,879        $11,760         $18,941     $ 50,734

Income from continuing
  operations                     $11,189         $   858        $   379         $ 2,339     $ 14,765
Loss on discontinued
  operations                      (2,016)         (4,140)        (2,510)           (144)      (8,810)
Extraordinary income              10,270           5,625            897                       16,792
Minority interest                 (5,108)            156            291            (417)      (5,078)
                                 -------         -------        -------         --------    --------
Net income (loss)                $14,335         $ 2,499        $  (943)        $  1,778    $ 17,669
                                 =======         =======        =======         ========    ========

Primary income (loss)
  per share:
    Continuing operations*       $  2.81         $   .29        $   .19         $    .48    $   3.66
    Discontinued operations         (.58)          (1.19)          (.70)            (.04)      (2.41)
    Extraordinary income*           1.88            1.62            .25                         3.58
                                 -------         -------        -------         --------    --------
Net income (loss) per share      $  4.11         $   .72        $  (.26)        $    .44    $   4.83
                                 =======         =======        =======         ========    ========

Fully diluted income (loss)
  per share:
    Continuing operations*       $  2.61         $   .27        $   .19         $    .45    $   3.43
    Discontinued operations         (.54)          (1.10)          (.70)            (.03)      (2.24)
    Extraordinary income*           1.75            1.50            .25                         3.34
                                 --------        -------        -------         --------    --------
Net income (loss) per share      $   3.82        $   .67        $  (.26)        $    .42    $   4.53
                                 ========        =======        =======         ========    ========

Weighted average shares
  outstanding:
    Primary                         3,487           3,484          3,563           4,013       3,655
    Fully diluted                   3,754           3,751          3,563           4,280       3,922

Price range of common stock:
  High                           $  5-1/4           $4-1/2        $4-1/2          $5-1/2
  Low                               2-3/4            2-3/4           2             4-1/2



* Net of applicable minority interest.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
ERLY Industries Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of ERLY Industries Inc. and subsidiaries (the "Company") at March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the financial statement schedules listed in the Index at
Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Los Angeles, California
May 26, 1995

                  ITEM 14(A)2.  FINANCIAL STATEMENT SCHEDULES


                   ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
                SCHEDULE I - CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                     YEARS ENDED MARCH 31,
                                           ---------------------------------------

                                             1995           1994             1993
                                             ----           ----             ----
Corporate overhead expenses                ($2,490)      ($ 2,185)        ($ 1,091)
Income from subsidiaries                       878            909            1,092
Interest expense                            (1,487)        (1,508)          (1,517)
Interest income                                186            268              165
Other income                                    27             72                9
Gain on sale of partial interest
  in subsidiary                                            11,768
- ----------------------------------------------------------------------------------
Income (loss) before taxes on income
  and extraordinary item                    (2,886)         9,324           (1,342)

Taxes on income (benefit)                   (4,422)        (3,011)               2
- ----------------------------------------------------------------------------------
Income (loss) before
  extraordinary item                         1,536         12,335           (1,344)

Extraordinary item - gain on
  debt discount                                               897
- ----------------------------------------------------------------------------------

Income (loss) before undistributed
  earnings (losses) of subsidiaries          1,536         13,232           (1,344)
Undistributed earnings (losses)
  of subsidiaries                            7,739          4,437           (7,329)
- -----------------------------------------------------------------------------------

Net income (loss)                          $ 9,275        $17,669        ($  8,673)
==================================================================================


                   ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
                     SCHEDULE I - CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        MARCH 31,
                                            -------------------------------
                                                1995                  1994
                                                ----                  ----
ASSETS
Current assets:
  Cash                                       $   259               $    50
  Accounts receivable, net                                               5
  Other current assets                           332                     4
- --------------------------------------------------------------------------
    Total current assets                         591                    59
Intercompany receivable from
  Chemonics Industries, Inc.                   1,914                 3,261
Long-term notes receivable, net                  819                 1,019
Property, plant and equipment, net                13                    14
Investment in subsidiaries*                   46,836                39,399
Deferred income taxes                          6,724                 3,059
Other assets                                     141                   139
- --------------------------------------------------------------------------

                                             $57,038               $46,950
==========================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt of subsidiary
    guaranteed by parent                     $    --               $ 8,578
  Accounts payable and other
    current liabilities                        3,388                 2,912
  Current portion of long-term
    and subordinated debt                      1,083                 1,641
- --------------------------------------------------------------------------
    Total current liabilities                  4,471                13,131

Intercompany payable to
  American Rice, Inc.                         11,848                10,431
Debt of subsidiary
  guaranteed by parent                         8,578
Long-term debt                                 4,360                 4,444
Subordinated debt                              6,670                 7,313

Redeemable common stock
  and common stock warrants                    4,312                 3,237
Stockholders' equity:
  Common stock                                    34                    34
  Additional paid-in capital                  16,407                16,157
  Retained earnings (deficit)                  1,750                (6,450)
  Cumulative foreign currency
    adjustments                               (1,392)               (1,347)
- --------------------------------------------------------------------------

    Total stockholders' equity                16,799                 8,394
- --------------------------------------------------------------------------

                                             $57,038               $46,950
==========================================================================




*  Recorded at equity in net assets of subsidiaries.

                   ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
                SCHEDULE I - CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEARS ENDED MARCH 31,
                                                  ----------------------------------------
                                                      1995            1994            1993
                                                      ----            ----            ----
OPERATING ACTIVITIES:
  Net income (loss)                               $  9,275          $17,669        ($ 8,673)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Undistributed (earnings) losses
    of subsidiaries                                 (7,739)          (4,437)          7,329
  Depreciation and amortization                         19              198             113
  Provision for loss on receivables                    200                             (250)
  Gain on sale of partial interest
    in subsidiary                                                   (11,768)
  Extraordinary income - debt discount                                 (897)
  Change in assets and liabilities, net             (3,531)          (1,079)           (227)
- -------------------------------------------------------------------------------------------

NET CASH PROVIDED BY  (USED IN)
  OPERATING ACTIVITIES                              (1,776)            (314)         (1,708)

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                            (12)
  Collection on note receivable                                                       5,200
  Change in intercompany payables, net               2,764             (278)         (1,885)
  Other, net                                           256              602              46
- -------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                               3,020              312           3,361

FINANCING ACTIVITIES:
  Principal payments on long-term debt                 (84)                            (214)
  Principal payments on subordinated debt           (1,201)                          (1,360)
  Proceeds from sale of stock                          250               26             145
- -------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              (1,035)              26          (1,429)
- -------------------------------------------------------------------------------------------

INCREASE IN CASH DURING THE YEAR                       209               24             224
CASH, BEGINNING OF YEAR                                 50               26            (198)
- -------------------------------------------------------------------------------------------

CASH, END OF YEAR                                 $    259          $    50         $    26
===========================================================================================


                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  ADDITIONS
                                         ---------------------------
                        BALANCE AT       CHARGES TO         CHARGES            DEDUCTIONS         BALANCE AT
                         BEGINNING        COSTS AND         TO OTHER               FROM             END OF
DESCRIPTION              OF PERIOD         EXPENSES         ACCOUNTS           RESERVES(A)          PERIOD
- -----------              ---------         --------         --------           -----------          ------
Year ended
March 31, 1995
- --------------
Allowance for
  doubtful
  accounts              $1,865,000          $ 237,000       $  86,000           ($ 357,000)         $ 1,831,000
===============================================================================================================
Reserve for
  notes
  receivable            $     --            $ 200,000                                               $   200,000
===============================================================================================================
Reserve for
  discontinued
  businesses            $   518,000                                               ($  518,000)      $      --
===============================================================================================================


Year ended
March 31, 1994
- --------------
Allowance for
  doubtful
  accounts              $ 3,280,000         $3,247,000                          ($ 4,662,000)       $ 1,865,000
===============================================================================================================
Reserve for
  notes
  receivable            $   200,000                                              ($  200,000)       $      --
===============================================================================================================
Reserve for
  discontinued
  businesses             $1,582,000                                              ($1,064,000)       $   518,000
===============================================================================================================

Year ended
March 31, 1993
- --------------
Allowance for
  doubtful
  accounts              $  956,000         $2,474,000         ($   34,000)       ($  116,000)       $ 3,280,000
===============================================================================================================
Reserve for
  notes
  receivable            $2,000,000                                               ($1,800,000)       $   200,000
===============================================================================================================
Reserve for
  discontinued
  businesses            $2,189,000                                               ($  607,000)       $ 1,582,000
===============================================================================================================




(a) Uncollectible accounts written off to allowance for doubtful accounts; reduction of reserve for notes receivable in 1993 and, charges to reserve for discontinued businesses.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, ERLY Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ERLY INDUSTRIES INC.



                                        By /s/  Gerald D. Murphy
                                           -------------------------------------
                                         Gerald D. Murphy, Chairman of the Board
                                         (Chief Executive Officer)

                                        By /s/  Thomas A. Whitlock
                                           -------------------------------------
                                         Thomas A. Whitlock, Vice President and
                                         Corporate Controller
                                         (Chief Accounting Officer)

Date: June 29, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ERLY Industries Inc. and in the capacities and on the dates indicated:



/s/  Gerald D. Murphy                                  /s/  Douglas A. Murphy
- -------------------------------------                  -------------------------------------
Gerald D. Murphy, Director                             Douglas A. Murphy, Director
June 29, 1995                                          June 29, 1995



/s/  Bill J. McFarland                                 /s/  William H. Burgess
- ---------------------------------------                ---------------------------------------
Bill J. McFarland, Director                            William H. Burgess, Director
June 29, 1995                                          June 29, 1995



/s/  Alan M. Wiener
- --------------------------------------
Alan M. Wiener, Director
June 29, 1995
