Form 10-Q
period 1995-06-30
ERLY INDUSTRIES INC
filed 1995-08-14
CIK 30966

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended June 30, 1995         Commission file number 1-7894



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

     As of June 30, 1995, there were 3,718,272 shares of the Registrant's common stock outstanding (including redeemable common stock).

                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                             June 30,         March 31,
                                               1995             1995
                                            -----------     ------------
                                            (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                $  3,094,000     $  3,718,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $2,104,000 (June 30) and $1,831,000
    (March 31)                               46,591,000       53,432,000
  Inventories:
    Raw materials                            27,268,000       35,615,000
    Finished goods                           24,806,000       20,407,000
                                             ----------       ----------
                                             52,074,000       56,022,000
  Prepaid expenses and other
    current assets                            1,895,000        1,382,000
                                            -----------      -----------
      Total current assets                  103,654,000      114,554,000

Long-term notes receivable, net               1,668,000        1,668,000
Property, plant and equipment, net           55,531,000       54,520,000
Assets held for sale, net                    21,070,000       21,282,000
Other assets                                 14,767,000       15,034,000
                                           ------------     ------------
                                           $196,690,000     $207,058,000
                                           ============     ============


Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, collateralized            $ 38,855,000     $ 41,883,000
  Accounts payable                           24,035,000       31,172,000
  Accrued payroll and other
    current liabilities                      12,994,000       13,739,000
  Income taxes payable                        4,354,000        4,058,000
  Current portion of long-term
    and subordinated debt                    16,388,000        7,810,000
                                             ----------       ----------
      Total current liabilities              96,626,000       98,662,000

Long-term debt                               51,433,000       61,511,000
Subordinated debt                             6,670,000        6,670,000
Minority interest                            18,513,000       19,104,000
Commitments and contingencies

Redeemable common stock
  and common stock warrants                   4,312,000        4,312,000
Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 5,000,000 shares
    Issued and outstanding:
    3,418,272 shares                             34,000           34,000
  Additional paid-in capital                 16,407,000       16,407,000
  Retained earnings                           4,014,000        1,750,000
  Cumulative foreign currency
    adjustments                              (1,319,000)      (1,392,000)
                                             ----------       ----------
      Total stockholders' equity             19,136,000       16,799,000
                                           ------------     ------------
                                           $196,690,000     $207,058,000
                                           ============     ============


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 ERLY INDUSTRIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended June 30, 1995 and 1994

                                           Three months ended June 30,
                                        --------------------------------
                                             1995               1994
                                        -------------      -------------
                                                   (Unaudited)
Net sales                                $112,889,000       $121,262,000
Cost of sales                              96,175,000        105,599,000
                                         ------------       ------------
    Gross profit                           16,714,000         15,663,000

Selling, general and
  administrative expenses                  10,501,000          8,613,000
Interest expense                            4,200,000          3,474,000
Interest income                              (119,000)           (66,000)
Other (income) expense                       (113,000)           136,000
                                           ----------         ----------
                                           14,469,000         12,157,000
                                           ----------         ----------

Income before taxes on income
  and minority interest                     2,245,000          3,506,000

Taxes on income                               546,000            599,000
                                            ---------          ---------
Income before minority interest             1,699,000          2,907,000

Minority interest*                            565,000           (546,000)
                                         ------------       ------------
Net income                               $  2,264,000       $  2,361,000
                                         ============       ============


Net income per share of common
  and common stock equivalents:
    Primary                                      $.49               $.56
                                                 ====               ====
    Fully diluted                                $.47               $.53
                                                 ====               ====

Weighted average common and
  common stock equivalents:
    Primary                                  4,622,000         4,184,000

    Fully diluted                            4,889,000         4,451,000




* Represents minority interest in net earnings or loss of American Rice, Inc. applicable to common stock, after preferred stock dividend requirements (See Note 1).



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ERLY INDUSTRIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended June 30, 1995 and 1994

                                            Three months ended June 30,
                                          -------------------------------
                                               1995               1994
                                          -------------      ------------
                                                    (Unaudited)
OPERATING ACTIVITIES:
Net income                                   $2,264,000       $2,361,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization               1,730,000        1,722,000
  Minority interest                            (565,000)         546,000
  Provision for loss on receivables             273,000           13,000
  Change in assets and liabilities:
   (Increase) decrease in receivables         6,568,000       (3,606,000)
   Decrease in inventories                    3,948,000       21,574,000
   (Increase) in prepaid expenses
     and other current assets                  (513,000)        (214,000)
   (Decrease) in accounts payable,
     other current liabilities and
     taxes payable                           (7,586,000)      (9,434,000)
   Other, net                                    52,000           85,000
                                              ---------       ----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                        6,171,000       13,047,000

INVESTING ACTIVITIES:
Additions to property, plant
 and equipment                               (2,267,000)      (1,694,000)
Disposition of property, plant
 and equipment                                                     5,000
                                             ----------       ----------
NET CASH (USED IN)
  INVESTING ACTIVITIES                       (2,267,000)      (1,689,000)

FINANCING ACTIVITIES:
(Decrease) in notes payable                  (3,028,000)     (11,247,000)
Principal payments on long-term debt         (1,500,000)     ( 1,400,000)
                                             ----------      -----------
NET CASH (USED IN)
  FINANCING ACTIVITIES                       (4,528,000)     (12,647,000)
                                             ----------      -----------
INCREASE (DECREASE) IN CASH
  DURING THE QUARTER                           (624,000)      (1,289,000)

CASH, BEGINNING OF QUARTER                    3,718,000        3,065,000
                                           ------------     ------------
CASH, END OF QUARTER                       $  3,094,000     $  1,776,000
                                           ============     ============

Supplemental cash flow information -
  Net cash paid for the quarter for:
    Interest expense                       $  3,802,000     $  3,035,000
    Income taxes                           $    261,000     $      5,000



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the three months ended June 30, 1995
                                (Unaudited)


                                                                 Cumulative
                    Common Stock       Additional                 Foreign        Total
                  -----------------     Paid-in      Retained     Currency    Stockholders'
                   Shares   Dollars     Capital      Earnings    Adjustments     Equity
                 ---------  -------   -----------  -----------   -----------  ------------
Balance
April 1, 1995    3,418,272  $34,000   $16,407,000  $ 1,750,000   ($1,392,000)  $16,799,000

Net income
 for the period                                      2,264,000                   2,264,000

Foreign currency
 adjustments                                                          73,000        73,000
                 ---------  -------   -----------   ----------   -----------   -----------
Balance
June 30, 1995
 (unaudited)     3,418,272  $34,000   $16,407,000   $4,014,000   ($1,319,000)  $19,136,000
                 =========  =======   ===========   ==========   ===========   ===========




See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ERLY INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the three months ended June 30, 1995 and 1994

Basis of Presentation:

The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for the entire year.

Reference should be made to the Notes To Consolidated Financial Statements in the Company's 1995 Form 10-K for a discussion of accounting policies and other significant matters.

The accompanying consolidated financial statements include the accounts of ERLY Industries Inc. and its subsidiaries (the "Company" or "ERLY"). All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated.

Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At
March 31, 1995, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $44 million, which expire at various dates, primarily in years 2002 through 2008. Tax expense reflected in the consolidated statements of operations represents estimated federal, state and foreign tax expense on pre-tax earnings reduced by the utilization of deferred operating loss carryforwards that had previously been reserved.

Primary earnings per share are based on the weighted average number of: (1) common shares, and (2) dilutive common share equivalents (consisting of stock options and warrants) outstanding during each period presented. Fully diluted earnings per share assumes conversion of a $1 million convertible note payable, unless conversion would be antidilutive.


Note 1 - Minority Interest

In May 1993, substantially all of the assets and liabilities of ERLY's wholly owned subsidiary, Comet Rice, Inc. ("Comet"), were acquired by American Rice, Inc. ("ARI"), in a transaction accounted for as a reverse acquisition by its subsidiary, Comet. Prior to the transaction, ERLY owned 48% of the voting rights of ARI, and its investment in ARI was accounted for using the equity method. As a result of the transaction, ERLY's ownership increased to 81% of the voting rights of ARI.

ERLY's 81% voting interest in ARI consists of the following securities of ARI:

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

ARI has also issued a Series C Preferred Stock to third parties which does not have voting or conversion rights but does have an annual cumulative dividend of $750,000. The Series A, Series B and Series C Preferred Stocks are unique securities with preferential rights which are superior to common stock rights.

The Minority Interest of ARI in ERLY's consolidated financial statements represents the 68% of the common stock of ARI which ERLY does not own and the Series C Preferred Stock, for a total of 19% of the voting interest in ARI on a fully converted basis.

ARI's earnings or losses are allocated between ERLY and the minority interest in accordance with the underlying terms of the various securities, rather than allocation based on voting ownership of the subsidiary. No conversion is assumed in the case of convertible preferred stocks for purposes of this calculation, even though conversion may occur at any time at the option of ERLY.

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($354,000) and $169,000 for the three months ended June 30, 1995 and 1994, respectively.
ERLY also earned Series B preferred dividends of $1,295,000 for each of the three month periods ended June 30, 1995 and 1994.

Note 2 - Assets Held for Sale - Long-term

The consolidated balance sheets include assets held for sale classified as long-term of $21 million at June 30, 1995. This includes 39 acres of land in Houston, Texas held for sale by ARI ($19 million) and the remaining net assets of the Company's discontinued winery operations ($2 million) which management intends to dispose of in an orderly manner.

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


Note 3 - Long-term and Subordinated Debt

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends.

As a result of the discontinuation of the Company's juice operations in December 1993, there remains at June 30, 1995 $8.6 million principal (plus accrued interest of $.8 million) of ERLY Juice's obligation to ING Capital which the Company guaranteed. In February 1995, the Company completed an agreement with ING Capital which extended the due date to April 1996 in order to refinance the debt or sell assets in an orderly manner. This debt is included in current portion of long-term debt at June 30, 1995, and is secured by the stock of ERLY's subsidiary, Chemonics Industries, Inc.

Note 4 - Redeemable Common Stock and Common Stock Warrants

In connection with the discontinuation of the Company's juice business in December 1993, the Company issued warrants to acquire up to 10% of ERLY's common stock at $.01 per share. Warrants for 5% of ERLY's stock became exercisable in April 1994 and warrants for the other 5% became exercisable in April 1995. All of these warrants expire on April 30, 1998. The warrants are subject to a redemption provision at the option of the holder at the current market value of ERLY's stock. This provision is subject to amendments described below.

In conjunction with the extension of the ERLY Juice debt in February 1995 (see
Note 3), the Company issued additional warrants to ING Capital to purchase 5% of ERLY's common stock at $.01 per share. These warrants become exercisable on April 1, 1996, expire in 2004 and will be canceled if the ERLY Juice debt plus accrued interest is repaid by April 1, 1996. At the same time, the warrants issued in 1993 were amended to include a call feature, under which the Company could repurchase the warrants at a price of $8.75 per share, assuming the ERLY Juice debt is repaid before April 1, 1996, the expiration date of the call feature. The call feature also eliminates the redemption provision, until the call period expires. In June 1995, the February extension was amended to reduce the $8.75 call price per share to $5.50 per share if the ERLY Juice debt is repaid before September 30, 1995. In such event, the call feature will be extended through September 30, 1996. The Company intends to repay the ERLY Juice debt by September 30, 1995 and exercise its call option prior to September 30, 1996 and, accordingly, the warrants are classified as redeemable common stock warrants at the net obligation of $2,512,000 at June 30, 1995. If the ERLY Juice debt is not repaid in accordance with the agreements discussed above, or the call option is not exercised, the Company would have outstanding warrants to purchase approximately 771,000 shares of common stock at $.01 per share, all of which would be subject to redemption at the current market price of ERLY's stock.

In fiscal 1992, ERLY issued 300,000 shares of ERLY common stock in exchange for $5.4 million of debt. In conjunction with this transaction, ERLY entered into an agreement to repurchase all of such stock at a price of $6 per share ($1,800,000 total obligation), at the option of the stockholder, through December 31, 1997. These shares are classified as redeemable common stock in the consolidated balance sheets.


Note 5 - Commitments and Contingencies

The Company has an option to purchase a foreign and domestic green olive business for a purchase price of approximately $17 million. The Company is in process of obtaining financing for the business and has made a non-refundable deposit of $700,000 which will be credited towards the purchase price if the transaction is completed by August 18, 1995.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the three months ended June 30, 1995 and 1994


Results of Operations - Three months ended June 30, 1995 and 1994


Consolidated Results

For the quarter ended June 30, 1995, the Company reported net income of $2.3 million on sales of $113 million, as compared to net income of $2.4 million on sales of $121 million for the first quarter of the prior fiscal year. Sales for the first quarter of fiscal 1996 were down $8 million from the first quarter of last year, primarily due to a $19 million decrease in sales by American Rice partially offset by sales increases of $9 million and $2 million by Chemonics International and Fire-Trol, respectively.

Gross profit for the quarter ended June 30, 1995 was $16.7 million, an increase of $1.1 million from the quarter ended June 30, 1994, primarily as a result of increases by Chemonics International and Fire-Trol, partially offset by a $1.8 million decrease at ARI.


American Rice

Sales for the quarter ended June 30, 1995 declined $19.3 million, or 18.3%, from $105.7 million in fiscal 1995 to $86.4 million in fiscal 1996. Of this decline, $18.0 million resulted from decreased export sales and $1.3 million resulted from decreased sales in the United States and Canada.

Export sales declined due to lower volume partially offset by higher average prices. Total export sales volume declined approximately 2.5 million equivalent rough rice hundredweight ("cwt."), or 33%, accounting for a $24.0 million sales decline. Average export prices increased approximately $2.00 per cwt., or 12%, accounting for $6.0 million in sales increases. Export volume was lower primarily due to the lack of sales to Japan compared to the first quarter of the prior year. It is expected that Japan will not be purchasing rice this year until October, when it is anticipated to begin purchasing rice pursuant to it's commitment under the General Agreement on Tariffs and Trade. This sales decline was partially offset by higher sales to the Middle East.

Domestic sales were lower as a result of lower average prices partially offset by higher volume.

Gross profit was 11% of sales for each of the three month periods ended June 30, 1995 and 1994. Gross profit declined $1.8 million, or 15.8%, from $11.3 million in the first quarter last year to $9.5 million in the first quarter of this year, due primarily to lower sales to Japan from ARI's Maxwell, California facility partially offset by increases in gross profit from Western Hemisphere and Middle East sales.

ARI's selling, general and administrative expenses of $5.8 million increased $.5 million, or 9.5%, from $5.3 million last year. Selling, general and administrative expenses as a percentage of net sales increased from 5.0% in the first quarter of last year to 6.7% this year primarily due to a higher proportion of branded sales this year than a year ago.

Chemonics International - Consulting

For the quarter ended June 30, 1995, revenues for International were $20.5 million, an increase of $8.6 million, or 73%, over revenues of $11.9 million for the comparable period last year. Gross profit was $5.8 million (28% of revenues) for the quarter compared to gross profit of $3.5 million (30% of revenues) for the first quarter of last year.

Chemonics Industries - Fire-Trol

Fire-Trol reported net sales of $6.0 million for the quarter compared to $3.7 million last year, an increase of $2.3 million, or 62%. The increase in sales is primarily the result of higher sales from the Canadian operations than last year due to increased forest fire activity and contributions from a new sales territory. Gross profit for the quarter was $1.3 million, or 22% of sales, compared to $.8 million, or 22% of sales last year.


Corporate

Consolidated interest expense totaled $4.2 million for the quarter ended June 30, 1995, compared to $3.5 million for the same quarter of last year. This increase reflects the increase in interest rates from a year ago due to increases in the prime rate, partially offset by lower average balances outstanding. Interest expense in both periods includes amortization of capitalized debt issuance costs.


Liquidity and Capital Resources

At June 30, 1995, consolidated working capital was $7.0 million, compared to $15.9 million at March 31, 1995, a decrease of $8.9 million. This decrease was primarily due to $8.6 million of debt relating to the Company's juice business moving from long-term to current according to its terms (See Note 3).

Stockholders' equity was $19.1 million at June 30, 1995, compared to $16.8 million at March 31, 1995, an improvement of $2.3 million as a result of the net income for the quarter.

As a result of the discontinuation of the juice operations, there still remains $8.6 million (plus accrued interest of $.8 million) of ERLY Juice's obligation to ING Capital which the Company guaranteed in conjunction with a $6 million write-down of ERLY Juice obligations. Under the terms of the guarantee, ERLY is required to paydown the remaining $8.6 million (plus accrued interest) of debt by April 1996 or ING Capital may declare a default with the right to foreclose on ERLY's subsidiary, Chemonics Industries, Inc. The Company expects to paydown the remaining obligations through a proposed ARI financing or sale of assets.

The Company's subsidiary, ARI, executed an amendment to its $47.5 million revolving credit loan effective June 30, 1995. The loan bears interest at prime plus .5% and matures in May 1996. Previously, the interest rate on the loan was prime plus 2.0%.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11.1)  Calculation of Primary Income Per Share

     (11.2)  Calculation of Fully Diluted Income Per Share

     (27)    Financial Data Schedule (electronic filing)


(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1995.







                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ERLY INDUSTRIES INC.




                                            By /s/ Thomas A. Whitlock
                                               ----------------------
Date:    August 14, 1995                       Thomas A. Whitlock
                                               Vice President and
                                               Corporate Controller

                               EXHIBIT 11.1
                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
                 CALCULATION OF PRIMARY INCOME PER SHARE
                   (In thousands except per share data)

                                          Three months ended June 30,
                                          ---------------------------
                                              1995            1994
                                          -----------     -----------
                                                    (Unaudited)
Income before
  minority interest                           $ 1,699        $ 2,907
Minority interest                                 565           (546)
                                              -------        -------
  Net income                                  $ 2,264        $ 2,361
                                              =======        =======

Average number of shares of
  common stock and common
  stock equivalents outstanding:
   Average number of shares of
    common stock outstanding                    3,718          3,675
   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                                 904            509
                                                -----          -----
    Total                                       4,622          4,184
                                                =====          =====

Primary income per
  common share                                $   .49        $   .56
                                              =======        =======


                               EXHIBIT 11.2
                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
              CALCULATION OF FULLY DILUTED INCOME PER SHARE
                   (In thousands except per share data)


                                           Three months ended June 30,
                                           ---------------------------
                                              1995             1994
                                           ----------       ----------
                                                    (Unaudited)
Income before
   minority interest                          $ 1,699        $ 2,907
Interest adjustment - convertible
  note payable                                     27             20
Income before minority interest,                -----          -----
  as adjusted                                   1,726          2,927

Minority interest                                 565           (546)
                                              -------        -------
  Net income, as adjusted                     $ 2,291        $ 2,381
                                              =======        =======


Average number of shares of
  common stock and common
  stock equivalents outstanding                 4,622          4,184
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable                    267            267
                                                -----          -----
      Total                                     4,889          4,451
                                                =====          =====

Fully diluted income
  per common share                            $   .47        $   .53
                                              =======        =======
