Form 10-Q
period 1995-09-30
ERLY INDUSTRIES INC
filed 1995-11-14
CIK 30966

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended September 30, 1995     Commission file number 1-7894



                               ERLY INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)



           California                                      95-2312900
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)



   10990 Wilshire Boulevard, Los Angeles, California        90024-3955
        (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code         (213) 879-1480


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                                -------      ------

     As of September 30, 1995, there were 4,275,685 shares of the Registrant's common stock outstanding (including redeemable common stock).

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                          September 30,       March 31,
                                              1995              1995
                                          -------------     ------------
                                           (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                $  2,739,000     $  3,718,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $2,157,000 (September 30) and
    $1,831,000 (March 31)                    50,925,000       53,432,000
  Inventories:
    Raw materials                            34,146,000       35,615,000
    Finished goods                           28,345,000       20,407,000
                                             ----------       ----------
                                             62,491,000       56,022,000
  Prepaid expenses and other
    current assets                            2,199,000        1,382,000
                                            -----------      -----------
      Total current assets                  118,354,000      114,554,000

Long-term notes receivable, net               1,668,000        1,668,000
Property, plant and equipment, net           56,090,000       54,520,000
Assets held for sale, net                    21,057,000       21,282,000
Other assets                                 19,393,000       15,034,000
                                           ------------     ------------
                                           $216,562,000     $207,058,000
                                           ============     ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable, collateralized            $ 22,492,000     $ 41,883,000
  Accounts payable                           30,415,000       31,172,000
  Accrued payroll and other
    current liabilities                      12,362,000       13,739,000
  Income taxes payable                        4,043,000        4,058,000
  Current portion of long-term
    and subordinated debt                     1,083,000        7,810,000
                                             ----------       ----------
      Total current liabilities              70,395,000       98,662,000

Long-term debt                               98,416,000       61,511,000
Subordinated debt                             5,670,000        6,670,000
Minority interest                            17,624,000       19,104,000
Commitments and contingencies

Redeemable common stock
  and common stock warrants                   4,312,000        4,312,000
Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 15,000,000 shares
    Issued and outstanding:
    3,930,685 shares (September 30)
    and 3,418,272 shares (March 31)              39,000           34,000
  Additional paid-in capital                 22,046,000       16,407,000
  Retained earnings (deficit)                  (733,000)       1,750,000
  Cumulative foreign currency
    adjustments                              (1,207,000)      (1,392,000)
                                             ----------       ----------
      Total stockholders' equity             20,145,000       16,799,000
                                           ------------     ------------
                                           $216,562,000     $207,058,000
                                           ============     ============


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three and six months ended September 30, 1995 and 1994


                                 Three months ended              Six months ended
                                    September 30,                  September 30,
                              ---------------------------   ---------------------------
                                   1995          1994           1995           1994
                              ------------   ------------   ------------   ------------
                                      (Unaudited)                   (Unaudited)

Net sales                     $111,641,000   $111,866,000   $224,530,000   $233,128,000
Cost of sales                   95,986,000     93,833,000    192,161,000    199,432,000
                              ------------   ------------   ------------   ------------
    Gross profit                15,655,000     18,033,000     32,369,000     33,696,000

Selling, general and
  administrative expenses       10,861,000     10,284,000     21,362,000     18,897,000
Interest expense                 4,798,000      4,374,000      8,998,000      7,848,000
Interest income                   (135,000)       (79,000)      (254,000)      (145,000)
Other (income) expense             (40,000)        81,000       (153,000)       217,000
                                ----------     ----------     ----------     ----------
                                15,484,000     14,660,000     29,953,000     26,817,000

Income before taxes on income
  and minority interest            171,000      3,373,000      2,416,000      6,879,000
Taxes on income                    160,000        910,000        706,000      1,509,000
                                 ---------      ---------      ---------      ---------
Income before minority interest     11,000      2,463,000      1,710,000      5,370,000

Minority interest*                 889,000        595,000      1,454,000         49,000
                               -----------     ----------     ----------     ----------
Net income                     $   900,000     $3,058,000     $3,164,000     $5,419,000
                               ===========     ==========     ==========     ==========


Net income per share of common
  and common stock equivalents**:
    Primary                          $ .18          $ .63          $ .61          $1.12
                                     =====          =====          =====          =====

    Fully diluted                    $ .17          $ .60          $ .59          $1.06
                                     =====          =====          =====          =====

Weighted average common and
  common stock equivalents**:
    Primary                      5,056,000      4,843,000      5,174,000      4,843,000

    Fully diluted                5,363,000      5,150,000      5,481,000      5,150,000


* Represents minority interest in net earnings or loss of American Rice, Inc. applicable to common stock, after preferred stock dividend requirements (see
   Note 1).

** Retroactively adjusted to give effect to a 15% stock dividend in September
   1995.



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended September 30, 1995 and 1994

                                                   Six months ended
                                                     September 30,
                                             ---------------------------
                                                  1995           1994
                                             ------------     ----------
                                                     (Unaudited)
OPERATING ACTIVITIES:
Net income                                     $3,164,000     $5,419,000
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
   Minority interest in ARI                    (1,454,000)       (49,000)
   Depreciation and amortization                3,678,000      3,447,000
   Provision for loss on receivables              326,000        (18,000)
   Change in assets and liabilities:
    (Increase) decrease in receivables          2,181,000    (18,975,000)
    (Increase) decrease in inventories         (6,469,000)    16,040,000
    (Increase) in prepaid expenses
      and other current assets                   (817,000)      (363,000)
    Increase (decrease) in accounts
      payable, other current
      liabilities and taxes payable            (2,149,000)    11,432,000
    Other, net                                    404,000        200,000
                                                ---------     ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         (1,136,000)    17,133,000

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment   (4,213,000)    (2,490,000)
  Disposition of property, plant and equipment      8,000         84,000
                                                ---------      ---------
NET CASH (USED IN) INVESTING ACTIVITIES        (4,205,000)    (2,406,000)

FINANCING ACTIVITIES:
  Proceeds from issuance of mortgage notes     94,000,000
  Mortgage notes issuance cost                 (5,425,000)
  (Decrease) in notes payable                 (19,391,000)    (9,463,000)
  Principal payments on long-term
    and subordinated debt                     (64,822,000)    (3,908,000)
                                               ----------     ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                          4,362,000    (13,371,000)
                                               ----------     ----------
INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                              (979,000)     1,356,000

CASH, BEGINNING OF PERIOD                       3,718,000      3,065,000
                                              -----------    -----------
CASH, END OF PERIOD                           $ 2,739,000    $ 4,421,000
                                              ===========    ===========

Supplemental cash flow information:
 Net cash paid during the period for:
      Interest expense                        $ 7,203,000    $ 5,379,000
      Income taxes                            $   406,000    $   195,000


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       For the six months ended September 30, 1995
                                       (Unaudited)


                                                                   Cumulative
                     Common Stock        Additional   Retained       Foreign         Total
                  -------------------     Paid-in     Earnings      Currency     Stockholders'
                   Shares     Dollars     Capital     (Deficit)    Adjustments      Equity
                  ---------  --------   -----------   ----------  ------------   -----------
Balance
April 1, 1995     3,418,272   $34,000   $16,407,000   $ 1,750,000  ($1,392,000)  $16,799,000

Net income
 for the period                                         3,164,000                  3,164,000

Foreign currency
 adjustments                                                           185,000       185,000

15% stock
 dividend           512,314     5,000     5,638,000    (5,643,000)                     --

Cash payments
 in lieu of
 fractional
 shares                                                    (4,000)                    (4,000)

Common stock
 issued                  99                   1,000                                    1,000
                  ---------  --------   -----------     ---------  -----------  ------------
Balance
September 30,
 1995
(unaudited)       3,930,685   $39,000   $22,046,000     ($733,000) ($1,207,000)  $20,145,000
                  =========   =======   ===========      ========   ==========   ===========



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                ERLY INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the three and six months ended September 30, 1995 and 1994

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

Primary earnings per share are based on the weighted average number of: (1) common shares, and (2) dilutive common share equivalents (consisting of stock options and warrants) outstanding during each period presented. Fully diluted earnings per share assumes conversion of a $1 million convertible note payable, unless conversion would be antidilutive. All calculations have been retroactively adjusted to give effect to a 15% stock dividend in September 1995 (see Note 6).


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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($507,000) and ($861,000) for the three and six months ended September 30, 1995, respectively, and ($368,000) and ($199,000) for the three and six months ended September 30, 1994, respectively. ERLY also earned Series B preferred dividends of $1,295,000 for each of the three month periods ended September 30, 1995 and 1994, and $2,590,000 for each of the six month periods ended September 30, 1995 and 1994. As of September 30, 1995, ARI Series B Preferred Stock dividends accumulated, but not declared, total $12.1 million.

Note 2 - Assets Held for Sale - Long-term

The consolidated balance sheets include assets held for sale classified as long-term of $21 million at September 30, 1995. This includes 39 acres of land in Houston, Texas held for sale by ARI ($19 million) and the remaining net assets of the Company's discontinued winery operations ($2 million) which management intends to dispose of in an orderly manner.

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

In a public offering completed in August 1995, ARI issued $100 million principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay $53.8 million of ARI's existing long-term debt, to make a $10.5 million 15% loan to ERLY due 2002, and to reduce borrowings outstanding under ARI's $47.5 million revolving credit loan.

The Notes provide for interest semiannually, mature on July 31, 2002 and are non-callable by ARI prior to July 31, 1999, after which date the Notes are callable at the option of ARI, in whole or in part, at any time upon not less than 30 nor more than 60 days notice, at 107.0% of the principal amount, declining ratably to par on or after July 31, 2001. Except under certain changes of control, upon remarketing of industrial revenue bonds, or asset sales, as defined in the related indenture, ARI is not required to make mandatory redemption payments on the Notes. The Notes accrue fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%.

In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable. For the quarter ended September 30, 1995, the consolidated cash flow was $4.8 million and the contingent interest accrued at September 30, 1995 was $89,000.

The Notes are secured by (a) a first or second priority security interest in substantially all of ARI's property, plant and equipment (including related leasehold interests), (b) a first priority security interest in 39 acres of land in Houston, Texas held for sale, (c) a pledge agreement creating first priority security interests in the capital stock of ARI held by ERLY (other than 200,000 shares of ARI's Series B Preferred Stock pledged to the holders of ARI's Series C Preferred Stock), (d) notes receivable from ERLY (as defined), and (e) a security agreement creating a first priority security interest in all registered U.S. trademarks and a security interest in all other registered trademarks owned or licensed by ARI.

The Notes rank senior in right of payment to all subordinated indebtedness and pari passu in right of payment with all existing and future senior indebtedness of ARI, including borrowings under the revolving credit loan. The indenture includes covenants that in certain instances restrict, among other things,
(a) the payment of dividends, (b) the redemption of equity interests of ARI,
(c) the payment on or redemption of indebtedness subordinate to the Notes,
(d) certain investments (as defined), (e) the incurrence of certain indebtedness and issuance of preferred stock, (f) certain transactions with affiliates, and (g) certain mergers, consolidations or sales of assets. In addition, the indenture contains certain limitations on capital expenditures, operating lease obligations and rice contract polices and procedures.

ARI used a portion of the proceeds from the $100 million notes to make a $10.5 million, 15% loan to ERLY, due 2002. ERLY utilized the loan to repay a remaining $9.5 million obligation to ING Capital, the lender to the Company's subsidiary ERLY Juice, which ERLY had guaranteed (see Note 4).


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

In conjunction with an extension of approximately $9.5 million of remaining ERLY Juice debt in February 1995, the Company issued additional warrants to the lender, ING Capital, to purchase 5% of ERLY's common stock at $.01 per share. These additional warrants were canceled upon the repayment of the ERLY Juice debt in August 1995 (see Note 3). In connection with the extension in February 1995, the warrants issued in 1993 were amended to include a call feature, under which the Company could repurchase the warrants at a price of $8.75 per share, assuming the ERLY Juice debt was repaid before April 1, 1996, the expiration date of the call feature. The call feature also eliminates the redemption provision, until the call period expires. In June 1995, the February extension was amended to reduce the $8.75 call price per share to $4.78 per share (as adjusted for a 15% stock dividend) if the ERLY Juice debt was repaid before September 30, 1995. In such event, the call feature would be extended through September 30, 1996. The Company repaid the ERLY Juice debt in August 1995 (as discussed in Note 3), and intends to exercise its call option prior to September 30, 1996 and, accordingly, the warrants are classified as redeemable common stock warrants at the net obligation of $2,512,000 at September 30, 1995. If the call option is not exercised, the Company would have outstanding warrants to purchase approximately 525,000 shares of common stock at $.01 per share, all of which would be subject to redemption at the current market price of ERLY's stock.

In fiscal 1992, ERLY issued 345,000 shares (as adjusted for a 15% stock dividend) of ERLY common stock in exchange for $5.4 million of debt. In conjunction with this transaction, ERLY entered into an agreement to repurchase all of such stock at a price of $5.22 per share, as adjusted, ($1,800,000 total obligation), at the option of the stockholder, through December 31, 1997.
These shares are classified as redeemable common stock in the consolidated balance sheets. In October 1995, the stockholder disposed of the shares subject to the repurchase agreement to a third party, thereby canceling the repurchase agreement between ERLY and the stockholder. Accordingly, these shares and the related $1.8 million obligation, will be transferred to common stock and paid-in capital in the quarter ending December 31, 1995.


Note 5 - Commitments and Contingencies

The Company has made a $700,000 non-refundable deposit towards the purchase price of a foreign and domestic green olive business which had an expiration date of August 18, 1995. ERLY has entered into negotiations to acquire the seller's ripe olive business in addition to its green olive business and will apply the deposit to the total purchase price if the transaction is completed.


Note 6 - Stockholders' Equity

In September 1995, the Company declared a 15% stock dividend to shareholders of record at the close of business on September 15, 1995.

Item 2.  ERLY INDUSTRIES INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
         --------------------------------------------------------------

    RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


Consolidated Results

For the quarter ended September 30, 1995, the Company reported net income of $900,000 on sales of $112 million, as compared to net income of $3.1 million on sales of $112 million for the second quarter of the prior fiscal year. Sales for the second quarter of fiscal 1996 reflect a $12 million increase in sales by American Rice over the second quarter of last year, partially offset by sales decreases of $11 million and $1 million by Chemonics Fire-Trol and Chemonics International, respectively.

Gross profit for the quarter ended September 30, 1995 was $15.7 million, a decrease of $2.4 million from the quarter ended September 30, 1994 primarily as a result of decreases by Fire-Trol ($2.6 million) and Chemonics International ($.5 million), partially offset by a $.7 million increase at ARI.


American Rice

Sales for the quarter ended September 30, 1995 increased $12.1 million, or 15.4%, from $78.3 million in fiscal 1995 to $90.4 million in fiscal 1996. Of this increase, $10.4 million resulted from increased export sales and $1.7 million resulted from increased sales in the United States and Canada.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 800,000 equivalent rough rice hundredweight ("cwt."), or 18%, accounting for an $8.3 million sales increase. Average export prices increased approximately 4%, accounting for $2.1 million in sales increases. Export volume was higher primarily due to increased volume in the Middle East, partially offset by lower sales to Japan compared to the second quarter of the prior year. Management anticipates that sales to Japan will begin in November 1995 pursuant to Japan's commitment under the General Agreement on Tariffs and Trade ("GATT") treaty.

Domestic sales were higher as a result of higher volume partially offset by lower average prices.

Gross profit was 11% of sales for the quarter ended September 30, 1995 compared to 12% last year. Gross profit increased $667,000, or 7.4%, from $9.1 million in the second quarter last year to $9.7 million in the second quarter of this year, due primarily to increases in gross profit from Western Hemisphere and Middle East sales partially offset by lower gross profits from Japan business.

ARI's selling, general and administrative expenses of $6.1 million increased $.5 million, or 8.3%, from $5.6 million last year. Selling, general and administrative expenses as a percentage of net sales decreased from 7.2% in the second quarter of last year to 6.7% this year.

Chemonics International - Consulting

For the quarter ended September 30, 1995, revenues for International were $14.9 million, a decrease of $1.1 million, or 6%, from revenues of $16.0 million for the comparable period last year. The decrease in revenues for the quarter was primarily due to the wind-down of certain stages of projects in the former Soviet Union countries. Revenues for these projects will increase next quarter as the next stages of these projects begin. Gross profit was $4.3 million (28% of revenues) for the quarter compared to gross profit of $4.7 million (30% of revenues) for the second quarter of last year.



Chemonics Industries - Fire-Trol

Fire-Trol reported net sales of $6.3 million for the quarter compared to the record sales of $17.6 million reported last year, a decrease of $11.3 million, or 64%. The previous year experienced a record level of forest fire activity resulting in significant demand for the Company's forest fire retardant products. The decrease in sales from last year reflects a more normal level of forest fire activity this year. Gross profit for the quarter was $1.7 million, or 27% of sales, compared to $4.3 million, or 24% of sales last year.


Corporate

Consolidated interest expense totaled $4.8 million for the quarter ended September 30, 1995, compared to $4.4 million for the same quarter of last year. This increase reflects increased borrowings and the increase in interest rates from a year ago due to increases in the prime rate. Interest expense in both periods includes amortization of capitalized debt issuance costs.


     RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


Consolidated Results

For the six months ended September 30, 1995, the Company reported net income of $3.2 million on sales of $225 million, as compared to net income of $5.4 million on sales of $233 million for the first six months of the prior fiscal year. Sales for the current year were down $8 million from last year, primarily due to a $7 million decrease in sales by American Rice and a $9 million decrease by Fire-Trol, partially offset by an $8 million increase by Chemonics International.

Gross profit for the six months ended September 30, 1995 was $32.4 million compared to $33.7 million for the comparable period of last year.


American Rice

Sales for the six months ended September 30, 1995 declined $7.2 million, or 3.9%, from $184.0 million in fiscal 1995 to $176.8 million in fiscal 1996. The decline in sales was composed of $7.7 million in decreased export sales, partially offset by $.5 million in increased sales in the United States and Canada.

Export sales declined due to lower volume partially offset by higher average prices. Total export sales volume declined approximately 1.7 million equivalent rough rice hundredweight ("cwt."), or 14%, accounting for a $16.4 million sales decline. Average export prices increased approximately 8%, accounting for $8.7 million in sales increases. Export volume was lower primarily due to the lack of sales to Japan compared to the prior year. This sales decline was partially offset by higher sales to the Middle East.

Domestic sales were higher as a result of higher volume partially offset by lower average prices.

Gross profit was 11% of sales for each of the six month periods ended September 30, 1995 and 1994. Gross profit declined $1.1 million, or 5.5%, from $20.4 million in the first six months of last year to $19.3 million in the first six months of this year, due primarily to lower sales to Japan from ARI's Maxwell, California facility, partially offset by increases in gross profit from Western Hemisphere and Middle East sales.

ARI's selling, general and administrative expenses of $11.8 million increased $964,000, or 8.9%, from $10.9 million last year. Selling, general and administrative expenses as a percentage of net sales increased from 5.9% in the first six months of last year to 6.7% this year due primarily to a higher proportion of branded sales in the current fiscal year.


Chemonics International - Consulting

For the six months ended September 30, 1995, revenues for International were $35.4 million, an increase of $7.6 million, or 27%, from revenues of $27.8 million for the comparable period last year. Gross profit was $10.1 million (28% of revenues) for the period compared to gross profit of $8.3 million (30% of revenues) for the comparable period last year.


Chemonics Industries - Fire-Trol

Fire-Trol reported net sales of $12.3 million for the six months compared to the record sales of $21.3 million reported last year, a decrease of $9.0 million, or 42%. The previous year experienced a record level of forest fire activity resulting in significant demand for the Company's forest fire retardant products. The decrease in sales from last year reflects a more normal level of forest fire activity this year. Gross profit for the six months was $3.0 million, or 25% of sales, compared to $5.1 million, or 24% of sales last year.


Corporate

Consolidated interest expense totaled $9.0 million for the six months ended September 30, 1995, compared to $7.8 million for the same period of last year. This increase reflects increased borrowings and the increase in interest rates from a year ago due to increases in the prime rate. Interest expense in both periods includes amortization of capitalized debt issuance costs.


Liquidity and Capital Resources

At September 30, 1995, consolidated working capital was $48.0 million, compared to $15.9 million at March 31, 1995, an increase of $32.1 million. In August 1995, the Company's subsidiary, ARI, issued $100 million principal amount of 13.0% Mortgage Notes due in the year 2002. Portions of the net proceeds of $94 million were used to repay $53.8 million of existing ARI term debt and to reduce borrowings outstanding under ARI's $47.5 million revolving credit loan (see Note 3).

In addition, ARI used a portion of the proceeds from the $100 million notes to make a $10.5 million 15% loan to ERLY, due 2002. ERLY utilized the loan to repay a remaining $9.5 million obligation to ING Capital, the lender to the Company's subsidiary, ERLY Juice, which ERLY guaranteed in conjunction with a $6 million write-down of ERLY Juice obligations.

Stockholders' equity was $20.1 million at September 30, 1995, compared to $16.8 million at March 31, 1995, an improvement of $3.3 million as a result of the net income for the quarter.

The Company's subsidiary, ARI, executed an amendment to its $47.5 million revolving credit loan effective June 30, 1995. The loan bears interest at prime plus .5% and matures in May 1996. Previously, the interest rate on the loan was prime plus 2.0%.

                            Part II
                       OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on September 6, 1995.

(b) At the September 6, 1995 Annual Shareholders Meeting, a vote was passed to amend the Articles of Incorporation of the Company to increase the number of authorized shares of the Company's common stock, $.01 par value, from 5,000,000 shares to 15,000,000 shares. Results were as follows: 2,911,121 votes (98%) were cast for the proposal; 53,635 votes (2%) were cast against the proposal; and, 11,038 abstentions (-%) were received.

    In addition to the vote on the above amendment, a vote was passed to approve the Incentive Compensation Plan of the Company's subsidiary, American Rice, Inc. Results were as follows: 2,774,006 votes (96%) were cast for the proposal; 11,808 votes (4%) were cast against the proposal; and, 8,342 abstentions (-%) were received.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    11.1  Calculation of Primary Income Per Share

    11.2  Calculation of Fully Diluted Income Per Share

    27    Financial Data Schedule (electronic filing)


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ERLY INDUSTRIES INC.




Date:    November 14, 1995            By /s/ Thomas A. Whitlock
                                         ---------------------
                                         Thomas A. Whitlock
                                         Vice President and
                                         Corporate Controller

                                         EXHIBIT 11.1
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                           CALCULATION OF PRIMARY INCOME PER SHARE
                            (In thousands except per share data)



                                            Three months ended                 Six months ended
                                               September 30,                     September 30,
                                      -----------------------------      ----------------------------
                                         1995                1994          1995                1994
                                      --------             --------      --------            --------
                                               (Unaudited)                        (Unaudited)

Income before minority interest       $    11               $ 2,463       $ 1,710             $ 5,370
Minority interest                         889                   595         1,454                  49
                                      -------               -------       -------             -------
  Net income                          $   900               $ 3,058       $ 3,164             $ 5,419
                                      =======               =======       =======             =======


Average number of shares of
  common stock and common
  stock equivalents outstanding*:
   Average number of shares of
    common stock outstanding            4,276                 4,226         4,276               4,226

   Common stock equivalents*:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                         780                   617           898                 617
                                        -----                 -----         -----               -----
    Total                               5,056                 4,843         5,174               4,843
                                        =====                 =====         =====               =====

  Primary income per
    common share*                      $  .18                $  .63       $   .61             $  1.12
                                       ======                ======       =======             =======


*  Retroactively adjusted to give effect to a 15% stock dividend in September
   1995.

                                         EXHIBIT 11.2
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CALCULATION OF FULLY DILUTED INCOME PER SHARE
                            (In thousands except per share data)



                                            Three months ended               Six months ended
                                               September 30,                   September 30,
                                      -----------------------------    ------------------------------
                                         1995                1994         1995                1994
                                      --------            ---------    ----------           ---------
                                               (Unaudited)                      (Unaudited)
Income before minority interest       $    11               $ 2,463       $ 1,710             $ 5,370
Interest adjustment - convertible
  note payable                             28                    20            55                  40
Income before minority interest,      -------               -------       -------             -------
  as adjusted                              39                 2,483         1,765               5,410


Minority interest                         889                   595         1,454                  49
                                      -------               -------       -------             -------
  Net income, as adjusted             $   928               $ 3,078       $ 3,219             $ 5,459
                                      =======               =======       =======             =======


Average number of shares of
  common stock and common
  stock equivalents outstanding*        5,056                 4,843         5,174               4,843
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable*           307                   307           307                 307
                                        -----                 -----         -----               -----
      Total                             5,363                 5,150         5,481               5,150
                                        =====                 =====         =====               =====
  Fully diluted income
    per common share*                 $   .17               $   .60       $   .59             $  1.06
                                      =======               =======       =======             =======




*  Retroactively adjusted to give effect to a 15% stock dividend in September
   1995.