Form 10-Q
period 1995-12-31
ERLY INDUSTRIES INC
filed 1996-02-14
CIK 30966

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended December 31, 1995     Commission file number 1-7894



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

     As of December 31, 1995, there were 4,275,685 shares of the registrant's common stock, par value $.01 per share, outstanding.

              ERLY INDUSTRIES INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                           December 31,       March 31,
                                               1995             1995
                                           ------------     ------------
                                            (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                $  3,954,000     $  3,718,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $1,769,000 (December 31) and
    $1,831,000 (March 31)                    66,706,000       53,432,000
  Inventories:
    Raw materials                            34,198,000       35,615,000
    Finished goods                           37,560,000       20,407,000
                                             ----------       ----------
                                             71,758,000       56,022,000
  Prepaid expenses and other
    current assets                            1,824,000        1,382,000
  Assets held for sale, net (Note 2)         13,535,000
                                            -----------      -----------
      Total current assets                  157,777,000      114,554,000

Long-term notes receivable, net               1,668,000        1,668,000
Property, plant and equipment, net           56,629,000       54,520,000
Assets held for sale, net (Note 2)                            18,767,000
Other assets                                 22,402,000       17,549,000
                                           ------------     ------------
                                           $238,476,000     $207,058,000
                                           ============     ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable, collateralized            $ 46,418,000     $ 41,883,000
  Accounts payable                           31,065,000       31,172,000
  Accrued payroll and other
    current liabilities                      17,552,000       13,739,000
  Income taxes payable                        3,974,000        4,058,000
  Current portion of long-term
    and subordinated debt                     1,160,000        7,810,000
                                            -----------       ----------
      Total current liabilities             100,169,000       98,662,000

Long-term debt                               99,881,000       61,511,000
Subordinated debt                             5,666,000        6,670,000
Minority interest                            12,798,000       19,104,000
Commitments and contingencies

Redeemable common stock
  and common stock warrants                   2,512,000        4,312,000
Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 15,000,000 shares
    Issued and outstanding:
    4,275,685 shares (December 31)
    and 3,418,272 shares (March 31)              43,000           34,000
  Additional paid-in capital                 23,843,000       16,407,000
  Retained earnings (deficit)                (5,170,000)       1,750,000
  Cumulative foreign currency
    adjustments                              (1,266,000)      (1,392,000)
                                           ------------     ------------
      Total stockholders' equity             17,450,000       16,799,000
                                           ------------     ------------
                                           $238,476,000     $207,058,000
                                           ============     ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three and nine months ended December 31, 1995 and 1994

                                   Three months ended             Nine months ended
                                      December 31,                   December 31,
                              ----------------------------    ----------------------------
                                   1995            1994          1995             1994
                              ------------    ------------    ------------   -------------
                                      (Unaudited)                    (Unaudited)

Net sales                     $123,384,000    $126,397,000    $347,914,000    $359,525,000
Cost of sales                  107,766,000     109,044,000     299,927,000     308,476,000
                              ------------    ------------    ------------    ------------
    Gross profit                15,618,000      17,353,000      47,987,000      51,049,000

Selling, general and
  administrative expenses       12,474,000      10,456,000      33,836,000      29,353,000
Interest expense                 5,432,000       4,670,000      14,430,000      12,518,000
Interest income                   (139,000)       (131,000)       (393,000)       (276,000)
Other (income) expense             (12,000)        535,000        (165,000)        752,000
Provision for loss on disposal
  of property (Note 2)           7,200,000                       7,200,000
                                ----------      ----------      ----------      ----------
                                24,955,000      15,530,000      54,908,000      42,347,000
                                ----------      ----------      ----------      ----------
Income (loss) before taxes on
  income and minority interest  (9,337,000)      1,823,000      (6,921,000)      8,702,000
Taxes on income (benefit)          (74,000)       (166,000)        632,000       1,343,000
                                 ---------       ---------       ---------       ---------
Income (loss) before
  minority interest             (9,263,000)      1,989,000      (7,553,000)      7,359,000

Minority interest*               4,826,000         382,000       6,280,000         431,000
                               -----------     -----------     -----------     -----------
Net income (loss)             ($ 4,437,000)    $ 2,371,000    ($ 1,273,000)    $ 7,790,000
                               ===========     ===========     ===========     ===========


Net income (loss) per share
  of common and common stock
  equivalents**:
    Primary                        ($ 1.04)          $ .48          ($ .30)          $1.57
                                    ======           =====           =====            ====
    Fully diluted                  ($ 1.04)          $ .45          ($ .30)          $1.49
                                    ======           =====           =====           =====

Weighted average common and
  common stock equivalents**:
    Primary                      4,276,000       4,969,000       4,276,000       4,953,000

    Fully diluted                4,276,000       5,276,000       4,276,000       5,260,000


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



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended December 31, 1995 and 1994

                                                  Nine months ended
                                                     December 31,
                                               -------------------------
                                                  1995           1994
                                               ----------    -----------
                                                      (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                             ($1,273,000)    $7,790,000
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
   Minority interest in ARI                    (6,280,000)      (431,000)
   Depreciation                                 4,064,000      3,765,000
   Amortization                                 1,374,000      1,931,000
   Provision for loss on disposal
     of property (Note 2)                       7,200,000
   Write-down of plant facility                                1,000,000
   Provision for loss on receivables              (62,000)       228,000
   Change in assets and liabilities:
    (Increase) in receivables                 (13,212,000)   (14,137,000)
    (Increase) decrease in inventories        (15,736,000)    22,563,000
    (Increase) in prepaid expenses
      and other current assets                   (442,000)      (186,000)
    Increase in accounts payable,
      other current liabilities
      and taxes payable                         1,816,000      4,381,000
    Other, net                                    483,000        118,000
                                               ----------     ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                        (22,068,000)    27,022,000

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment   (6,352,000)    (3,115,000)
  Disposition of property, plant and equipment     25,000         16,000
                                                ---------      ---------
NET CASH (USED IN) INVESTING ACTIVITIES        (6,327,000)    (3,099,000)

FINANCING ACTIVITIES:
  Proceeds from issuance of mortgage notes     94,000,000
  Mortgage notes issuance cost                 (6,620,000)
  Increase (decrease) in notes payable          4,535,000    (25,542,000)
  Principal payments on long-term
    and subordinated debt                     (63,284,000)    (1,000,000)
  Increase in long-term debt                                   3,595,000
                                               ----------     ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                         28,631,000    (22,947,000)
                                               ----------     ----------

INCREASE IN CASH DURING THE PERIOD                236,000        976,000

CASH, BEGINNING OF PERIOD                       3,718,000      3,065,000
                                              -----------    -----------
CASH, END OF PERIOD                           $ 3,954,000    $ 4,041,000
                                              ===========    ===========

Supplemental cash flow information:
 Net cash paid during the period for:
      Interest expense                        $ 8,815,000    $ 9,480,000
      Income taxes                            $   648,000    $   450,000


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   ERLY INDUSTRIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the nine months ended December 31, 1995
                                (Unaudited)



                                                                      Cumulative
                       Common Stock        Additional    Retained      Foreign         Total
                   -------------------      Paid-in      Earnings      Currency     Stockholders'
                     Shares    Dollars      Capital      (Deficit)    Adjustments      Equity
                   ---------   -------    -----------   -----------   -----------   ------------

Balance
April 1, 1995      3,418,272   $34,000    $16,407,000   $ 1,750,000   ($1,392,000)   $16,799,000

Net income (loss)
 for the period                                          (1,273,000)                  (1,273,000)

Foreign currency
 adjustments                                                              126,000        126,000

15% stock
 dividend            512,314     5,000      5,639,000    (5,644,000)                        --

Cash payments
 in lieu of
 fractional
 shares                                                      (3,000)                      (3,000)

Reclassification
  from
  redeemable
  common stock
  (Note 4)           345,000     4,000      1,796,000                                  1,800,000

Common stock
 issued                   99                    1,000                                      1,000
                   ---------   -------    -----------    ----------    ----------    -----------
Balance
December 31,
 1995
(unaudited)        4,275,685   $43,000    $23,843,000   ($5,170,000)  ($1,266,000)   $17,450,000
                   =========   =======    ===========    ==========    ==========    ===========


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ERLY INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  For the three and nine months ended December 31, 1995 and 1994

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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($2,359,000) and ($3,220,000) for the three and nine months ended December 31, 1995, respectively, and ($269,000) and ($468,000) for the three and nine months ended December 31, 1994, respectively. ERLY also earned Series B preferred dividends of $1,295,000 for each of the three month periods ended December 31, 1995 and 1994, and $3,885,000 for each of the nine month periods ended December 31, 1995 and 1994. As of December 31, 1995, ARI Series B Preferred Stock dividends accumulated, but not declared, total $13.4 million.

Note 2 - Assets Held for Sale - Short-term

At March 31, 1995 the consolidated balance sheet included assets held for sale classified as long-term of approximately $19 million. This represented properties in Houston, Texas held for sale by ARI.

ARI has entered into agreements to sell its properties in Houston, Texas.
The terms of the agreements require that certain conditions be met prior to consummation of the sales including demolition of structures on the properties and updated environmental studies. A provision for loss on disposal was recorded in the amount of $7.2 million in the quarter ended December 31, 1995 to reduce the carrying value of the properties to the net realizable value based on the current agreements, and the properties were reclassified from long-term to current. The transactions are expected to close in the third quarter of calendar 1996.


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

The Notes provide for interest payments semiannually, mature on July 31, 2002 and are non-callable by ARI prior to July 31, 1999, after which date the Notes are callable at the option of ARI, in whole or in part, at any time upon not less than 30 nor more than 60 days notice, at 107.0% of the principal amount, declining ratably to par on or after July 31, 2001. Except under certain changes of control, upon remarketing of industrial revenue bonds, or asset sales, as defined in the related indenture, ARI is not required to make mandatory redemption payments on the Notes. The Notes accrue fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%.

In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable. For the quarter ended December 31,

1995, the consolidated cash flow was $3.1 million compared to $4.8 million for the prior quarter ended September 30, 1995 and the contingent interest accrued at December 31, 1995 was $309,000.

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

In conjunction with an extension of approximately $9.5 million of remaining ERLY Juice debt in February 1995, the Company issued additional warrants to the lender, ING Capital, to purchase 5% of ERLY's common stock at $.01 per share. These additional warrants were canceled upon the repayment of the ERLY Juice debt in August 1995 (see Note 3). In connection with the extension in February 1995, the warrants issued in 1993 were amended to include a call feature, under which the Company could repurchase the warrants at a price of $8.75 per share, assuming the ERLY Juice debt was repaid before April 1, 1996, the expiration date of the call feature. The call feature also eliminates the redemption provision, until the call period expires. In June 1995, the February extension was amended to reduce the $8.75 call price per share to $4.78 per share (as adjusted for a 15% stock dividend) if the ERLY Juice debt was repaid before September 30, 1995. In such event, the call feature would be extended through September 30, 1996. The Company repaid the ERLY Juice debt in August 1995 (as discussed in Note 3), and intends to exercise its call option prior to September 30, 1996 and, accordingly, the warrants are classified as redeemable common stock warrants at the net obligation of $2,512,000 at December 31, 1995. If the call option is not exercised, the Company would have outstanding warrants to purchase approximately 525,000 shares of common stock at $.01 per share, all of which would be subject to redemption at the current market price of ERLY's stock.

In fiscal 1992, ERLY issued 345,000 shares (as adjusted for a 15% stock dividend) of ERLY common stock in exchange for $5.4 million of debt. In conjunction with this transaction, ERLY entered into an agreement to repurchase all of such stock at a price of $5.22 per share, as adjusted ($1,800,000 total obligation), at the option of the stockholder, through December 31, 1997. These shares were classified as redeemable common stock in the consolidated balance sheets. In October 1995, the stockholder sold the shares which were subject to the repurchase agreement to a third party, thereby canceling the repurchase agreement between ERLY and the stockholder. Accordingly, these shares and the related $1.8 million obligation, were transferred to common stock and paid-in capital in the quarter ended December 31, 1995.


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

In addition, in September 1995 ERLY's shareholders approved an amendment to the Company's articles of incorporation which increased the number of authorized shares of the Company's common stock, $.01 par value, from 5,000,000 shares to 15,000,000 shares.

Item 2.  ERLY INDUSTRIES INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
         --------------------------------------------------------------

     RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

Consolidated Results

For the quarter ended December 31, 1995, the Company reported a net loss of $4,437,000 on sales of $123 million, as compared to net income of $2.4 million on sales of $126 million for the third quarter of the prior fiscal year. Results for the quarter include a $7.2 million provision for loss on disposal of property held for sale (see Note 2). Excluding this non-recurring item, the Company had a net loss of $384,000 for the quarter ended December 31, 1995.

Management believes it is in the best interest of the Company to proceed with disposition of the property in an expeditious manner due to the improvement in liquidity it will provide and to a covenant to the $100 million note indenture requiring sale of the property within eighteen months of the date of issuance of the notes to avoid certain penalties. Management expects to invest the proceeds in other projects.

Sales for the third quarter of fiscal 1996 reflect a $3.8 million decrease in rice sales and a $.4 million sales decrease by Chemonics Fire-Trol, partially offset by a $1.2 million increase in consulting revenues over the third quarter of last year.

Gross profit for the quarter ended December 31, 1995 was $15.6 million, a decrease of $1.7 million from the quarter ended December 31, 1994 primarily as a result of decreases by Fire-Trol ($1.6 million) and rice ($.5 million), partially offset by a $.4 million increase from consulting.


American Rice

Sales for the quarter ended December 31, 1995 decreased $4.9 million, or 4.6%, from $106.3 million in fiscal 1995 to $101.4 million in fiscal 1996. Export sales were $65.5 million, a decrease of $7.0 million, or 9.7%, from last year, while sales in the United States and Canada increased $2.1 million, or 6.3%, to $35.9 million.

Export sales declined due to lower volume partially offset by higher average prices. Total export sales volume declined approximately 1.7 million equivalent rough rice hundredweight ("cwt."), or 26%, accounting for an $18.7 million sales decrease. Average export prices increased approximately 22%, accounting for $11.7 million in sales increases.
Export volume was lower primarily due to decreased volume in the Middle
East and the Caribbean as a result of generally weak demand for unbranded products. Partially offseting these declines, sales to Japan were higher than the third quarter of the prior year, although shipment levels in the quarter were not as high as expected due to port congestion and unfavorable weather conditions. Sales to Japan pursuant to Japan's commitment under the General Agreement on Tariffs and Trade ("GATT") treaty began in November 1995.

Domestic sales were higher as a result of higher average prices partially offset by lower volume.

Gross profit was 8% of sales for the quarter ended December 31, 1995 compared to 9% last year. Gross profit decreased $1.6 million, or 16%, from $9.9 million in the third quarter last year to $8.3 million in the third quarter of this year, due primarily to declines in gross profit from sales in the Western Hemisphere and Middle East as a result of lower volume, partially offset by higher gross profits from sales to Japan.

ARI's selling, general and administrative expenses were $6.2 million for the quarter ended December 31, 1995 compared to $6.1 million last year. Selling, general and administrative expenses as a percentage of net sales increased from 5.8% in the third quarter of last year to 6.1% this year.


Chemonics International - Consulting

For the quarter ended December 31, 1995, revenues for International were $19.8 million, an increase of $1.2 million, or 6%, from revenues of $18.6 million for the comparable period last year. Gross profit was $5.6 million (28% of revenues) for the quarter compared to gross profit of $5.2 million (28% of revenues) for the third quarter of last year.


Chemonics Industries - Fire-Trol

Fire-Trol reported sales of $1.1 million for the quarter compared to sales of $1.4 million reported last year, a decrease of $359,000, or 25%. The previous year experienced a record level of forest fire activity resulting in significant demand for the Company's forest fire retardant products. The decrease in sales from last year reflects a more normal level of forest fire activity for the third quarter when the forest fire season winds down. Gross profit for the quarter was $610,000 compared to $2.3 million last year (which included favorable inventory adjustments recorded to reflect over-absorption related to the record sales level for the year).


General

Consolidated interest expense totaled $5.4 million for the quarter ended December 31, 1995, compared to $4.7 million for the same quarter of last year. This increase reflects increased borrowings and the increase in interest rates from a year ago due to increases in the prime rate. Interest expense in both periods includes amortization of capitalized debt issuance costs. Other expense for the quarter ended December 31, 1994 included a $1.0 million reserve for impairment relating to the Company's remaining assets of its wine operations included in other assets.

     RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

Consolidated Results

For the nine months ended December 31, 1995, the Company reported a net loss of $1.3 million on sales of $348 million, as compared to net income of $7.8 million on sales of $359 million for the first nine months of the prior fiscal year. Results for the nine months include a $7.2 million provision for loss on disposal of property held for sale (see Note 2). Excluding this non-recurring item, the Company had net income of $2.8 million for the nine months ended December 31, 1995.

Sales for the current year were down $11 million from last year, primarily due to an $11 million decrease in rice sales and a $9 million decrease by Fire-Trol, partially offset by a $9 million increase in consulting revenues.

Gross profit for the nine months ended December 31, 1995 was $48.0 million compared to $51.0 million for the comparable period of last year, a decrease of $3.0 million. This reflects decreases by Fire-Trol ($3.7 million) and rice ($1.6 million), partially offset by a $2.2 million increase by consulting.


American Rice

Sales for the nine months ended December 31, 1995 declined $12.1 million, or 4.2%, from $290.3 million in fiscal 1995 to $278.2 million in fiscal
1996. The decline in sales was composed of $14.7 million in decreased export sales, partially offset by a $2.6 million increase in sales in the United States and Canada.

Export sales declined due to lower volume partially offset by higher average prices. Total export sales volume declined approximately 3.4 million equivalent rough rice hundredweight ("cwt."), or 18%, accounting for a $34.5 million sales decline. Average export prices increased approximately 12.5%, accounting for $19.8 million in sales increases. Export volume was lower primarily due to lower sales to Japan and the Caribbean compared to the prior year. This sales decline was partially offset by higher sales to the Middle East.

Domestic sales were higher as a result of higher volume partially offset by lower average prices.

Gross profit was 10% of sales for the nine month period ended December
31, 1995 compared to 10.4% for the comparable period last year. Gross profit declined $2.7 million, or 8.9%, from $30.3 million in the first nine months of last year to $27.6 million in the first nine months of this year, due primarily to lower sales to Japan from ARI's Maxwell, California facility, partially offset by increases in gross profit from Western Hemisphere and Middle East sales.

ARI's selling, general and administrative expenses of $18.0 million increased $1.0 million, or 5.9%, from $17.0 million last year. Selling, general and administrative expenses as a percentage of net sales increased from 5.9% in the first nine months of last year to 6.5% this year due primarily to a higher proportion of branded sales in the current fiscal year.


Chemonics International - Consulting

For the nine months ended December 31, 1995, revenues for International were $55.2 million, an increase of $8.8 million, or 19%, from revenues of $46.4 million for the comparable period last year. Gross profit was $15.7 million (28% of revenues) for the period compared to gross profit of $13.5 million (29% of revenues) for the comparable period last year.


Chemonics Industries - Fire-Trol

Fire-Trol reported net sales of $13.4 million for the nine months compared to the record sales of $22.7 million reported last year, a decrease of $9.3 million, or 41%. The previous year experienced a record level of forest fire activity resulting in significant demand for the Company's forest fire retardant products. The decrease in sales from last year reflects a more normal level of forest fire activity this year. Gross profit for the nine months was $3.6 million, or 27% of sales, compared to $7.3 million, or 32% of sales last year.


General

Consolidated interest expense totaled $14.4 million for the nine months ended December 31, 1995, compared to $12.5 million for the same period of last year. This increase reflects increased borrowings and the increase in interest rates from a year ago due to increases in the prime rate. Interest expense in both periods includes amortization of capitalized debt issuance costs. Other expense for the nine months ended December 31, 1994 included a $1.0 million reserve for impairment relating to the Company's remaining assets of its wine operations included in other assets.

                 LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the nine months ended December 31, 1995 used $22.1 million of cash, primarily to support increases in inventory ($15.7 million) and accounts receivable ($13.2 million).

At December 31, 1995, consolidated working capital was $57.6 million, compared to $15.9 million at March 31, 1995, an increase of $41.7 million. In August 1995, the Company's subsidiary, ARI, issued $100 million principal amount of 13.0% Mortgage Notes due in the year 2002. Portions of the net proceeds of $94 million were used to repay $53.8 million of existing ARI term debt and to reduce borrowings outstanding under ARI's $47.5 million revolving credit loan (see Note 3).

In addition, ARI used a portion of the proceeds from the $100 million notes to make a $10.5 million 15% loan to ERLY, due 2002. ERLY utilized the loan to repay a remaining $9.5 million obligation to ING Capital, the lender to the Company's subsidiary, ERLY Juice, which ERLY guaranteed in conjunction with a $6 million write-down of ERLY Juice obligations.

As discussed in Note 2, the Company has entered into agreements to sell
ARI's Houston properties, which are carried as assets held for sale.
Net proceeds from the sales will be used to invest in other projects. Management believes it is in the best interest of the Company to proceed with disposition of the properties in an expeditious manner due to the improvement in liquidity it will provide and to a covenant to the $100 million note indenture requiring sale of the property within eighteen months of the date of issuance of the notes to avoid certain penalties.

Stockholders' equity was $17.5 million at December 31, 1995, compared to $16.8 million at March 31, 1995, an improvement of $.7 million as a result of conversion of redeemable common stock to common stock, increasing stockholders' equity by $1.8 million during the quarter (see Note 4), offset by the $1.3 million net loss for the nine months.

The Company's subsidiary, ARI, executed an amendment to its $47.5 million revolving credit loan effective June 30, 1995. The loan bears interest at prime plus .5% and matures in May 1996. Previously, the interest rate on the loan was prime plus 2.0%.

                            Part II
                       OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       11.1  Calculation of Primary Income (Loss) Per Share

       11.2  Calculation of Fully Diluted Income (Loss) Per Share

       27    Financial Data Schedule (electronic filing)


(b)    No reports on Form 8-K were filed during the quarter ended December
       31, 1995.

                            SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ERLY INDUSTRIES INC.

                                           (Registrant)



Date:    February 14, 1996            By /s/ Thomas A. Whitlock
                                         ----------------------
                                         Thomas A. Whitlock
                                         Vice President and
                                         Corporate Controller

                                                  EXHIBIT 11.1
                                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                                 CALCULATION OF PRIMARY INCOME (LOSS) PER SHARE
                                      (In thousands except per share data)


                                    Three months ended                Nine months ended
                                        December 31,                     December 31,
                                   ----------------------          ------------------------
                                     1995          1994              1995            1994
                                   --------      --------          --------        --------
                                        (Unaudited)                      (Unaudited)


Net income (loss)                  ($4,437)        $ 2,371         ($ 1,273)        $ 7,790
                                    ======         =======          =======         =======


Average number of shares of
  common stock and common
  stock equivalents outstanding*:
   Average number of shares of
    common stock outstanding         4,276           4,250            4,276           4,234

   Common stock equivalents*:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                      (a)             719             (a)              719
                                     -----           -----            -----           -----
    Total                            4,276           4,969            4,276           4,953
                                     =====           =====            =====           =====


  Primary income (loss)
    per common share*             ($  1.04)         $  .48         ($   .30)        $  1.57
                                   =======          ======          =======         =======

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

                                               EXHIBIT 11.2
                                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
                           CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                                   (In thousands except per share data)

                                      Three months ended            Nine months ended
                                         December 31,                  December 31,
                                   -----------------------       ------------------------
                                     1995           1994           1995            1994
                                   --------       --------       --------        --------
                                        (Unaudited)                    (Unaudited)

Net income (loss)                  ($4,437)        $ 2,371        ($1,273)        $ 7,790
Interest adjustment -
  convertible note payable            (a)               25           (a)               71
                                    ------         -------        -------         -------
Net income (loss),
   as adjusted                     ($4,437)        $ 2,396       ($ 1,273)        $ 7,861
                                    ======         =======        =======         =======


Average number of shares of
  common stock and common
  stock equivalents outstanding*     4,276           4,969          4,276           4,953
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable*       (a)              307           (a)              307
                                     -----           -----          -----           -----
      Total                          4,276           5,276          4,276           5,260
                                     =====           =====          =====           =====

  Fully diluted income (loss)
    per common share*             ($  1.04)        $   .45       ($   .30)        $  1.49
                                   =======         =======        =======         =======


*    Retroactively adjusted to give effect to a 15% stock dividend in September
     1995.

(a) Exercise of convertible note is not assumed as the computation would be anti-dilutive.