Form 10-K
period 1996-03-31
ERLY INDUSTRIES INC
filed 1996-07-01
CIK 30966

===============================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                          _________________

                               FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                          _________________

  FOR THE FISCAL YEAR ENDED MARCH 31, 1996       COMMISSION FILE NUMBER 1-7894

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

           COMMON STOCK, PAR VALUE $.01 PER SHARE
                      (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
     such filing requirements for the past 90 days.    Yes   X     No
                                                            ---       ---

     As of June 15, 1996, there were 4,284,985 common shares outstanding and the aggregate market value of the common shares of ERLY Industries Inc. (based upon the closing price for these shares on the NASDAQ National Market) held by non-affiliates was approximately $22.3 million.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1996 Proxy Statement to Shareholders are incorporated by reference in Part III.

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                        ERLY INDUSTRIES INC.
                        FORM 10-K ANNUAL REPORT
                   FOR THE YEAR ENDED MARCH 31, 1996
                         TABLE OF CONTENTS


Part I
- ------
  Item 1:      Business                      See pages 3-14

  Item 2:      Properties                    See pages 15-16

  Item 3:      Legal Proceedings             See page 16 and "Commitments and
                                             Contingencies" on page 54

  Item 4:      Submission of Matters         See page 16
               to a Vote of Security
               Holders

Part II
- -------
  Item 5:      Market for the Company's      See page 17 and "Quarterly Results
               Common Stock and Related      of Operations" on pages 57 and 58
               Stockholder Matters

  Item 6:      Selected Financial Data       See pages 23-24

  Item 7:      Management's Discussion       See pages 25-30
               and Analysis of Financial
               Condition and Results of
               Operations

  Item 8:      Consolidated Financial        See pages 31-59
               Statements

  Item 9:      Changes in and                See page 17
               Disagreements with
               Accountants on Accounting
               and Financial Disclosure

Part III
- --------
  Item 10:     Directors and Executive       See pages 18-19
               Officers of the Company

  Item 11:     Executive Compensation        See Proxy Statement

  Item 12:     Security Ownership of         See Proxy Statement
               Certain Beneficial Owners
               and Management

  Item 13:     Certain Relationships         See Proxy Statement
               and Related Transactions

Part IV
- -------
  Item 14:     Exhibits, Financial           See pages 21-67
               Statement Schedules and
               Reports on Form 8-K

                                PART I


Item 1.  Business

ERLY Industries Inc. (the "Company" or "ERLY") was incorporated in California in March 1964. The Company entered the rice business in 1970 with the acquisition of Comet Rice Mills, Inc. ERLY expanded its rice operations in 1979 with the acquisition of United Rice Growers and Millers and again in 1988 with the purchase of 48% of American Rice, Inc. ("ARI"). In May 1993, ERLY acquired an additional 33% voting interest in ARI and consolidated the rice operations into a single operating company (the "Acquisition").

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

The Company's principal executive offices are located at 10990 Wilshire Boulevard, Suite 1800, Los Angeles, California 90024, (213) 879-1480. ARI's executive offices are located at 16825 Northchase Drive, Suite 1600, Houston, Texas 77060, (713) 873-8800. Chemonic's executive offices are located at 734
E. Southern Pacific Drive, Phoenix, Arizona 85034. International's executive offices are located at 1133 20th Street, N.W., Suite 600, Washington, D.C. 20036.

Recent Events

In June 1996, the Company's subsidiary, ARI, entered into an agreement to acquire a domestic and foreign olive business from Campbell Soup Company. Assets to be acquired include domestic inventories and fixed assets and all of the outstanding stock of a Spanish company which comprises the foreign olive business. The purchase price is expected to be approximately $38 million, which will be funded primarily from ARI's credit facilities. The acquisition, which is expected to close in July 1996, will be accounted for as a purchase and the results of operations of the acquired business will be included in the Company's consolidated financial statements after that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 18 of Notes to Consolidated Financial Statements for further discussion of the olive acquisition.

AMERICAN RICE, INC.

Background

The Company's rice business dates back to 1901 when the predecessor company to Comet Rice, Inc. ("Comet") was formed in Beaumont, Texas. In 1952, the predecessor company to Comet merged with Wonder Rice Mills, Inc. of Stuttgart, Arkansas and Adolphus Rice Mills, Inc. of Houston, Texas. Comet was purchased by ERLY in 1970. In 1979, Comet acquired United Rice Growers and Millers which owned a rice processing facility in Maxwell, California which remains ARI's primary milling facility in the California rice producing region.

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

As a result of the Acquisition, ARI diversified the market for its products, expanded its share of both the domestic and export rice markets, increased its sources of supply of rough rice and reduced its operating costs. The Acquisition reduced manufacturing and distribution costs by allowing ARI to process and package products closer to the ultimate customer and thereby utilize total capacity more efficiently. The Acquisition also enabled ARI to better utilize its milling facilities due to increased availability of bank credit lines and working capital, which in turn allowed ARI to purchase additional raw product from a larger growing area and to sell to additional export markets.

Company Overview

ARI is the largest U.S.-based and one of the world's leading processors and marketers of branded rice products, with leading brand positions in many U.S. markets as well as Saudi Arabia, Haiti, Puerto Rico and certain other rice consuming markets. ARI annually markets approximately 20% of the total U.S. rice crop and is the only marketer of rice in the world with significant sources of rough rice and milling facilities in the two major rice producing regions of the United States as well as certain strategic locations overseas. This allows ARI to moderate the impact of regional trade imbalances caused by climate and geopolitical factors on operating performance. ARI is able to maximize its margins by purchasing rice grown domestically and abroad to take advantage of regional cost and supply availabilities.

Approximately 60% of ARI's sales consist of branded rice, which typically commands a higher price and profit margin than commodity rice and is less susceptible to decreases in sales volume due to increases in consumer prices. With leading brand names that sustain the number one or two positions in many of the major rice consuming markets domestically and abroad, ARI typically is able to achieve high margins in these branded markets. ARI markets white rice, instant rice, parboiled rice, brown rice and rice mixes under proprietary, trademarked brand names such as Blue Ribbon, Comet, Adolphus, AA, Cinta Azul, Wonder, Colusa Rose and Chopstick. ARI is a leading marketer of U.S. rice in many of the world's major rice importing countries, including Saudi Arabia, Haiti and Turkey. In Saudi Arabia, the third largest import rice market in the world, the Chopstick brand, known locally as Abu Bint, has been the number one brand of U.S. grown rice sold in that country since 1973, and has consistently represented over two-thirds of the U.S. grown rice sold in that country. ARI's leading brand names and broad product lines have facilitated its penetration of new markets and introduction of new products in existing markets.

In 1994 ARI entered into the ARI-Vinafood joint venture with a company owned by the Socialist Republic of Vietnam to process and market Vietnamese grown rice. ARI's 55% ownership in ARI-Vinafood enables it to participate in the world market for Asian origin rice, the largest market segment in the world rice market. Management believes that this product source will enable it to increase its market share in certain key regions as well as provide a competitive product under its existing brand names to major rice consuming markets in Asia and South America.

Industry Overview

Rice is the primary staple food consumed in most countries and is the cereal grain with the highest level of human consumption in the world, comprising approximately 40% of world cereal grain consumption. Primarily as a result of population increases, world rice consumption has increased approximately 125% during the last 30 years to approximately 350 million metric tons. Domestic consumption of rice has more than doubled since 1984 and currently exceeds 3.3 million metric tons annually. The increase in U.S. rice consumption is primarily due to the substantial population growth of certain ethnic groups and, to a lesser degree, increased awareness by the general population of the impact of diet on health. Measured on a per capita basis, average consumption of rice is estimated at 150 pounds per person on a worldwide basis, with Asia having the highest per capita annual consumption at approximately 225 pounds and the United States having one of the lowest at 28 pounds.

International Trade -- While over 95% of the rice grown worldwide is consumed in the country in which it is grown, international trade in rice has expanded steadily over the last decade from approximately 11 million metric tons to approximately 15 million metric tons. The demand for rice over time has increased proportionately with population increases, coupled with expansion in per capita consumption, and has exceeded agricultural productive capacity in some countries. In addition, due to the economic collapse of the former Soviet bloc nations, certain foreign government agricultural support programs have been reduced. This has reduced supply and increased international trade demand.

The world's major rice producing countries include China, India, Indonesia, Bangladesh, Thailand, Vietnam and the United States, with China and India accounting for over 50% of world rice production. Thailand is the largest exporter of rice in the world, exporting approximately 32% of total world rice exports, followed by the United States and Vietnam, whose exports account for 18% and 17%, respectively, of the world rice trade.

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

Rice produced in the United States is generally high quality and sells at premium prices relative to Asian rice. Based on statistics compiled by the U.S.D.A., exports of rice produced in the United States have sustained consistent growth over the last 20 years, growing from an average of 1.8 million metric tons per year in the years from 1972 to 1974 to an average of
2.6 million metric tons per year in the years from 1993 to 1994. The U.S.D.A. estimates that the United States exported 2.7 million metric tons of rice in 1995.

International trade has been favorably impacted by the effects of the General Agreement on Tariff and Trade ("GATT"). Signatory countries, including the United States, the European Union, Japan and South Korea began implementation of their GATT commitments on January 1, 1995, which required, with some exceptions, the elimination of all import bans, and the reduction of all import tariffs. In the case of Japan and South Korea, which were not required to eliminate rice import bans, highly beneficial quotas were established through bilateral negotiations. Japan imported approximately 400,000 metric tons of rice in 1995, and its imports are scheduled to increase each year to 758,000 metric tons by 2000. Commencing in the summer of 1995, South Korea's quota is 51,000 metric tons, which they have agreed to double by 1999 and double again by 2004. In general, reductions on tariffs will make imports more attractive to foreign buyers and consumers and more competitive with domestic products. Under GATT, developed countries are committed to reduce tariffs by an average of 36% over six years, with a minimum of a 15% reduction on any individual item. Developing nations will reduce tariffs 24% over 10 years and must meet a minimum 10% per item reduction. Management believes that the net effect of GATT will be to stimulate additional medium grain rice production in the United States and will increase the amount of rice traded globally.

Domestic Trade -- U.S. consumption of rice has more than doubled since 1984 and currently exceeds 3.3 million metric tons per year. U.S. per capita consumption of rice has more than doubled since 1978 primarily due to increases in the population of high rice-consuming Hispanic and Asian ethnic groups which are projected by the U.S. Census Bureau to account for 38% of the U.S. population by 2020. For example, the Hispanic communities in the Southwest, and the Asian communities in California, each of which have grown significantly since 1985, consume over three times the average per capita amount of rice consumed in the United States. To a lesser extent, the growth in average per capita consumption of rice has also been caused by increased awareness of the impact of diet on health.

Approximately 50% to 60% of rice produced in the United States is consumed domestically. Approximately 70% of U.S. consumption is for food use or direct consumption. Rice used in food processing accounts for approximately 19% of total U.S. rice consumption while the remainder is used in the production of beer.

Rice Production -- Over two-thirds of total U.S. rice production is the long grain variety, which is produced almost entirely within Arkansas, Louisiana, Mississippi, Texas and Missouri and is marketed worldwide. Medium grain rice, which is grown in several rice producing states but is the dominant variety grown in California, accounts for effectively all of the remaining one-third of all rice grown in the United States. California medium grain, generically known as Calrose, is preferred within certain segments of the global market, including Japan, Korea, Turkey, Jordan and Lebanon. The difference between these rice varieties is primarily reflected in the size and shape of the kernel as well as amylose or starch content.

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

ARI plans to continue to expand into new markets and increase its share in certain of its existing markets. The following table summarizes the regional concentrations of net sales of ARI during the past three years (in thousands):

                                                Years ended March 31,
                                          --------------------------------
                                             1996        1995      1994
                                          ---------   ---------  ---------
United States and Canada                  $ 141,868   $ 129,271  $ 102,624

Export sales:
  Middle East                               117,359      91,449     89,782
  Caribbean, Mexico and South America        64,654      84,806     38,935
  Asia                                       49,453      49,963     42,838
  Europe                                     18,111      13,632      6,260
  Africa                                      2,275       3,864      4,012
  Other                                          55          65         13
                                          ---------   ---------  ---------
Total export sales                          251,907     243,779    181,840
                                          ---------   ---------  ---------
  Total sales                             $ 393,775   $ 373,050  $ 284,464
                                          =========   =========  =========

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion concerning export sales for ARI.

United States and Canada -- ARI's domestic sales consist of branded rice products sold to retail outlets, primarily grocery stores, branded bulk sales to ethnic wholesale and retail outlets and sales to other industrial users and major food processors. The United States and Canada together provided 36% of net sales in fiscal 1996. ARI has targeted its domestic marketing programs to achieve regional brand prominence with such efforts primarily being focused on the top 15 rice consumption markets. These markets, located principally in New York, California, Texas and Florida account for over 50% of the rice consumed in the United States. This focused strategy allows ARI to maximize sales and achieve prominence as a branded supplier while minimizing selling, general and administrative expenses.

ARI is the second largest seller by tonnage of retail branded long grain white rice products in the United States with a market share of approximately 16%.

ARI's long grain rice brands have attained the number one or number two market share in many of the regions in which they compete including Comet in North Carolina, Blue Ribbon in South Carolina, Adolphus in Texas, Comet in California, Texas and the Southeast and AA in California.

Certain ethnic groups represent some of the fastest growing segments of the rice business in the United States. Management believes that ARI's AA is the leading brand of long grain rice among Asian-Americans and dominates sales in the western region of the United States and certain other regions having large Asian-American populations. Other ARI brands have strong consumer acceptance with Hispanic-Americans in the Southwest. ARI's D'Aqui and Cinta Azul brands represent approximately 15% of the Puerto Rican retail rice market. Puerto Rico consumes approximately 6% of the retail rice sold in the United States and its territories and has a per capita consumption that is more than five times the United States average.

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

Middle East -- The Middle East accounted for 30% of net sales in fiscal 1996. Saudi Arabia has been the largest market for U.S. grown rice, annually importing an average of approximately 700,000 metric tons, and is currently the largest branded parboiled rice market in the world. ARI's Abu Bint brand is considered to be one of the best recognized food products in Saudi Arabia and dominates all U.S. grown rice imports and has accounted for over 60% of all rice imported from the United States the last 15 years. Overall, Abu Bint is the number one brand with a market share of approximately 16% of the total Saudi Arabian market, three times larger than that of its closest competitor.

Historically, the rice ARI sold in Saudi Arabia was processed and packed in the United States and shipped to Saudi Arabia. In 1994, ARI entered into an agreement with Rice Milling and Trading, Ltd., Inc. ("RMT"), an operator of a receiving, processing, storage and bagging facility in Jeddah, Saudi Arabia, to receive bulk rice from ARI and pack Abu Bint on an exclusive basis and under strict ARI quality supervision. By shipping rice in bulk to RMT, ARI has reduced vessel loading and freight costs while providing market competitiveness, better customer service and product freshness. Rice products exported to Saudi Arabia by ARI are marketed to various wholesalers and retailers through a number of major distributors.

Historically, ARI has also had significant sales in Turkey and Iran.

Caribbean, Mexico and South America -- This region accounted for 16% of net sales in fiscal 1996. The Caribbean is one of the highest per capita rice consumption markets in the world. ARI sells branded products such as Comet, Blue Ribbon and 4 Star throughout this region, with substantial ARI-controlled or owned assets in Jamaica, Haiti and The Netherlands Antilles.

ARI is the largest processor and marketer of rice to Haiti, one of the seven largest importers of U.S. grown rice, with annual imports in excess of 125,000 metric tons for each of the last five years.

Within Aruba, Bonaire and Curacao, ARI has a long-term exclusive supply, processing and marketing agreement with the Antillean Rice Mill, a local marketing company. ARI ships rice on a cost efficient bulk basis as compared to other more costly methods of shipment. The Antillean Rice Mill markets ARI's Blue Ribbon and Comet labels within this region and has sustained a total market share in excess of 75% in each of the last 10 years.

In Jamaica, ARI's subsidiary, Comet Rice of Jamaica Limited, is the second largest processor and one of the largest branded retail and food service marketers in the country.

Asia -- Asia accounted for 13% of net sales in fiscal 1996. For the twelve-month period ended July 1994, Japan imported 2.4 million metric tons of rice, including approximately 500,000 metric tons from the United States. ARI processed and milled approximately 62% of the tonnage from the United States. These rice imports, the first in 25 years by Japan, were necessary due to adverse weather conditions that materially reduced Japan's 1993 rice crop.
The poor rice crop, combined with the fact that Japan's declining rice production had fallen short of annual Japanese rice consumption for seven of the last 10 harvests, had depleted Japan's rice stock-pile requiring significant rice imports. Although this was an unusual occurrence, as a participant in GATT, Japan imported approximately 400,000 metric tons of rice in 1995, and its imports are expected to increase each year to 758,000 metric tons by the year 2000. Management believes that the Japanese prefer California grown Calrose variety medium grain rice and that the United States has an excellent opportunity to obtain more than half of these projected Japanese imports. Because ARI has previously developed a reputation for high quality rice and superior service through its prior trade experience with Japanese importers, management believes it will have material involvement in these Japanese imports.

In 1994, ARI formed ARI-Vinafood, a Vietnamese limited liability company on a joint venture basis with a company owned by the government of the Socialist Republic of Vietnam (the "Vietnam Partner") for the purpose of producing rice and related products at rice processing facilities in the Can Tho province of Vietnam. ARI owns 55% of ARI-Vinafood also earns a royalty of 3.5% on all export sales from Vietnam by ARI-Vinafood. The term of ARI-Vinafood is 20 years and may be renewed by ARI for an additional 20 years, but ARI's participation in ARI-Vinafood is subject to a buy-out by the Vietnam Partner after the fifth year of operation.

ARI's participation in ARI-Vinafood has allowed ARI to participate in the world market for Asian origin rice. Asian rice varieties are preferred by many customers in different countries due to a unique taste which is attributed to different amylose or starch content. In addition, because of Asia's geographic proximity to such high rice consumption markets as China and Indonesia, ARI's participation in ARI-Vinafood gives it a freight cost advantage over any Western or European grown rice in those markets.


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

ARI buys rough rice from a variety of farm sources. A large portion of these rough rice purchases are made under pre-harvest agreements. Pre-harvest agreements generally provide for delivery of rough rice from specified acreage at a price per hundredweight determined by the terms of the agreements. Generally, the price per hundredweight is determined based on local market conditions occurring between the time of harvest and on or after delivery to the buyers. ARI also obtains domestic rough rice through competitive bidding in all rice producing states. In addition to purchasing domestic rough rice, ARI obtains milled rice from other U.S. and foreign rice suppliers as needed.

The Chicago Board of Trade maintains a futures and options market in rough rice. ARI buys and sells futures and options contracts as a mechanism to manage a portion of its rough rice requirements.

ARI procures rice from a variety of locations, including five of the six significant U.S. rice growing states (Texas, Louisiana, Mississippi, Arkansas and California).

Southern Facilities -- ARI's principal rice processing facility, located in Freeport, Texas (the "Freeport Facility"), is a 20-acre integrated processing complex with an annual milling capacity of over 600,000 metric tons located directly on a deep water port in the Gulf of Mexico. The facility is the only rice facility in the United States capable of handling large ocean-going vessels directly at the facility. The facility has a parboiled processing plant and separate milling facilities for both white and parboiled rice. The Freeport Facility adds water polishing and electro-optical sorting to ensure that ARI's exacting quality standards are consistently met. The facility also has a rice flour mill that markets and meets the stringent quality standards of baby food processors and Japanese food ingredient purchasers. ARI also processes instant rice for retail and industrial markets.

During fiscal 1994 and fiscal 1995, ARI invested approximately $1.5 million to upgrade the Freeport Facility. ARI installed state-of-the-art equipment which increased the production capacity of the mill by approximately 1.2 million hundredweight per year and substantially improved yields, thereby reducing ARI's production cost per hundredweight.

California Facilities -- ARI operates two rice processing facilities in Maxwell and Biggs, California and has one of the state's largest single rice drying operations. The Maxwell Facility is the largest capacity single rice mill operating in California. The Biggs, California facility (the "Biggs Facility"), which was first leased by Comet in 1991 and recently extended, is an older milling facility which provides additional milling capacity to supplement ARI's domestic milling requirements. The combined capacity of the Maxwell Facility and the Biggs Facility exceeds the multi-mill capacities of ARI's largest California competitors.

Other Facilities -- ARI also operates packaging facilities in Kingston, Jamaica and Port-au-Prince, Haiti that receive bulk rice from ARI's Southern facilities and process and package the bulk rice into local retail branded rice products. ARI's Haitian facility is located on a self-contained deep water port 25 kilometers outside the capital city and principal market, Port-au-Prince. ARI operates an ocean-going vessel to service the Caribbean area facilities. These facilities provide ARI with competitive advantages in loading, transportation and labor costs as well as in customer service and product freshness.


Competition

Competition is based upon brand name recognition, quality, product availability, product innovation and price. On a global basis, ARI competes with approximately 15 entities that together trade or market over 50% of world trade in rice. These competitors are from the United States and other exporting countries such as Thailand, Pakistan and Vietnam. ARI's U.S. competitors in the domestic and export milled rice markets include Riviana Foods Inc., Riceland Foods, Inc., Producers Rice Mills, Inc., Continental Grain Company, Cargill Inc. and Farmers Rice Cooperative. There are other competitors in certain specialized marketing areas, such as Mars, Inc. (Uncle Ben's), Philip Morris Companies, Inc. (Minute) and the Quaker Oats Company (Rice-a-Roni).

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


Regulation

Although ARI is not involved in rice farming, certain government regulations affecting U.S. rice farmers have a significant impact on ARI's cost and availability of ARI's principal raw material, rough rice. Substantially all U.S. rice is grown under the influence of U.S. government programs.

In April 1996, the Federal Agriculture Improvement and Reform Act ("1996 Farm Bill") was enacted to replace its 1990 predecessor, the Food, Agriculture, Conservation and Trade Act of 1990 ("1990 Farm Bill"). The 1996 Farm Bill provides marketing loans and agricultural market transition payments to qualifying farmers for seven years beginning with the 1996 crop. The agricultural market transition payments range on a declining scale from $2.75 per cwt. for the 1996 crop to $2.03 per cwt. in 2002 and replace similar payments of the 1990 Farm Bill. Unlike the predecessor bill payments, the agricultural market transition payments are fixed without reference to price levels. Other key provisions of the new law include the elimination of acreage reduction incentives and increased flexibility of farmers to change among different commodities as market conditions warrant.

The changes introduced by the 1996 Farm Bill may have a significant impact on the supply and price levels of U.S. grown rice. Surveys of rice farmers by the U.S.D.A. indicate total planted acreage in the U.S. may decline somewhat in 1996. Prices of rough rice have trended somewhat higher in anticipation of a shorter supply. Management believes any possible adverse effect of these developments will be of limited duration because over the longer term:
(i) domestic prices should adjust to a point of economic equilibrium with imports, which will justify adequate production by U.S. growers using alternate or fallow acreage and employing additional economies of scale, and (ii) any shortage of U.S. grown rice as a result of the 1996 Farm Bill may be offset by imports from other countries using ARI's cost efficient bulk handling equipment at the Freeport facility located on a deep water port and ARI's strategically located packaging facilities.



CHEMONICS INTERNATIONAL, INC. - CONSULTING

Chemonics International, Inc. offers management and technical assistance services to developing countries worldwide under contracts with the U.S. Agency for International Development (AID), the World Bank, development banks, municipalities and other government agencies as well as private firms.
Services are provided in a range of areas including agriculture, agribusiness, natural resources and the environment, and rural development. A major focus is aiding the development of private enterprise, especially in countries where government controlled enterprise once dominated, and privatization of state farms and land in these countries.

Chemonics International has over 30 long-term contracts which are regional or worldwide in scope and maintains offices in more than 30 countries. The countries or regions with the largest amount of business include Egypt, Oman, Central and South America, Philippines, Guinea, Indonesia, Nepal, South Africa, Botswana, Swaziland and the newly independent states of the former Soviet Union.

At March 31, 1996, Chemonics International has a funded contract backlog of approximately $166 million covering 1997 through 2000. Of this amount, $65 million relates to services expected to be provided in fiscal year 1997. Contracts are subject to cancellation in the event of severe political turmoil in the country or region, subject to appropriate compensation for winding down the contract involved. Revenues for 1996 were $77,754,000, a 22% increase over the prior year. Revenues were $63,546,000 in 1995, up 52% from 1994 revenues of $41,944,000. Chemonics International is one of the largest for-profit AID contractors, in terms of volume of service to AID, in an industry dominated by non-profit entities including universities. The Company is one of the leaders in trying to enhance the role of profit-making firms in providing consulting services to AID.


CHEMONICS INDUSTRIES, INC. - FIRE-TROL

Chemonics Industries, Inc. is headquartered in Phoenix, Arizona. Chemonics Fire-Trol also maintains facilities in Northern California, Washington State and Western Canada from which forest fire retardant chemicals are manufactured and sold.

Chemonics Fire-Trol's primary products are forest fire retardants. These products are patented, United States Forest Service tested and qualified materials designed to combat forest, brush and grass fires through dissemination from air tankers and helicopters. These products are sold under contract to the U.S. and Canadian Forest Services through competitive bidding, on contracts ranging in length from one to ten years. The chemical components are generally available throughout the year and are combined in a manufacturing process at Orland, California; Pasco, Washington; Kamloops, British Columbia; and Edmonton, Alberta. Fire-Trol is available throughout all major forest fire areas in North America. It is distributed in Canada through Chemonics' Canadian subsidiary, Chemonics Industries (Canada) Ltd. Fire-Trol is also developing overseas with established operations in France, Portugal, Spain, South Africa and South America.

Chemonics holds significant patents for Fire-Trol (which expire in various years through the year 2012), but it faces substantial competition in its fire retardant business from Monsanto Chemical Company, a corporation with far greater resources than the Company. Annual sales fluctuate according to the number and severity of forest fires in the geographical areas serviced by Chemonics Fire-Trol. Sales for 1996 were $14,034,000 as compared to $23,003,000 for 1995 and $8,416,000 in 1994. This volume variation, based upon weather and fire conditions, is an important aspect of Chemonics' overall sales and profitability.


                              EMPLOYEES

The Company employs approximately 1,364 people full-time, 999 of which are in the rice business. None of the Company's operations are covered by collective bargaining agreements.

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

Item 2.   Properties

The following table summarizes the principal properties owned and/or occupied by the Company and its subsidiaries:

                                      APPROXIMATE           OWNED OR LEASED-
                                    SQUARE FOOTAGE OF      EXPIRATION DATE OF
       LOCATION                        BUILDINGS                 LEASE
Continuing Operations
- ---------------------
Administrative offices:
    Los Angeles, California           11,086 sq. ft.          Leased 2001
    Houston, Texas                    46,400 sq. ft.          Leased 1997
    Phoenix, Arizona                  10,300 sq. ft.          Leased 1997
    Washington, D.C.                  68,475 sq. ft.          Leased 2006
    Washington, D.C.                  27,270 sq. ft.          Leased 1998
    Washington, D.C.                  11,314 sq. ft.          Leased 1996


Warehousing, processing and shipping
of rice and rice products:
    Freeport, Texas                  272,400 sq. ft.          Leased 2022
    Stuttgart, Arkansas              142,900 sq. ft.             Owned
    Maxwell, California (1)          261,000 sq. ft.           Owned and
                                                              Leased 2034
    Biggs, California                 95,000 sq. ft.          Leased 2001
    Laffiteau, Haiti                  30,024 sq. ft.          Leased 2001
    Spanish Town, Jamaica             29,000 sq. ft.          Leased 1998
    Can Tho, Vietnam (2)             250,000 sq. ft.          Leased 2014

Processing, warehousing and
shipping of fire retardants:
    Phoenix, Arizona                  20,600 sq. ft.          Leased 1997
    Orland, California                20,000 sq. ft.             Owned
    Kamloops, British Columbia,
      Canada                          10,000 sq. ft.          Leased 2016
    Edmonton, Alberta, Canada          4,800 sq. ft.          Leased 1998

Discontinued Operations
- -----------------------
Grape crushing, fermenting,
processing and warehousing
of wine:
    Tulare, California (3)            49,000 sq. ft.             Owned
    Delano, California (4)           121,000 sq. ft.             Owned


(1) Most of the storage facilities and approximately half of the land is leased.
(2)  Subject to an option to purchase by the joint venture partner commencing
     1999.
(3)  Leased to a third party, with an option to buy.
(4)  Leased to a third party.

All properties owned or leased by the Company are maintained in good repair, and management believes them to be adequate for their respective purposes.
All machinery and equipment are considered to be in sound and efficient operating condition. Facilities reflected as discontinued operations above are included in other assets in the consolidated balance sheets.

Substantially all property, plant and equipment detailed above (in addition to all receivables, inventories and the capital stock of ARI, Chemonics and International) are pledged as collateral on notes payable and certain other long-term debt obligations.

Item 3.   Legal Proceedings

The Company and ARI have been named as codefendants in a lawsuit filed in the district court of Harris County, Texas. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of the Company and ARI. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages.
The Company and ARI were named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing (see Note 9), as well as certain other alleged activities. The Company and ARI believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result has been made in the accompanying consolidated financial statements.

The Company is involved in other legal proceedings that arise in the ordinary course of its business, all of which are routine in nature. Management believes that the resolution of such legal proceedings will not have a material adverse affect on the consolidated financial position or consolidated results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, since the last Annual Meeting of Shareholders held on September 6, 1995.

                                  PART II

Item 5.   Market for the Company's Common Stock and Related Stockholder Matters

(a)  Market Information

The Company's common stock is listed in the National Market Issue Section of the Over-the-Counter Market as ERLY Industries Inc. - NASDAQ Symbol "ERLY."


                   PRICE RANGE OF ERLY COMMON STOCK



                                  High                Low
                                  -----              -----
Fiscal Year 1996*
  1st Quarter             $       9-7/8      $       8-3/4
  2nd Quarter                     9-5/8              7-7/8
  3rd Quarter                       9                6-5/8
  4th Quarter                    10-1/4              5-7/8

Fiscal Year 1995*
  1st Quarter             $       7-7/8      $       3-5/8
  2nd Quarter                     8-7/8              7-1/8
  3rd Quarter                    10-1/4              7-1/4
  4th Quarter                    10-1/2              6-1/8


*  Restated for a 15% stock dividend in September 1995.



(b)  Holders

There were approximately 1,011 shareholders of record as of March 31, 1996.

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

                               PART III


Item 10.   Directors and Executive Officers of the Company

The following is a list of the directors of ERLY Industries Inc. with information provided as of June 15, 1996:

                                           DATE ELECTED
                                           AS DIRECTOR
NAME OF DIRECTOR          AGE               OF COMPANY

Gerald D. Murphy           68               April 1964

Mr. Murphy is Chairman of the Board and Chief Executive Officer (since 1964) of the Company, and is Chairman of the Board (since 1993) and Director (since
1988) of American Rice, Inc. (which is 81% owned by ERLY effective May 1993). He also serves as a Director of Pinkerton's, Inc., a security and investigation services firm, and High Resolution Sciences, Inc., a technological corporation.


Douglas A. Murphy          40               January 1988

Mr. Murphy is President (since 1990) and Chief Operating Officer (since 1992) of ERLY Industries Inc., President, Chief Executive Officer (since 1993) and Director (since 1990) of American Rice, Inc. and President of ERLY Juice Inc. (since 1988), a subsidiary of the Company. He was President of Comet American Marketing, a division of American Rice, Inc. from 1986 to 1990. He is also a director advisor of Compass Bank Houston.


William H. Burgess         79               September 1975

Mr. Burgess is a private business consultant, Chairman of CMS Digital, Inc., a privately held company, and a Director of American Rice, Inc. (since 1988). From 1978 to 1986 Mr. Burgess was Chairman of International Controls Corp., an internationally diversified manufacturing company.


Bill J. McFarland          59               August 1986

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

Alan M. Wiener             58               March 1995

Mr. Wiener has served as a Director of the Company since 1995. He was President of Impulse Designs, Inc. from 1974 to 1995 and is presently serving as Chairman of the Board of that company. He is also a Director of FloTool International, Inc. He previously served as a Director of Cal Fame Citrus Products, Inc. and Leisure Technology, Inc.

The following is a list of the executive officers of ERLY Industries Inc., their ages and their positions as of June 15, 1996:

Gerald D. Murphy     68         Chairman of the Board and Chief Executive
                                Officer of ERLY Industries since formation of the Company in 1964 and President of the Company from 1964 to 1990; and Chairman of the Board of American Rice, Inc. (since 1993).

Douglas A. Murphy    40         President since 1990 and Chief Operating
                                Officer since 1992 of ERLY Industries;
                                President and Chief Executive Officer since
                                1993 and Director since 1990 of American Rice,
                                Inc.; President of ERLY Juice Inc. since 1988;
                                and President of Comet American Marketing from
                                1986 to 1990.

Bill J. McFarland    59         Vice President of the Company since 1975;
                                President of Comet American Marketing since
                                1993; Senior Vice President of American Rice,
                                Inc. since 1993; President of ERLY Food Group from 1990; President of The Beverage Source from 1979 to 1990; and President of Early
                                California Foods from 1975 until its sale in 1985.

Richard N. McCombs   50         Vice President and Chief Financial Officer of
                                the Company since 1990; Executive Vice
                                President of Finance and Administration,
                                Secretary, Treasurer and Director of American
                                Rice, Inc. since 1993; Managing Director of the
                                ARI-Vinafood joint venture since 1994;
                                President of ISC Wines of California from 1984 to 1986; and Executive Vice President of The
                                Beverage Source from 1986 to 1990 and President since 1990.

Kurt A. Grey         55         Vice President of the Company since 1982;
                                President, Cicero Industries from 1981 to 1982;
                                and Vice President, Union Bank, from 1976 to
                                1981.

Lolan M. Pullen      62         Vice President of the Company since 1986; Vice
                                President of Comet Rice, Inc. from 1986 to
                                1993; and Vice President - Finance of Early
                                California Foods from 1976 until its sale in 1985.

Thomas A. Whitlock   46         Vice President and Corporate Controller of the
                                Company since 1991, Vice President and
                                Controller of The Beverage Source (a subsidiary of the Company) from 1987 to 1990 and Corporate
                                Controller of the Company from 1981 to 1987.


Douglas A. Murphy, President of ERLY Industries Inc. and American Rice, Inc. is the son of Gerald D. Murphy, Chairman of the Board of the Company. There are no other family relationships among the directors or executive officers of the Company.

Item 11.   Executive Compensation

Pursuant to General Instruction G(3), information concerning executive compensation is incorporated by reference to the Company's 1996 Proxy Statement.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G(3), information concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company's 1996 Proxy Statement.


Item 13.   Certain Relationships and Related Transactions

Pursuant to General Instruction G(3), information concerning certain relationships and related transactions is incorporated by reference to the Company's 1996 Proxy Statement.

                                 PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                              Page
                                                             Number
(a) 1.   Financial Statements

           Selected Financial Data                           23-24

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations     25-30

           Consolidated Statements of Operations             31-32

           Consolidated Balance Sheets                       33

           Consolidated Statements of Cash Flows             34-35

           Consolidated Statements of Stockholders' Equity   36

           Notes to Consolidated Financial Statements        37-58

           Independent Auditors' Report                      59


    2.   Financial Statement Schedules

          Schedule I - Condensed Financial
            Information of ERLY Industries Inc.
            (Parent Only)                                    60-62

          Schedule II - Valuation and Qualifying
            Accounts                                         63


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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

    3.     Exhibits

         Exhibit                                                    Exhibit
         Number       Description                                  Reference

          (3)   Articles of Incorporation (as
                amended September 6, 1995).                        Exhibit 3

          (4) The Indenture dated as of December 1, 1993 for $8,880,000 12 1/2% Subordinated Sinking Fund Debentures due 2002 (incorporated by reference to Exhibit 4 to the Company's 1994 Form 10-K).

          (4) Trust Indenture dated August 24, 1995 by and among American Rice, Inc. and U. S. Trust Company of Texas for $100,000,000 13% Mortgage Notes due 2002 (incorporated by reference to Exhibit
                4.1 of ARI's Form S-1, file No. 33-60539).

          (11)  Calculation of Primary Income (Loss) Per Share.    Exhibit 11.1

          (11)  Calculation of Fully Diluted Income (Loss) Per
                Share.                                             Exhibit 11.2

          (21)  Subsidiaries of ERLY Industries Inc.               Exhibit 21

          (27)  Financial Data Schedule (electronic filing)        Exhibit 27

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

          (28)  American Rice, Inc. 1996 Annual Report and Form
                10-K (incorporated by reference to ARI's 1996
                Form 10-K, filed June 27, 1996, file No. 0-17039).

(b) 1.     Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1996.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
Item 6.  Selected Financial Data


Years ended March 31:             1992          1993          1994          1995          1996
(In thousands except             -------       -------       -------       -------       -------
  per share data)
Net sales
  Rice (1)                    $  214,090    $  169,617     $ 284,464    $  373,050    $  394,838
  Consulting                      31,035        37,185        41,944        63,546        77,754
  Fire-Trol                       10,163        12,629         8,416        23,003        14,034
- ------------------------------------------------------------------------------------------------
    Total net sales           $  255,288    $  219,431     $ 334,824    $  459,599    $  486,626

Operating profit (loss) (2)
   Rice                       $    5,190   ($      316)    $  16,002    $   18,501    $   14,338
   Consulting                      1,657         1,539         1,508         4,920         4,157
   Fire-Trol                         632         1,507          (173)        5,348         1,329
- ------------------------------------------------------------------------------------------------
    Total operating profit    $    7,479    $    2,730     $  17,337    $   28,769    $   19,824

Income (loss) from
  continuing operations
  before minority interest   ($    6,361)  ($   10,989)    $  14,765    $    8,653   ($    8,439)

Net income (loss)            ($   12,539)  ($    8,673)    $  17,669    $    9,275   ($    1,149)

Income (loss) from
  continuing operations
  per share*
    Primary                  ($     1.77)  ($     2.77)    $    3.19    $     1.85   ($      .27)
    Fully diluted            ($     1.77)  ($     2.77)    $    2.99    $     1.74   ($      .27)

Net income (loss)
  per share*
    Primary                  ($     3.49)  ($     2.19)    $    4.20    $     1.85   ($      .27)
    Fully diluted            ($     3.49)  ($     2.19)    $    3.94    $     1.74   ($      .27)

Average common and
  common equivalent
  shares outstanding*
    Primary                    3,596,000     3,961,000     4,203,000     5,020,000     4,280,000
    Fully diluted              3,596,000     3,961,000     4,510,000     5,402,000     4,280,000

Cash dividends per
  common share                $     -       $     -        $    -       $     -       $     -

Stock dividend issued               -             -             -             -            15%

At year-end:
  Total assets                $  196,726    $  135,100     $ 199,150    $  207,058    $  235,135
  Long-term debt**            $   64,080    $   40,565     $  67,971    $   68,321    $  100,276
  Subordinated debt**         $   11,139    $    9,941     $   8,880    $    7,670    $    6,665
  Stockholders' equity
    (deficiency)              $       21   ($    9,194)    $   8,394    $   16,799    $   17,534
  Shares outstanding           3,429,513     3,486,956     3,674,765     3,718,272     4,284,985


ERLY INDUSTRIES INC. AND SUBSIDIARIES
Item 6.  Selected Financial Data (continued)



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

Because ERLY holds both common and convertible preferred stock in ARI, ERLY's share of ARI's net income since the Acquisition consists of ERLY's proportionate share (32%) of ARI's earnings applicable to common stock plus dividends earned on ARI Series B Preferred Stock. ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($3,784,000), ($645,000) and $2.6 million in 1996, 1995 and
1994, respectively. ERLY also earned Series B Preferred dividends of $5.2 million in 1996 and 1995 and $4.3 million from the date of the Acquisition to the end of fiscal year 1994 (see Note 10 of Notes to the Consolidated Financial Statements).

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

ERLY INDUSTRIES INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                          RESULTS OF CONTINUING OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

Consolidated Results

For the year ended March 31, 1996, ERLY Industries recorded a net loss of $1.1 million or $.27 per fully diluted share of common stock on sales of $487 million. This compares with net income in 1995 of $9.3 million or $1.74 per fully diluted share on sales of $460 million.

Results for fiscal year 1996 include a $7.2 million provision for loss on disposal of property held for sale (see Note 5). Excluding this non-recurring charge (and the related effect on taxes and minority interest), ERLY would have recorded net income of $2.9 million for fiscal 1996. The declince in operating results from last year is primarily due to decreases recorded by the Company's subsidiaries, ARI and Fire-Trol.

American Rice

Overview -- ARI purchases and processes rough rice into branded and commodity rice for sale in both international and domestic markets. Demand for branded rice products, which have accounted for approximately 70% of the Company's net sales over the last two fiscal years, is relatively constant and margins are typically higher than those for commodity rice products. Demand for commodity rice products is relatively constant globally, but demand for U.S. grown commodity rice is dependent upon supply and its cost relative to other sources of supply. Supply and costs for both branded and commodity products depend on many factors including governmental actions, crop yields and weather, and such factors can persist through one or more fiscal years. An example of this occurred in late 1993 when rough rice prices approximately doubled as a result of shortages caused by poor weather conditions in Japan and the entry of Japan into the world market as a net importer of rice. Following this significant price increase, prices then fell from January 1994 to July 1994 by approximately 50% to September 1993 levels as supplies of rice in that country improved and world markets stabilized.

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

Net Sales -- ARI's net sales increased $20.7 million, or 5.5%, from $373.1 million in fiscal 1995 to $393.8 million in fiscal 1996. Export sales increased by $8.1 million while domestic sales increased by $12.6 million. Export sales increased due to higher average prices partially offset by lower volume. Average export prices increased approximately 23.2%, accounting for $47.5 million in sales increases. Total export sales volume declined approximately 4.1 million equivalent rough rice hundredweight's or 16%, accounting for a $39.4 million sales decline. Export volume was lower primarily due to lower sales to the Caribbean partially offset by higher sales to the Middle East. Sales to Asia were approximately the same as the prior year. Domestic sales were higher primarily due to higher volume.

Gross Profit -- Gross profit decreased $2.7 million, or 6.8%, from $40.8 million in fiscal 1995 to $38.1 million in fiscal 1996, primarily due to lower sales to Japan partially offset by increases in gross profit on U.S. sales.
As a percentage of net sales, gross profit decreased from 10.9% in fiscal 1995 to 9.7% in fiscal 1996.

Selling, General and Administrative Expenses -- Selling, general and administrative expenses increased $1.5 million, or 6.6%, from $23.2 million in fiscal 1995 to $24.8 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses were approximately the same as the prior year.

Provision for Loss on Disposal of Properties -- ARI has entered into an agreement to sell its principal property held for sale, which is located two miles west of downtown Houston. The terms of the agreement require that certain conditions be met prior to consummation of the sale including demolition of structures and updated environmental studies. ARI expects to receive net proceeds of approximately $11.2 million from the sale. Accordingly, the previous carrying value of the property of $18.8 million was reduced to its approximate net realizable value (after accrual of certain costs) by a non-recurring charge of $7.2 million in the quarter ended
December 31, 1995. The transaction is expected to be consummated in calendar 1996 after the completion of demolition of existing structures on the property and updated environmental studies.

Management believes it is in the best interest of ARI to proceed with disposition of the property in an expeditious manner due to the improvement in liquidity it will provide and to the provision in the indenture for ARI's $100 million bonds requiring sale of the property within eighteen months of the date of issuance of the notes to avoid certain penalties. Management expects to invest the sales proceeds in other projects.

Chemonics International - Consulting

Revenues for International increased by $14.2 million, or 22.4%, to $77.7 million for fiscal 1996 from $63.5 million in the prior fiscal year. This increase was primarily due to increased revenues from projects in the former Soviet Union in addition to revenues from new clients, principally national and regional development banks. Gross profit for fiscal 1996, as a percentage of revenues, was 27.4% compared to 29.3% for the prior fiscal year. Operating income was $4.2 million, or 5.3% of revenues in fiscal 1996 compared to $4.9 million or 7.7% of revenues in fiscal 1995.

Chemonics Industries - Fire-Trol

Fire-Trol reported net sales of $14.0 million in fiscal 1996 compared to net sales of $23.0 million in fiscal 1995, a decrease of $9.0 million, or 39%. Fiscal 1995 represented a record sales year for Fire-Trol due to the significant amount of forest fire activity experienced in the United States and Canada in the summer of 1994. Fiscal year 1996 reflected a more normal sales year. Gross profit for fiscal year 1996 as a percentage of sales decreased to 26.9% from 31.6% in fiscal 1995 due to the decrease in sales. Operating income for fiscal 1996 was $1.3 million, compared to $5.3 million in 1995, a decrease of $4.0 million due to the reduction in sales.

Corporate

Consolidated interest expense was $19.8 million in 1996 compared to $15.9 million in 1995, an increase of $3.9 million. ARI had a $5.1 million increase in interest expense due to higher average balances outstanding and higher average interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs. Interest expense for 1996 also includes accretion of the $6 million original issue discount on the $100 million notes issued in August 1995.


FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994

Consolidated Results

For the year ended March 31, 1995, ERLY Industries recorded net income of $9.3 million or $1.74 per fully diluted share of common stock on sales of $460 million. This compares with net income in 1994 of $17.7 million or $3.94 per fully diluted share on sales of $335 million.

Net income for 1994 included extraordinary income of $16.8 million relating to discounts on extinguishments of debt. See Note 17 to the Consolidated Financial Statements. Net results for 1994 also reflect a loss from discontinued operations of $8.8 million. See Note 16 to the Consolidated Financial Statements.

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

American Rice

Net Sales -- ARI's net sales increased $88.6 million, or 31.1%, from $284.5 million in fiscal 1994 to $373.1 million in fiscal 1995. Export sales increased by $61.9 million while domestic sales increased by $26.7 million. Export sales improved primarily due to higher volume which increased by approximately eight million equivalent rough rice hundredweight. Approximately 74% of this increase resulted from sales to the Caribbean, Mexico and South America with the remaining improvements coming from the Asian and European markets.
Domestic sales benefited from higher average sales prices which increased
14.5% primarily due to higher value-added retail sales from ARI's existing customer base.

Gross Profit -- Gross profit increased $4.4 million, or 12.1%, from $36.4 million in fiscal 1994 to $40.8 million in fiscal 1995, primarily due to higher sales volume, partially offset by lower gross profit per hundredweight sold.
As a percentage of net sales, gross profit decreased from 12.8% in fiscal 1994 to 10.9% in fiscal 1995 as a result of reduced prices when Japanese demand abated while the average cost of rough rice milled for markets in the United States, the Caribbean, Mexico and South America increased.

Selling, General and Administrative Expenses -- Selling, general and administrative expenses increased $1.7 million, or 8.1%, from $21.5 million in fiscal 1994 to $23.2 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses declined from 7.6% in fiscal 1994 to 6.2% in fiscal 1995 due to greater net sales without corresponding increases in fixed selling and administrative expenses.

Chemonics International - Consulting

Revenues for International increased by $21.6 million, or 51.5%, to $63.5 million for fiscal 1995 from $41.9 million in the prior fiscal year. This increase was primarily due to an increased number and/or size of contracts, mainly with the newly independent states of the former Soviet Union. Gross profit for fiscal 1995, as a percentage of revenues, was 29.3% compared to 29.7% for the prior fiscal year. Operating income was $4.9 million, or 7.7% of revenues in fiscal 1995 compared to $1.5 million or 3.6% of revenues in fiscal 1994. The increase in operating income as a percent of revenues resulted primarily from an increase in contract activity on a relatively fixed corporate overhead base.

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

In 1995 the Company recorded a $1.0 million write-down of plant facilities to provide a reserve for impairment on the Company's remaining assets of its wine operations included in other assets.

                  RESULTS OF DISCONTINUED OPERATIONS

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida for $11.9 million. This transaction resulted in a loss of
$2.7 million.   ERLY Juice had access to the facility for processing and
packaging its retail and food service business through December 1993 under a co-pack agreement. This sale was intended in part to reduce operating losses. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. This resulted in a gain of $5.6 million which is reflected as extraordinary income as described in Note 17 to the Consolidated Financial Statements.

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

The results of ERLY Juice have been reported separately as discontinued operations in the consolidated statements of operations. See Note 16 to the Consolidated Financial Statements.


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In a public offering completed in August 1995, ARI issued $100 million principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay the balance of ARI's existing term loans, to make a $10.5 million 15% loan to ERLY due 2001, and to reduce borrowings outstanding under ARI's revolving credit loan. The $10.5 million loan to ERLY was used to repay $9.5 million of remaining ERLY Juice Inc. debt (including interest), which ERLY had guaranteed (see Note 11).

The Company's normal working capital and operational requirements are currently provided by a combination of internally generated funds and external borrowings under three revolving lines of credit. ARI operations are funded by a $47.5 million line of credit and $7.3 million in short-term notes from foreign banks to finance Vietnam inventory. Chemonics is funded by a $16 million line for its international consulting activities and a $3.5 million line for Fire-Trol. Advances under the lines of credit are made as needed assuming required collateral, consisting primarily of accounts receivable and inventory, is available. At March 31, 1996, borrowing availability under ARI's line of credit was $13.4 million and borrowing availability under Chemonics' lines was $9.8 million.

For fiscal year 1996, ARI had a $47.5 million revolving credit loan with interest at the prime rate of interest plus .5%. In June 1996, this loan was refinanced with a new lender. The new loan bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio.

Cash flow used in operations totaled $2.5 million for 1996 compared to cash flow provided by operations of $13.2 million in 1995. The decrease was primarily attributable to increased inventory levels, increased receivables and the loss for 1996, partially offset by higher payable levels. Inventories were up $22 million over last year with ARI accounting for $21 million of the increase. Rice inventories increased primarily due to higher price levels and higher inventories in Vietnam and for Saudi Arabia business.

Cash provided by financing activities totaled $8.8 million in 1996 compared to cash used of $8.0 million in 1995. Cash provided by financing activities in 1996 primarily reflected the $100 million ARI bond offering, partially offset by repayments of $64 million on long-term and subordinated debt, and $14.5 million on notes payable.

Cash outlays for capital expenditures in 1996 totaled $6.3 million of which $3.7 million was invested in the Company's rice operations for infrastructure, development and modernization of new and existing facilities.

The significant growth in International's revenue necessitated an increased revolving credit line for its working capital requirements. In November 1994, International obtained an $11 million line of credit which was increased to $16 million in fiscal 1996. Chemonics Industries has a $2.5 million line of credit to support its United States Fire-Trol operations and a $1 million line of credit for its Canadian Fire-Trol operations.

ARI intends to satisfy its obligations under the Notes as well as future capital expenditure and working capital requirements primarily with cash flow from operations and from funds available under existing and new revolving lines of credit. Management believes that cash flow from operations and the line of credit will provide sufficient liquidity to enable ARI to meet its currently foreseeable working capital and capital expenditure requirements.

ARI anticipates funding the acquisition of the olive business and meeting its additional working capital requirements primarily through expanding the existing revolving credit facility.

The parent company's operating cash requirements for corporate overhead are expected to be met from management fees received from subsidiaries, payments under tax sharing agreements with subsidiaries and through positive cash flows from investments. Lines of credit have been arranged through subsidiary companies, with the result that cash distributions are either not permitted to the parent company or limited to certain amounts under management agreements. The current ARI lending agreements include restrictions on dividend payments, tax payments and management fees.

Under the terms of the ARI Series B Preferred Stock issued to ERLY in exchange for the assets and liabilities of Comet, ERLY is entitled to an aggregate dividend of approximately $5.2 million per year. The current loan agreements with the ARI lenders prohibit the payment of any dividends and do not provide any basis on which the lenders would approve a dividend payment. As of March 31, 1996, ARI Series B Preferred dividends accumulated, but not declared, total $14.7 million.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended March 31                     1996            1995             1994
                                    ------------     ------------     ------------
Net sales                           $486,626,000     $459,599,000     $334,824,000
Cost of sales                        422,434,000      392,902,000      284,090,000
- ----------------------------------------------------------------------------------
  Gross profit                        64,192,000       66,697,000       50,734,000

Selling, general and
  administrative expenses             46,003,000       40,418,000       35,582,000
Interest expense                      19,849,000       15,868,000       12,090,000
Interest income                         (486,000)        (451,000)        (381,000)
Other (income) expense                  (499,000)        (196,000)         556,000
Provision for loss on
  disposal of property                 7,200,000        1,000,000
Investment income                                                         (426,000)
Gain on sale of partial
  interest in subsidiary                                               (11,768,000)
- ----------------------------------------------------------------------------------
                                      72,067,000       56,639,000       35,653,000
- ----------------------------------------------------------------------------------

Income (loss) before
  taxes on income,
  discontinued operations,
  extraordinary items and
  minority interest                   (7,875,000)      10,058,000       15,081,000
Taxes on income                          564,000        1,405,000          316,000
- ----------------------------------------------------------------------------------
Income (loss) from
  continuing operations
  before discontinued
  operations, extraordinary
  items and minority interest         (8,439,000)       8,653,000       14,765,000
Discontinued operations:
  Loss on discontinued operations                                       (5,248,000)
  Loss on disposal                                                      (3,562,000)
- ----------------------------------------------------------------------------------
Income (loss) before
  extraordinary items and
  minority interest                   (8,439,000)       8,653,000        5,955,000
Extraordinary items                                                     16,792,000
- ----------------------------------------------------------------------------------
Income (loss) before
  minority interest                   (8,439,000)       8,653,000       22,747,000
Minority interest*                     7,290,000          622,000       (5,078,000)
- ----------------------------------------------------------------------------------

Net income (loss)                  ($  1,149,000)      $9,275,000      $17,669,000
==================================================================================
                                                                  (Continued)

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)


Years ended March 31                      1996             1995             1994
                                       ---------        ---------        ---------
Net income (loss) per common
  and common stock equivalents:
    Primary**:
      Continuing operations***          ($   .27)         $  1.85         $   3.19
      Discontinued operations                                                (2.10)
      Extraordinary items***                                                  3.11
- ----------------------------------------------------------------------------------
                                        ($   .27)          $ 1.85         $   4.20
==================================================================================


    Fully diluted**:
      Continuing operations***          ($   .27)          $ 1.74         $   2.99
      Discontinued operations                                                (1.95)
      Extraordinary items***                                                  2.90
- ----------------------------------------------------------------------------------
                                        ($   .27)          $ 1.74         $   3.94
==================================================================================


Weighted average common and
  common stock equivalents:
    Primary                            4,280,000        5,020,000        4,203,000
    Fully diluted                      4,280,000        5,402,000        4,510,000



   * Represents minority interest in net earnings or loss of American Rice, Inc. applicable to common stock, after preferred stock dividend requirements (see Note 10).

  ** Retroactively adjusted to give effect to 15% stock dividend in September 1995.

 ***  Net of applicable minority interest.




See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


March 31                                        1996                   1995
                                          ---------------        ---------------
ASSETS
Current assets:
   Cash and cash equivalents              $     3,819,000         $    3,718,000
   Notes and accounts receivable,
     less allowance for doubtful
     accounts of $1,715,000 (1996)
     and $1,831,000 (1995)                     56,665,000             53,432,000
   Inventories                                 78,004,000             56,022,000
   Properties held for sale, net               13,535,000
   Prepaid expenses and other
     current assets                             2,020,000              1,382,000
- --------------------------------------------------------------------------------
       Total current assets                   154,043,000            114,554,000

Long-term notes receivable, net                 1,574,000              1,668,000
Property, plant and equipment, net             56,360,000             54,520,000
Properties held for sale                                              18,767,000
Other assets                                   23,158,000             17,549,000
- --------------------------------------------------------------------------------
                                          $   235,135,000         $  207,058,000
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, collateralized          $    27,413,000        $    41,883,000
   Accounts payable                            48,670,000             31,172,000
   Accrued payroll and other
     current liabilities                       16,497,000             13,739,000
   Income taxes payable                         3,757,000              4,058,000
   Current portion of long-term and
     subordinated debt                          1,163,000              7,810,000
- --------------------------------------------------------------------------------
       Total current liabilities               97,500,000             98,662,000

Long-term debt                                100,113,000             61,511,000
Subordinated debt                               5,665,000              6,670,000
Minority interest                              11,811,000             19,104,000
Commitments and contingencies

Redeemable common stock
   and common stock warrants                    2,512,000              4,312,000
Stockholders' equity:
   Common stock, par value $.01 a share:
     Authorized: 15,000,000 shares (1996)
       and 5,000,000 shares (1995)
     Issued and outstanding:
       4,284,985 shares (1996) and
       3,418,272 shares (1995)                     43,000                 34,000
   Additional paid-in capital                  23,879,000             16,407,000
   Retained earnings (deficit)                 (5,046,000)             1,750,000
   Cumulative foreign currency
     adjustments                               (1,342,000)            (1,392,000)
- --------------------------------------------------------------------------------
       Total stockholders' equity              17,534,000             16,799,000
- --------------------------------------------------------------------------------
                                          $   235,135,000        $   207,058,000
================================================================================

See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended March 31                        1996             1995             1994
                                         ----------       ----------     ------------
OPERATING ACTIVITIES:
  Net income (loss)                     ($1,149,000)      $9,275,000      $17,669,000
  Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
  Depreciation and amortization           7,247,000        7,627,000        6,497,000
  Minority interest                      (7,290,000)        (622,000)       5,078,000
  Investment income                                                          (426,000)
  Provision for loss on disposal
    of property                           7,200,000        1,000,000        1,230,000
  Gain on sale of partial
    interest in subsidiary                                                (11,768,000)
  Extraordinary income                                                    (16,792,000)
  Loss on disposition of
    juice business                                                          3,562,000
  Provision for loss on receivables         320,000          437,000        3,247,000
  Change in assets and liabilities,
    net of effects of acquisition
    and sale of businesses:
    (Increase) decrease in receivables   (3,553,000)     (18,851,000)       2,679,000
    (Increase) decrease in inventories  (21,982,000)       7,274,000      (15,950,000)
    Increase (decrease) in accounts
      payable, other current
      liabilities and taxes payable      17,987,000        7,343,000       (3,265,000)
    Other, net                           (1,241,000)        (245,000)        (488,000)
- -------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                   (2,461,000)      13,238,000       (8,727,000)

INVESTING ACTIVITIES:
  Additions to property, plant
    and equipment                        (6,306,000)      (4,601,000)      (3,303,000)
  Disposition of property, plant
    and equipment                            50,000           16,000        1,035,000
  Acquisition of American Rice, Inc.                                       12,608,000
  Sale of juice assets                                                     14,499,000
  Disposition of rice subsidiary                                            2,923,000
- -------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                   (6,256,000)      (4,585,000)      27,762,000


                                                                  (Continued)

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


Years ended March 31                       1996             1995            1994
                                     --------------      -----------    -------------
FINANCING ACTIVITIES:
  Increase (decrease) in
    notes payable                   ($   14,470,000)     $ 1,188,000   ($  21,231,000)
  Principal payments on
    long-term debt                      (63,118,000)      (8,237,000)      (6,888,000)
  Principal reduction on
    subordinated debt                    (1,000,000)      (1,201,000)      (1,094,000)
  Proceeds from notes and
    long-term debt                       94,000,000                        79,300,000
  Mortgage notes issuance cost           (6,631,000)
  Repayment on notes and term
    debt on rice refinancing                                              (69,955,000)
  Proceeds from sale of stock                37,000          250,000           26,000
- -------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                    8,818,000       (8,000,000)     (19,842,000)
- -------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH
  DURING THE YEAR                           101,000          653,000         (807,000)
CASH, BEGINNING OF YEAR                   3,718,000        3,065,000        3,872,000
- -------------------------------------------------------------------------------------
CASH, END OF YEAR                    $    3,819,000      $ 3,718,000    $   3,065,000
=====================================================================================
Supplemental cash flow information -
  Net cash paid during the year for:
    Interest expense                 $    15,964,000     $11,583,000    $  11,032,000
    Income taxes                     $       953,000     $   686,000    $     599,000


Non-cash financing activities:
    In fiscal year 1994, the Company issued warrants to purchase ERLY common stock and agreed to guarantee a portion of the debt of a subsidiary in exchange for forgiveness of debt (see Note 11).

    In fiscal year 1994, the Company exchanged various debt obligations to the State of Michigan Retirement System for a note receivable with a net book value of $3.8 million, 60,000 shares of ERLY common stock, $100,000 cash and a new note for approximately $800,000, resulting in an extraordinary gain of $897,000 (see Note 17).

    In fiscal year 1996, the Company acquired $1,054,000 of property, plant and equipment through capital leases.



See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                  Cumulative
                                                  Additional      Retained         Foreign           Total
                          Common Stock             Paid-in        Earnings         Currency      Stockholders'
                     Shares         Dollars        Capital        (Deficit)       Adjustments       Equity
                    ---------    -----------------------------------------------------------------------------
Balance
April 1, 1993       3,186,956    $ 3,187,000     $12,687,000    ($24,119,000)       ($949,000)     ($9,194,000)

Net income                                                        17,669,000                        17,669,000
Foreign currency
  adjustments                                                                        (398,000)        (398,000)
Common stock
  issued              187,809         60,000         651,000                                           711,000
Accretion of
  redeemable
  common stock                                      (394,000)                                         (394,000)
Reclassification
  to reflect
  reduction in
  par value
  of ERLY
  common stock                    (3,213,000)      3,213,000                                             --
                    ---------    -----------------------------------------------------------------------------
Balance
March 31, 1994      3,374,765         34,000      16,157,000      (6,450,000)      (1,347,000)       8,394,000

Net income                                                         9,275,000                         9,275,000
Foreign currency
  adjustments                                                                         (45,000)         (45,000)
Common stock
  issued               43,507                        250,000                                           250,000
Accretion of
  redeemable
  common stock
  warrants                                                        (1,075,000)                       (1,075,000)
                    ---------     ----------------------------------------------------------------------------
Balance
March 31, 1995      3,418,272         34,000      16,407,000       1,750,000       (1,392,000)      16,799,000

Net income (loss)                                                 (1,149,000)                       (1,149,000)
Foreign currency
  adjustments                                                                          50,000           50,000
15% stock
  dividend            512,314          5,000       5,639,000      (5,644,000)                             --
Cash payments
  in lieu of
  fractional shares                                                   (3,000)                           (3,000)
Reclassification
  from redeemable
  common stock        345,000          4,000       1,796,000                                         1,800,000
Common stock
  issued                9,399                         37,000                                            37,000
                    ---------    -----------------------------------------------------------------------------

Balance
March 31, 1996      4,284,985    $    43,000     $23,879,000     ($5,046,000)     ($1,342,000)     $17,534,000
                    =========    =============================================================================


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

Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company, from time to time, buys and sells futures and options contracts on rice as an operational tool to manage its inventory position. Gains and losses on contracts that meet defined criteria are recognized upon completion of the transaction, while gains and losses from all other contracts are recognized in the period in which the market value of the contracts change.

Property, plant and equipment--Property, plant and equipment are stated at cost and are depreciated, using the straight-line method of depreciation over the estimated useful lives of the related assets as follows: buildings and improvements--10 to 45 years; machinery and equipment--3 to 25 years; and, leasehold improvements--the lesser of useful life or lease term.

Other assets--Included in other assets are trademarks and tradenames, which are being amortized on a straight-line basis over 40 years and deferred costs related to long-term debt and subordinated debentures, which are being amortized over the respective terms of the related debt. The Company utilizes estimated future undiscounted cash flows to evaluate any possible impairment of trademarks and tradenames.

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

Foreign currency translation--All assets and liabilities of operations outside the United States are translated from the functional currency to the reporting currency at the foreign exchange rates in effect at year end. Revenues and expenses for the year are translated at average exchange rates during the year. Such translation gains and losses are not included in determining net income but are accumulated and reported as a separate component of stockholders' equity. Net realized and unrealized gains or losses resulting from foreign currency transactions, including translations of local currencies to the functional currency, are credited or charged to income.

Fair value of financial instruments--The Company's financial instruments consist primarily of cash, trade accounts and notes receivable, accounts and notes payable, and debt instruments. The book values of cash, trade receivables and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The book value of short-term debt instruments is considered to approximate the fair value as the interest rates of such instruments are based on the prime rate. The fair value of ARI's $100 million principal amount of 13% mortgage notes was approximately $92 million as of March 31, 1996, based on a dealer quote.

Stock-based compensation--In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective in fiscal 1997 for ERLY. As permitted by the new standard, the Company will continue applying accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and include additional footnote disclosures, as necessary.

Impairment of long-lived assets--In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard provides guidance on the carrying value of long-lived assets, and is effective in fiscal 1997 for ERLY. Management believes that adopting the new standard will not have a material effect on the consolidated financial statements.

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

The investment in ARI was accounted for under the equity method and was adjusted by Comet's equity interest in the results of ARI's operations, which resulted in income to Comet of $426,000 for the year ended March 31, 1994.

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

Since ERLY, the sole shareholder of Comet at the time of the Acquisition, owned the larger portion of the voting rights in the surviving corporation, the Acquisition was accounted for as a reverse step acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control from 48% to 81%. The fair value of ARI was estimated to be approximately $35 million based upon a valuation study by an investment banker. Comet's net assets were revalued in ERLY's consolidated financial statements to the extent that Comet was acquired by the minority shareholders of ARI. This resulted in a gain of $11.8 million and an $11.6 million increase in the carrying value of Comet assets. This increase was attributed to Comet's Maxwell, California facility, now owned by ARI. It is being depreciated over 30 years (buildings and improvements) and 15 years (machinery and equipment). Depreciation expense relating to this step-up was $575,000, $575,000 and $479,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

Note 3 - Inventories

A summary of inventories at March 31, 1996 and 1995 follows:

                                            1996              1995
                                         -----------       -----------

Raw materials                            $47,883,000       $35,615,000
Finished goods                            30,121,000        20,407,000
- ----------------------------------------------------------------------
                                         $78,004,000       $56,022,000
======================================================================



Note 4 - Property, Plant and Equipment

A summary of property, plant and equipment at March 31, 1996 and 1995 follows:

                                           1996              1995
                                     --------------     --------------

Land                                 $      596,000     $      594,000
Buildings and improvements               30,931,000         30,095,000
Machinery and equipment                  54,813,000         48,706,000
- ----------------------------------------------------------------------
                                         86,340,000         79,395,000
Less accumulated depreciation
  and amortization                      (29,980,000)       (24,875,000)
- ----------------------------------------------------------------------
                                     $   56,360,000     $   54,520,000
======================================================================


Depreciation expense was $5,484,000 (1996), $5,099,000 (1995) and
$4,768,000 (1994).



Note 5 - Properties Held for Sale

Properties held for sale primarily consists of 39 acres of land in Houston, Texas held for sale by ARI. In fiscal 1996, ARI entered into an agreement to sell this property and reduced the carrying value of the property to its approximate net realizable value (after the accrual of certain costs) by a non-recurring charge of $7.2 million in the quarter ended December 31, 1995. The transaction is expected to be consummated in calendar 1996 after the completion of demolition of existing structures on the property and updated environmental studies.

Note 6 - Other Assets

Other assets at March 31, 1996 and 1995 consist of the following:

                                           1996               1995
                                     --------------     --------------
Trademarks and tradenames            $   14,360,000     $   14,361,000
Deferred debt issue costs                12,022,000          5,274,000
Winery assets held for sale               3,148,000          2,515,000
Other                                       778,000            916,000
- ----------------------------------------------------------------------
                                         30,308,000         23,066,000
Less accumulated amortization:
  Trademarks and tradenames              (2,149,000)        (1,799,000)
  Deferred debt issue costs              (5,001,000)        (3,718,000)
- ----------------------------------------------------------------------
                                     $   23,158,000     $   17,549,000
======================================================================


Other assets includes the remaining net assets of the Company's discontinued winery operations which management intends to dispose of in an orderly manner. In fiscal 1995, a $1.0 million reserve for impairment was provided on these assets.

Note 7 - Notes Payable

The Company and its subsidiaries have utilized short-term lines of credit with commercial banks in addition to other short-term loans. Interest expense on notes payable to banks and on other short-term borrowings amounted to $5,386,000 (1996), $4,980,000 (1995) and $3,237,000 (1994).

A comparison of information relating to the Company's lines of credit for the years ended March 31, 1996, 1995 and 1994 follows:


                                              1996           1995            1994
                                          -----------     -----------     -----------
Average during the year:
  Short-term borrowings                   $35,391,000     $31,739,000     $53,494,000
  Weighted average interest
    rate*                                      10.68%           9.50%           7.87%
  Average bank prime rate                       8.71%           7.84%           6.00%
At March 31:
  Lines of credit and short-term loans,
    subject to collateral availability    $74,364,000     $62,438,000     $66,003,000
  Short-term borrowings                   $27,413,000     $41,883,000     $49,273,000
  Average interest rate                         8.50%          10.89%           8.29%
  Bank prime rate                               8.25%           9.00%           6.00%

Unused short-term
    borrowing capacity                    $23,278,000     $14,989,000     $ 4,904,000

Maximum month-end
  short-term borrowings
  during the year                         $46,418,000     $43,964,000     $62,236,000



*Based on outstanding borrowings

Substantially all receivables, inventories, property, plant and equipment and the capital stock of American Rice, Inc., Chemonics Industries, Inc. and Chemonics International, Inc. are pledged as collateral on notes payable and certain other long-term debt obligations.

For fiscal year 1996, ARI had a $47.5 million revolving credit loan with interest at the prime rate of interest plus .5%. In June 1996, this loan was refinanced with a new lender. The new loan bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio.

Note 8 - Income Taxes

The provision for income taxes is composed of the following:

                                           Years ended March 31,
                                 ------------------------------------------
                                     1996           1995            1994
                                 -----------     -----------     ----------
Currently payable
  Federal                        $     --        $   183,000     $    --
  State                                              802,000        206,000
  Foreign                            564,000         420,000        110,000
- ---------------------------------------------------------------------------
Total provision                  $   564,000     $ 1,405,000     $  316,000
===========================================================================

The pre-tax income (loss) from continuing operations (before discontinued operations, extraordinary items and minority interest) related to domestic and foreign operations is as follows:


                                            Years ended March 31,
                                  -----------------------------------------
                                     1996          1995            1994
                                  ----------   ------------   -------------

Domestic                         ($8,948,000)   $ 8,937,000     $14,790,000
Foreign                            1,073,000      1,121,000         291,000
- ---------------------------------------------------------------------------
Total                            ($7,875,000)   $10,058,000     $15,081,000
===========================================================================


The reconciliation of the Company's effective tax rate on continuing operations to the statutory federal tax rate is as follows:


                                             Years ended March 31,
                                       --------------------------------
                                       1996          1995          1994
                                       ----          ----          ----

Federal rate                           (35%)           35%          35%
State taxes                                             8            1
Foreign taxes                            2              4
Other                                                   1            7
Change in valuation allowance           40            (34)         (41)
- -----------------------------------------------------------------------
Effective tax rate                       7%            14%           2%
=======================================================================

The tax effect of the temporary differences and carryforwards which give rise to deferred tax assets and liabilities at March 31, 1996 and 1995 are as follows:


                                              1996                1995
                                          ------------       -------------
Deferred tax assets:
  Allowance for doubtful accounts
    and other reserves                    $  2,270,000       $   2,212,000
  Net operating loss carryforwards          16,001,000          14,922,000
  Other                                        836,000           1,712,000
Deferred tax liabilities:
  Difference in basis of property          (13,837,000)        (16,281,000)
  Other                                        381,000             (38,000)
- --------------------------------------------------------------------------
  Subtotal                                   5,651,000           2,527,000

Valuation allowance                         (5,651,000)         (2,527,000)
- --------------------------------------------------------------------------
Net deferred tax asset (liability)        $     -            $      -
==========================================================================


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

The Company and certain subsidiaries file consolidated federal income and combined state franchise tax returns. The Company has provided a valuation allowance for the benefits of operating loss carryforwards in excess of net deferred tax liabilities. At March 31, 1996, the Company has net operating loss carryforwards for federal tax reporting purposes of approximately $47 million, which expire at various dates, primarily in years 2002 through 2011.

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

Note 9 - Long-term and Subordinated Debt

A schedule of outstanding long-term and subordinated debt at March 31, 1996 and 1995 follows:

                                                 1996              1995
                                              -----------       -----------

Long-term debt:
  ARI mortgage notes due 2002,
    interest at 13%, net of
    unamortized discount of $5,678,000        $94,322,000       $   --
  ARI term loans (See below)                       --            54,352,000
  ERLY Juice Inc. term debt due 1996,
    interest at bank prime rate
    plus 2% (See below)                            --             8,578,000
  Term loans due 2008, interest
    at 6%                                       3,000,000         3,000,000
  Convertible note payable to
    officer, due 1997, interest
    at bank prime rate plus 2%                  1,000,000         1,000,000
    (See Note 12)
  Various obligations with maturities
    to 2005, interest rates ranging from
    9% to 12%                                   1,954,000         1,391,000
  Less current portion of
    long-term debt                               (163,000)       (6,810,000)
- ---------------------------------------------------------------------------
                                             $100,113,000       $61,511,000
===========================================================================

Subordinated debt:
  12-1/2% subordinated sinking
    fund debentures                            $6,665,000        $7,670,000
  Less current portion of
    subordinated debt                          (1,000,000)       (1,000,000)
- ---------------------------------------------------------------------------
                                               $5,665,000        $6,670,000
===========================================================================


Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends.

In a public offering completed in August 1995, ARI issued $100 million principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay the balance of ARI's existing term loans, to make a $10.5 million 15% loan to ERLY due 2001, and to reduce borrowings outstanding under ARI's revolving credit loan. ERLY utilized a portion of the proceeds to repay the remaining $9.5 million ERLY Juice Inc. debt, including accrued interest, which ERLY had guaranteed (see Note 11).

The Notes provide for interest payments semiannually, mature on July 31, 2002 and are non-callable by ARI prior to July 31, 1999, after which date the Notes are callable at the option of ARI, in whole or in part, at any time upon not less than 30 nor more than 60 days notice, at 107.0% of the principal amount, declining ratably to par on or after July 31, 2001. Except under certain changes of control, upon remarketing of industrial revenue bonds, or asset sales, as defined in the related indenture, ARI is not required to make mandatory redemption payments on the Notes. The Notes accrue fixed interest at an annual rate of 13.0%, an effective yield of 14.4%.

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

The Company's 12-1/2% Subordinated Sinking Fund Debentures due in 2002
require sinking fund payments of $1 million annually through 2001 and $665,000 in 2002. These debentures were issued in exchange for debentures which matured on December 1, 1993.

Principal maturities on ERLY's long-term and subordinated debt (excluding annual amortization of debt discount) are as follows: 1997--$1,163,000; 1998--$2,675,000; 1999--$1,294,000; 2000--$1,318,000; 2001--$1,301,000;
thereafter--$104,868,000.

Interest expense on long-term and subordinated debt amounted to $14,463,000
(1996), $10,888,000 (1995) and $8,853,000 (1994).


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

  * 2,800,000 shares of ARI Series B Preferred Stock, which is convertible into 5,600,000 common shares, has voting rights, liquidation preferences of $5.00 per share and an annual cumulative dividend of approximately $5.2 million. These shares represent 63% of ARI's common shares on a fully converted basis.

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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. The current ARI loan agreements prohibit the payment of any dividends. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred stock dividend requirements was ($3,784,000), ($645,000) and $2.6 million in 1996, 1995 and 1994, respectively. ERLY also earned Series B Preferred dividends of $5.2 million in 1996 and 1995 and $4.3 million from the date of the Acquisition to the end of fiscal year 1994.

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


Note 11 - Redeemable Common Stock and Common Stock Warrants

In connection with the discontinuation of the Company's juice business in December 1993 (see Note 16), the Company issued warrants to acquire up to 10% of ERLY's common stock at $.01 per share. Warrants for 5% of ERLY's stock became exercisable in April 1994 and warrants for the other 5% became exercisable in April 1995. All of these warrants expire on April 30, 1998.
The warrants are subject to a redemption provision at the option of the holder at the current market value of ERLY's stock. In conjunction with the repayment of the ERLY Juice debt in August 1995 (as discussed in Note 9), the Company has the right to call the warrants prior to September 30, 1996 at a total obligation of $2,512,000. The Company intends to exercise its call option prior to September 30, 1996 and, accordingly, the warrants are classified as redeemable common stock warrants at March 31, 1996 and 1995. If the call option is not exercised, the Company would have outstanding warrants to purchase approximately 525,000 shares of common stock at $.01 per share, all of which would be subject to redemption at the current market price of ERLY's stock.

In fiscal 1992, ERLY issued 345,000 shares (as adjusted for a 15% stock dividend) of ERLY common stock in exchange for $5.4 million of debt. In conjunction with this transaction, ERLY entered into an agreement to repurchase all of such stock at a price of $5.22 per share, as adjusted ($1,800,000 total obligation), at the option of the stockholder, through December 31, 1997.
These shares were classified as redeemable common stock in the consolidated balance sheets. In October 1995, the stockholder sold the shares which were subject to the repurchase agreement to a third party, thereby canceling the repurchase agreement between ERLY and the stockholder. Accordingly, these shares and the related $1.8 million obligation were transferred to common stock and paid-in capital.

Note 12 - Stockholders' Equity

In addition to the redeemable warrants described in Note 11, the Company has issued additional warrants to purchase 11,500 shares at $2.94 per share (as adjusted) which expire in September 1998.

Included in long-term debt is a $1 million note payable to D.A. Murphy, President of the Company. The note is convertible into ERLY common stock at a conversion price of $3.26 per share (as adjusted).

In September 1995, the Company declared a 15% stock dividend to shareholders of record at the close of business on September 15, 1995. All per share amounts have been retroactively adjusted to reflect this stock dividend.

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

In fiscal 1996, the Company granted stock options to a key employee for 80,500 shares at a price of $5.00 per share (as adjusted for a 15% stock dividend). At March 31, 1996, 40,250 of the options were exercisable and the balance becomes exercisable in fiscal 1997. The options expire in the year 2001.

The following table summarizes stock option activity for the three years ended March 31, 1996, as adjusted for a 15% stock dividend declared in September 1995:

                                                Number of     Exercise Price
                                                 Options        Per Option
                                                ---------     -------------

Outstanding at March 31, 1993                    141,661      $3.24 - $3.92
  Granted                                           -
  Exercised, canceled or expired                    -
- ---------------------------------------------------------------------------
 Outstanding at March 31, 1994                   141,661      $3.24 - $3.92
  Granted                                           -
  Exercised                                       (9,260)             $3.24
  Canceled or expired                               -
- ---------------------------------------------------------------------------
Outstanding at March 31, 1995                    132,401              $3.92
  Granted                                         80,500              $5.00
  Exercised                                       (9,300)             $3.92
  Canceled or expired                               -
- ---------------------------------------------------------------------------
Outstanding at March 31, 1996                    203,601      $3.92 - $5.00
===========================================================================

Exercisable at March 31, 1996                    163,351
========================================================

Note 13 - Nature of the Business - Segment Information

The Company operates principally in three industries - rice processing, packaging and marketing; international consulting; and the manufacture and sale of forest fire retardant chemicals.

The Company purchases and processes rough rice into branded and commodity rice for sale in both international and domestic markets. Demand for branded rice products, which accounts for approximately 60% of ARI's net sales, is relatively constant and margins are typically higher than those for commodity rice sales. Demand for commodity rice products, which accounts for approximately 40% of ARI's net sales, is relatively constant globally, but demand for U.S. grown commodity rice is dependent upon supply and its cost relative to other sources of supply. Supply and costs for both branded and commodity products depend on many factors including governmental actions, crop yields and weather, and such factors can persist through one or more fiscal years.

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

The Company's sales, operating profit and other financial data by industry segment for the three years ended March 31, 1996 follow:


                                                                 Years ended March 31,
                                           ---------------------------------------------------------------
                                                   1996                  1995                   1994
                                           ------------------    ------------------      -----------------
                                               $         %            $         %            $         %
                                           --------    -----     ---------    -----      --------    -----
Net sales                                                       (in thousands)
  Export sales - Rice
    Middle East                            $117,359               $ 91,449               $ 89,782
    Caribbean, Mexico and South America      64,654                 84,806                 38,935
    Asia                                     49,453                 49,963                 42,838
    Europe                                   18,111                 13,632                  6,260
    Africa                                    3,338                  3,864                  4,012
    Other                                        55                     65                     13
- ----------------------------------------------------------------------------------------------------------
                                            252,970      52%       243,779      53%       181,840      54%
  Domestic sales
    Rice                                    141,868      29        129,271      28        102,624      31
    Consulting                               77,754      16         63,546      14         41,944      13
    Fire-Trol                                14,034       3         23,003       5          8,416       2
- ----------------------------------------------------------------------------------------------------------
      Total                                $486,626     100%      $459,599     100%      $334,824     100%
==========================================================================================================

Income (loss) from
  continuing operations
  before taxes on income,
  extraordinary items
  and minority interest
    Rice                                   $ 14,338               $ 18,501               $ 16,002
    Consulting                                4,157                  4,920                  1,508
    Fire-Trol                                 1,329                  5,348                   (173)
- -------------------------------------------------------------------------------------------------
      Operating profit                       19,824                 28,769                 17,337

    General corporate expense                (1,635)                (2,490)                (2,185)
    Interest expense                        (19,849)               (15,868)               (12,090)
    Interest income                             486                    451                    381
    Other income (loss)                         499                    196                   (556)
    Investment income                                                                         426
    Gain on sale of partial
      interest in subsidiary                                                               11,768
    Write-down of plant facilities*          (7,200)                (1,000)
- -------------------------------------------------------------------------------------------------
                                          ($  7,875)              $ 10,058               $ 15,081
=================================================================================================


* Fiscal year 1996 includes a $7.2 million write-down of ARI's Houston properties and fiscal year 1995 includes a $1 million write-down on the Company's remaining wine assets.

                                            Years ended March 31,
                                     ------------------------------------
                                       1996          1995         1994
                                     --------      --------      --------
                                                (in thousands)

Identifiable assets
  Rice                               $222,080      $187,994      $186,141
  Consulting                           25,310        21,748        14,753
  Fire-Trol                            10,244         8,455         6,713
  Corporate                             2,138         3,381         4,686
  Discontinued operations:
    Juice                                  14           134           720
    Other                               3,148         2,515         3,782*
  Intercompany eliminations           (27,799)      (17,169)      (17,645)
- -------------------------------------------------------------------------
    Total                            $235,135      $207,058      $199,150
=========================================================================


 * Net of reserve of $518,000 at March 31, 1994.


Depreciation and amortization
  Rice                               $  6,339      $  6,981      $  5,562
  Consulting                              414           236           290
  Fire-Trol                               471           391           447
  Corporate                                23            19           198
- -------------------------------------------------------------------------
    Total                            $  7,247      $  7,627      $  6,497
=========================================================================


Capital expenditures
  Rice                               $  4,744      $  3,562      $  2,844
  Consulting                            1,947           493            27
  Fire-Trol                               669           546           301
  Corporate                                                            12
  Juice                                                               119
- -------------------------------------------------------------------------
    Total                            $  7,360      $  4,601      $  3,303
=========================================================================


Note 14 - Profit-Sharing Plan

The Company has a defined contribution profit-sharing plan covering substantially all of its employees. The Company makes a mandatory 1% matching contribution to the plan on a monthly basis and an annual contribution solely at the discretion of the Board of Directors. Total profit-sharing plan expense was $618,000 (1996), $1,407,000 (1995) and $424,000 (1994).

Note 15 - Commitments and Contingencies

The Company and ARI have been named as codefendants in a lawsuit filed in the district court of Harris County, Texas. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of the Company and ARI. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages.
The Company and ARI were named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing (see
Note 9), as well as certain other alleged activities. The Company and ARI believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result has been made in the accompanying consolidated financial statements.

The Company is involved in other legal proceedings that arise in the ordinary course of its business, all of which are routine in nature. It is the opinion of management that the resolution of such legal proceedings will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company.

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

The Company and its subsidiaries are obligated under operating leases for offices, plant facilities and equipment. Aggregate minimum rental commitments under operating leases with noncancellable terms of more than one year are as follows:

Year ending March 31,
- ----------------------------------------------------------------------------
1997                                                              $4,940,000
1998                                                               3,754,000
1999                                                               3,200,000
2000                                                               3,052,000
2001                                                               2,841,000
Thereafter                                                        28,625,000
- ----------------------------------------------------------------------------
                                                                 $46,412,000
============================================================================


Total rental expense amounted to $5,543,000 (1996), $5,589,000 (1995) and
$3,846,000 (1994). Certain leases provide for options to renew and for payment of taxes, insurance and maintenance costs.

Note 16 - Discontinued Operations - Disposition of Juice Business

In July 1993, ERLY Juice sold its primary orange juice processing plant in Lakeland, Florida for $11.9 million. This transaction resulted in a loss of $2.7 million. One of ERLY Juice's primary creditors agreed to discount term debt and accounts payable obligations in exchange for cash. This resulted in a gain of $5.6 million which is reflected as extraordinary income (see
Note 17).

In December 1993, Eau Claire Packing Company, a wholly owned subsidiary of ERLY operating in the juice business, sold its manufacturing facility located in Eau Claire, Michigan, together with the inventory, accounts receivable and certain trademarks associated with the plant facility. The Company received approximately $5.1 million for the plant facility and the related assets.

ERLY Juice also sold trademarks, inventory and accounts receivable for approximately $3.3 million. The purchase price was paid in cash at the closing. The net proceeds from both sales were used to pay-down debt to the State of Michigan Retirement System and ING Capital as required by each Company's respective secured loan agreements.

In connection with the payment on the ING debt and the issue of stock purchase warrants to obtain up to 10% of ERLY's stock at $.01 per share, ING agreed to a $6 million write-down in the amount of total debt. In exchange, ERLY also guaranteed the remaining balance of the obligations owed by ERLY Juice to ING. The amount of the ERLY Juice obligation to ING immediately prior to the transaction was approximately $17.1 million and, after application of the write-down and amounts paid, the remaining amount of the debt was approximately $8.6 million (which was included in long-term debt at March 31, 1995) plus accrued interest. The remaining $8.6 million of debt (plus accrued interest) was repaid by ERLY in August 1995 with proceeds from a $10.5 million loan from ARI (see Note 9).

As a result of the sales of the above assets, ERLY has no operating assets or continuing operations remaining in the juice business. It is ERLY's intention to liquidate the remaining assets of ERLY Juice for the benefit of the ERLY Juice creditors. At March 31, 1996, the consolidated balance sheet includes remaining assets and liabilities from the juice business of $14,000 and $675,000, respectively.

The results of ERLY's juice business have been reported separately as discontinued operations in the consolidated statements of operations. Summarized results of ERLY Juice for the year ended March 31, 1994 were as follows:


Net sales                            $31,337,000
Costs and expenses                   (34,744,000)
Interest expense                      (1,841,000)
- ------------------------------------------------
Loss from discontinued
  operations                        ($ 5,248,000)
================================================

Loss on disposal                    ($ 3,562,000)
================================================

Note 17 - Extraordinary Items

The Company had the following extraordinary items for the year ended March 31, 1994:

Gain on extinguishment of debt related to:

  American Rice, Inc.                           $10,270,000

  ERLY Juice Inc.                                 5,625,000

  The State of Michigan Retirement System           897,000
- -----------------------------------------------------------
                                                $16,792,000
===========================================================


In conjunction with the May 1993 refinancing of the combined indebtedness of ARI and Comet, ARI's former lenders agreed to a debt discount in the amount of $10,270,000. As additional consideration for the satisfaction of the existing indebtedness of ARI, 200,000 shares of the ARI Series B preferred stock were pledged by ERLY and ERLY issued $3 million of notes for the benefit of the former ARI lenders.

ERLY Juice settled approximately $6.3 million of term debt and trade payables with a primary creditor in exchange for $650,000 resulting in a gain of $5,625,000.

The Company exchanged various debt obligations to the State of Michigan Retirement System for a note receivable with a net book value of $3.8 million, 60,000 shares of ERLY common stock, $100,000 cash and a new note for approximately $800,000. This resulted in a gain of $897,000.


Note 18 - Subsequent Event - Olive Business Acquisition

In June 1996, the Company's subsidiary, ARI, entered into an agreement to acquire a domestic and foreign olive business from Campbell Soup Company. Assets to be acquired include domestic inventories and fixed assets and all of the outstanding stock of a Spanish company which comprises the foreign olive business. The purchase price is expected to be approximately $38 million, which will be funded primarily from ARI's credit facilities. The acquisition, which is expected to close in July 1996 will be accounted for as a purchase and the results of operations of the acquired business will be included in the Company's consolidated financial statements after that date.

Note 19 - Quarterly Results of Operations (Unaudited)

                                                       Fiscal Year 1996
                                             (In thousands, except per share data)
                             -------------------------------------------------------------------------
                                 1st            2nd             3rd             4th
                               Quarter        Quarter         Quarter**       Quarter          Total
                             ----------     ----------      ----------      ----------      ----------
Net sales                    $  112,889     $  111,641      $  123,384      $  138,712      $  486,626
Gross profit                 $   16,714     $   15,655      $   15,618      $   16,205      $   64,192

Income (loss) before
  minority interest          $    1,699     $       11     ($    9,263)    ($      886)    ($    8,439)
Minority interest                   565            889           4,826           1,010           7,290
- ------------------------------------------------------------------------------------------------------
Net income (loss)            $    2,264     $      900     ($    4,437)     $      124     ($    1,149)
======================================================================================================

Earnings (loss) per share*:
  Primary                    $      .49     $      .18     ($     1.04)     $      .03     ($      .27)
  Fully diluted                     .47            .17     (      1.04)            .02     (       .27)

Weighted average shares
  outstanding*:
    Primary                       4,622          5,056           4,276           4,895           4,280
    Fully diluted                 4,889          5,363           4,276           5,201           4,280

Price range of common stock*:
  High                       $    9-7/8     $    9-5/8      $     9         $   10-1/4
  Low                             8-3/4          7-7/8            6-5/8          5-7/8


*   Restated for 15% stock dividend in September 1995.

** Results for the quarter include a $7.2 million non-recurring pre-tax provision for loss on disposal of property held for sale.


                                                       Fiscal Year 1995
                                             (In thousands, except per share data)
                             ----------------------------------------------------------------------
                                 1st            2nd           3rd             4th
                               Quarter        Quarter       Quarter         Quarter        Total
                             ----------     ----------     ----------     ----------     ----------
Net sales                    $  121,262     $  111,866     $  126,397     $  100,074     $  459,599
Gross profit                 $   15,663     $   18,033     $   17,353     $   15,648     $   66,697

Income before
  minority interest          $    2,907     $    2,463     $    1,989     $    1,294     $    8,653
Minority interest                  (546)           595            382            191            622
- ---------------------------------------------------------------------------------------------------
Net income                   $    2,361     $    3,058     $    2,371     $    1,485     $    9,275
===================================================================================================

Earnings per share*:
  Primary                    $      .49     $      .63     $       48     $      .29     $     1.85
  Fully diluted                     .47            .60            .45            .27           1.74

Weighted average shares
  outstanding*:
    Primary                       4,812          4,843          4,969          5,187          5,020
    Fully diluted                 5,119          5,150          5,276          5,523          5,402

Price range of common stock*:
  High                       $    7-7/8     $    8-7/8     $   10-1/4     $   10-1/2
  Low                             3-5/8          7-1/8          7-1/4          6-1/8


* Restated for 15% stock dividend in September 1995.

                           Independent Auditors' Report



Board of Directors
ERLY Industries Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of ERLY Industries Inc. and subsidiaries (the "Company") at March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/S/  DELOITTE & TOUCHE LLP

Los Angeles, California
June 17, 1996

Item 14(a)2.  Financial Statement Schedules


                ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
             SCHEDULE I - CONDENSED STATEMENTS OF OPERATIONS
                              (in thousands)

                                                  Years ended March 31,
                                            --------------------------------
                                             1996         1995        1994
                                            ------       ------      -------
Corporate overhead expenses                ($1,635)     ($2,490)    ($ 2,185)
Income from subsidiaries                       600        1,522        1,681
Intercompany interest                       (1,705)        (644)        (772)
Interest expense                            (1,294)      (1,487)      (1,508)
Interest income                                330          186          268
Other income                                 1,331           27           72
Gain on sale of partial interest
  in subsidiary                                                       11,768
- ----------------------------------------------------------------------------
Income (loss) before taxes on income
  and extraordinary item                    (2,373)      (2,886)       9,324

Taxes on income (benefit)                    2,185       (4,422)      (3,011)
- ----------------------------------------------------------------------------
Income (loss) before
  extraordinary item                        (4,558)       1,536       12,335

Extraordinary item - gain on
  debt discount                                                          897
- ----------------------------------------------------------------------------
Income (loss) before undistributed
  earnings of subsidiaries                  (4,558)       1,536       13,232
Undistributed earnings
  of subsidiaries                            3,409        7,739        4,437
- ----------------------------------------------------------------------------
Net income (loss)                          ($1,149)     $ 9,275      $17,669
============================================================================

                ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
                  SCHEDULE I - CONDENSED BALANCE SHEETS
                              (in thousands)

                                                   March 31,
                                           -------------------------
                                             1996             1995
                                           --------         --------
Assets
Current assets:
  Cash                                     $    289         $    259
  Accounts receivable, net                       96
  Other current assets                          781              332
- --------------------------------------------------------------------
    Total current assets                      1,166              591

Intercompany receivable from
  Chemonics Industries, Inc.                  1,957            1,914
Long-term notes receivable, net                 819              819
Property, plant and equipment, net               10               13
Investment in subsidiaries*                  51,935           46,836
Deferred income taxes                         2,556            6,724
Other assets                                    124              141
- --------------------------------------------------------------------
                                           $ 58,567         $ 57,038
====================================================================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and other
    current liabilities                    $  2,934         $  3,388
  Current portion of long-term
    and subordinated debt                     1,057            1,083
- --------------------------------------------------------------------
    Total current liabilities                 3,991            4,471

Intercompany payable to
  American Rice, Inc.                        24,361           11,848
Debt of subsidiary
  guaranteed by parent                                         8,578
Long-term debt                                4,504            4,360
Subordinated debt                             5,665            6,670

Redeemable common stock
  and common stock warrants                   2,512            4,312
Stockholders' equity:
  Common stock                                   43               34
  Additional paid-in capital                 23,879           16,407
  Retained earnings (deficit)                (5,046)           1,750
  Cumulative foreign currency
    adjustments                              (1,342)          (1,392)
- --------------------------------------------------------------------
    Total stockholders' equity               17,534           16,799
- --------------------------------------------------------------------
                                           $ 58,567         $ 57,038
====================================================================


*  Recorded at equity in net assets of subsidiaries.

                ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
             SCHEDULE I - CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)


                                                     Years ended March 31,
                                                -------------------------------
                                                 1996        1995        1994
                                                -------    --------    --------
OPERATING ACTIVITIES:
  Net income (loss)                            ($ 1,149)   $  9,275     $17,669
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Undistributed earnings of subsidiaries         (3,409)     (7,739)     (4,437)
  Depreciation and amortization                      23          19         198
  Provision for loss on receivables                             200
  Gain on sale of partial interest
     in subsidiary                                                      (11,768)
  Extraordinary income - debt discount                                     (897)
  Change in assets and liabilities, net           3,166      (3,531)     (1,079)
- --------------------------------------------------------------------------------
NET CASH PROVIDED BY  (USED IN)
  OPERATING ACTIVITIES                           (1,369)     (1,776)       (314)

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                (12)
  Change in intercompany payables, net             (745)      2,764        (278)
  Other, net                                      1,072         256         602
- -------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                              327       3,020         312

FINANCING ACTIVITIES:
  Intercompany loan from ARI                     10,500
  Additional long-term debt                         200
  Principal payments on long-term debt           (8,665)        (84)
  Principal payments on subordinated debt        (1,000)     (1,201)
  Proceeds from sale of stock                        37         250          26
- -------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                            1,072      (1,035)         26
- -------------------------------------------------------------------------------
INCREASE IN CASH DURING THE YEAR                     30         209          24
CASH, BEGINNING OF YEAR                             259          50          26
- -------------------------------------------------------------------------------
CASH, END OF YEAR                              $    289     $   259     $    50
===============================================================================

                ERLY INDUSTRIES INC. AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                        Additions
                                --------------------------
                Balance at      Charges to       Charges       Deductions         Balance at
                beginning        costs and       to other         from              end of
Description     of period        expenses        accounts      reserves(a)          period
- -----------     -----------     -----------     -----------    -----------       -----------
Year ended
March 31, 1996
- --------------
Allowance for
  doubtful
  accounts      $ 1,831,000     $   320,000     $    22,000    ($   458,000)     $ 1,715,000
============================================================================================
Reserve for
  notes
  receivable    $   200,000                                                      $   200,000
============================================================================================

Year ended
March 31, 1995
- --------------
Allowance for
  doubtful
  accounts      $ 1,865,000     $   237,000      $   86,000    ($   357,000)     $ 1,831,000
============================================================================================
Reserve for
  notes
  receivable    $    --         $   200,000                                      $   200,000
============================================================================================
Reserve for
  discontinued
  businesses    $  518,000                                     ($   518,000)     $     --
============================================================================================

Year ended
March 31, 1994
- --------------
Allowance for
  doubtful
  accounts      $ 3,280,000     $ 3,247,000                    ($ 4,662,000)     $ 1,865,000
============================================================================================
Reserve for
  notes
  receivable    $   200,000                                    ($   200,000)     $    --
============================================================================================
Reserve for
  discontinued
  businesses    $ 1,582,000                                    ($ 1,064,000)     $   518,000
============================================================================================

(a) Uncollectible accounts written off to allowance for doubtful accounts; and, charges to reserve for discontinued businesses.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, ERLY Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ERLY INDUSTRIES INC.



                                By /s/  Gerald D. Murphy
                                   --------------------------------------
                                  Gerald D. Murphy, Chairman of the Board
                                   (Chief Executive Officer)

                                By /s/  Thomas A. Whitlock
                                   --------------------------------------
                                  Thomas A. Whitlock, Vice President and
                                   Corporate Controller
                                   (Chief Accounting Officer)

Date: June 25, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ERLY Industries Inc. and in the capacities and on the dates indicated:



/s/  Gerald D. Murphy           /s/  Douglas A. Murphy
- --------------------------      ---------------------------
Gerald D. Murphy, Director      Douglas A. Murphy, Director
June 25, 1996                   June 25, 1996



/s/  Bill J. McFarland          /s/  William H. Burgess
- ---------------------------     ----------------------------
Bill J. McFarland, Director     William H. Burgess, Director
June 25, 1996                   June 25, 1996



/s/  Alan M. Wiener
- ------------------------
Alan M. Wiener, Director
June 25, 1996

                             EXHIBIT 11.1
                ERLY INDUSTRIES INC. AND SUBSIDIARIES
            CALCULATION OF PRIMARY INCOME (LOSS) PER SHARE
                (In thousands, except per share data)

                                                           Years ended March 31,
                                           ---------------------------------------------------------
                                            1996        1995       1994         1993          1992
                                           ------      ------     -------      -------       -------
Income (loss) from
  continuing operations                   ($8,439)     $8,653     $14,765     ($10,989)     ($ 6,361)
Minority interest on
  continuing operations                     7,290         622      (1,376)
- ----------------------------------------------------------------------------------------------------
  Continuing operations, net               (1,149)      9,275       13,389     (10,989)       (6,361)

Loss on discontinued operations                                     (8,810)     (4,972)       (10,614)

Income from extraordinary items                                     16,792       7,288          4,436
Minority interest on extraordinary items                            (3,702)
- -----------------------------------------------------------------------------------------------------
   Extraordinary items, net                                         13,090       7,288          4,436
- -----------------------------------------------------------------------------------------------------
Net income (loss)                         ($1,149)     $9,275      $17,669    ($ 8,673)      ($12,539)
=====================================================================================================

Average number of shares of
  common stock and common
  stock equivalents outstanding*:
   Average number of shares of
    common stock outstanding                4,280       4,239        4,065       3,961          3,596
   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                            (a)          781          138        (a)            (a)
- -----------------------------------------------------------------------------------------------------
    Total                                   4,280       5,020        4,203       3,961          3,596
=====================================================================================================

Primary income (loss)
  per common share*:
  Income (loss) from
    continuing operations (b)            ($   .27)    $  1.85       $ 3.19     ($ 2.77)       ($ 1.77)
  Loss on discontinued operations                                    (2.10)      (1.26)         (2.95)
  Income from extraordinary items (b)                                 3.11        1.84           1.23
- -----------------------------------------------------------------------------------------------------
  Primary income (loss)
    per common share                     ($   .27)    $  1.85       $ 4.20     ($ 2.19)       ($ 3.49)
=====================================================================================================

* Retroactively adjusted to give effect to 15% stock dividend in September 1995.

(a) Exercise of stock options and warrants is not assumed as the computation would be anti-dilutive.
(b) Net of applicable minority interest.

                             EXHIBIT 11.2
                ERLY INDUSTRIES INC. AND SUBSIDIARIES
         CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                (In thousands, except per share data)


                                                              Years ended March 31,
                                           ----------------------------------------------------------
                                            1996        1995         1994       1993           1992
                                           ------     -------      -------     -------        -------
Income (loss) from
  continuing operations                   ($8,439)    $ 8,653      $14,765    ($10,989)     ($ 6,361)
Minority interest                           7,290         622       (1,376)
Interest adjustment                          (a)           98           80        (a)           (a)
- -----------------------------------------------------------------------------------------------------
  Continuing operations, net               (1,149)      9,373       13,469     (10,989)       (6,361)

Loss on discontinued operations                                     (8,810)     (4,972)      (10,614)

Income from extraordinary items                                     16,792       7,288         4,436
Minority interest on extraordinary items                            (3,702)
- ----------------------------------------------------------------------------------------------------
  Extraordinary items, net                                          13,090       7,288         4,436
- ----------------------------------------------------------------------------------------------------
  Net income (loss), as adjusted          ($1,149)    $ 9,373      $17,749    ($ 8,673)     ($12,539)
====================================================================================================

Average number of shares of
  common stock and common
  stock equivalents outstanding*:
Average number of shares of
    common stock outstanding                4,280       4,239        4,065       3,961         3,596
Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                            (a)          856          138        (a)           (a)
Other potentially dilutive securities:
  Common stock issuable upon
   conversion of note payable                (a)          307          307        (a)           (a)
- ----------------------------------------------------------------------------------------------------
    Total                                   4,280       5,402        4,510       3,961         3,596
====================================================================================================

Fully diluted income (loss)
  per common share*:
  Income (loss) from
    continuing operations (b)            ($   .27)   $   1.74       $ 2.99     ($ 2.77)       ($ 1.77)
  Loss on discontinued operations                                    (1.95)      (1.26)         (2.95)
  Income from extraordinary items (b)                                 2.90        1.84           1.23
- -----------------------------------------------------------------------------------------------------
  Fully diluted income (loss)
    per common share                     ($   .27)   $   1.74       $ 3.94     ($ 2.19)       ($ 3.49)
=====================================================================================================

* Retroactively adjusted to give effect to 15% stock dividend in September 1995.

(a) Exercise of stock options, warrants and convertible note is not assumed as the computation would be anti-dilutive.
(b) Net of applicable minority interest.

                              EXHIBIT 21
                         ERLY INDUSTRIES INC.
                             SUBSIDIARIES


The following is a list of all parents and principal subsidiaries of the Company reflecting ownership and the state or country of incorporation:


                                                                     % of Voting
                                                                      Securities
Parent                            Subsidiaries                           Owned
- ------                            ------------                         --------
ERLY Industries Inc.            American Rice, Inc.                       81%
(California)                    (Texas)

                                Chemonics Industries, Inc.               100%
                                (Arizona)

                                The Beverage Source Inc.                 100%
                                (California)

                                ERLY Juice Inc.                          100%
                                (California)

American Rice, Inc.             Comet Rice of Puerto Rico, Inc.          100%
(Texas)                         (Delaware)

                                Comet Ventures, Inc.                      90%
                                (California)

                                Comet Rice of Jamaica Limited            100%
                                (Jamaica)

                                Rice Corporation of Haiti, S.A.          100%
                                (Haiti)

                                ARI-Vinafood                              55%
                                (Vietnam)

                                BargeCarib, Inc.
                                (Texas)                                  100%

Chemonics Industries, Inc.      Chemonics International, Inc.            100%
(Arizona)                       (California)

                                Chemonics Industries (Canada) Ltd.       100%
                                (Canada)



All subsidiaries are included in the consolidated financial statements.