Form 10-Q
period 1996-06-30
ERLY INDUSTRIES INC
filed 1996-08-14
CIK 30966

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended June 30, 1996         Commission file number 1-7894



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


     As of July 31, 1996, there were 4,307,616 shares of the Registrant's common stock outstanding.

                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                             June 30,         March 31,
                                               1996             1996
                                           ------------     ------------
                                            (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                $  6,066,000     $  3,819,000
  Notes and accounts receivable, less
    allowance for doubtful accounts
    of $1,775,000 (June 30) and
    $1,715,000 (March 31)                    61,853,000       56,665,000
  Inventories:
    Raw materials                            33,157,000       47,883,000
    Finished goods                           38,421,000       30,121,000
                                             ----------       ----------
                                             71,578,000       78,004,000
  Properties held for sale, net              13,535,000       13,535,000
  Prepaid expenses and other
    current assets                            1,897,000        2,020,000
                                            -----------      -----------
      Total current assets                  154,929,000      154,043,000

Long-term notes receivable, net               1,574,000        1,574,000
Property, plant and equipment, net           56,207,000       56,360,000
Other assets                                 23,329,000       23,158,000
                                           ------------     ------------
                                           $236,039,000     $235,135,000
                                           ============     ============

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, collateralized            $ 35,693,000     $ 27,413,000
  Accounts payable                           42,892,000       48,670,000
  Accrued payroll and other
    current liabilities                      18,169,000       16,497,000
  Income taxes payable                        4,089,000        3,757,000
  Current portion of long-term
    and subordinated debt                     1,160,000        1,163,000
                                            -----------      -----------
      Total current liabilities             102,003,000       97,500,000

Long-term debt                              100,351,000      100,113,000
Subordinated debt                             5,665,000        5,665,000
Minority interest                             9,225,000       11,811,000
Commitments and contingencies

Redeemable common stock warrants              2,512,000        2,512,000
Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 15,000,000 shares
    Issued and outstanding:
    4,284,985 shares                             43,000           43,000
  Additional paid-in capital                 23,879,000       23,879,000
  Retained earnings (deficit)                (6,296,000)      (5,046,000)
  Cumulative foreign currency
    adjustments                              (1,343,000)      (1,342,000)
                                            -----------      -----------
      Total stockholders' equity             16,283,000       17,534,000
                                           ------------     ------------
                                           $236,039,000     $235,135,000
                                           ============     ============


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1996 and 1995


                                             Three months ended June 30,
                                         ----------------------------------
                                             1996                  1995
                                         ------------           -----------
                                                     (Unaudited)

Net sales                                $124,591,000          $112,889,000
Cost of sales                             111,277,000            96,175,000
                                          -----------           -----------
    Gross profit                           13,314,000            16,714,000

Selling, general and
  administrative expenses                  11,660,000            10,501,000
Interest expense                            5,164,000             4,200,000
Interest income                               (86,000)             (119,000)
Other (income) expense                        319,000              (113,000)
                                           ----------            ----------
                                           17,057,000            14,469,000
                                           ----------            ----------
Income (loss) before taxes on
  income and minority interest             (3,743,000)            2,245,000
Taxes on income                                93,000               546,000
                                           ----------            ----------
Income (loss) before
  minority interest                        (3,836,000)            1,699,000

Minority interest*                          2,586,000               565,000
                                         ------------          ------------
Net income (loss)                       ($  1,250,000)         $  2,264,000
                                         ============          ============


Net income (loss) per share
  of common and common stock
  equivalents:
    Primary**                                   ($.29)                 $.43
                                                =====                  ====

    Fully diluted**                             ($.29)                 $.41
                                                =====                  ====
Weighted average common and
  common stock equivalents:
    Primary**                               4,285,000             5,315,000

    Fully diluted**                         4,285,000             5,622,000



* Represents minority interest in net earnings or loss of American Rice, Inc. applicable to common stock, after preferred stock dividend requirements (See Note 1).

** 1995 amounts have been restated for a 15% stock dividend in September 1995.



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended June 30, 1996 and 1995

                                              Three months ended June 30,
                                            -----------------------------
                                                1995             1996
                                            -----------      ------------
                                                     (Unaudited)

OPERATING ACTIVITIES:
Net income (loss)                          ($ 1,250,000)     $ 2,264,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization               1,851,000        1,730,000
  Minority interest                          (2,586,000)        (565,000)
  Provision for loss on receivables              60,000          273,000
  Change in assets and liabilities:
   (Increase) decrease in receivables        (5,248,000)       6,568,000
   Decrease in inventories                    6,426,000        3,948,000
   (Increase) decrease in prepaid
     expenses and other current assets          123,000         (513,000)
   (Decrease) in accounts payable,
     other current liabilities and
     taxes payable                           (3,774,000)      (7,586,000)
   Other, net                                  (536,000)          52,000
                                              ---------        ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                       (4,934,000)       6,171,000

INVESTING ACTIVITIES:
Additions to property, plant
 and equipment                               (1,354,000)      (2,267,000)
Disposition of property, plant
 and equipment                                   20,000
                                              ---------        ---------
NET CASH (USED IN)
  INVESTING ACTIVITIES                       (1,334,000)      (2,267,000)

FINANCING ACTIVITIES:
Increase (decrease) in notes payable          8,280,000       (3,028,000)
Increase (decrease) in long-term debt           235,000       (1,500,000)
                                              ---------        ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                        8,515,000       (4,528,000)
                                              ---------        ---------
INCREASE (DECREASE) IN CASH
  DURING THE QUARTER                          2,247,000         (624,000)

CASH, BEGINNING OF QUARTER                    3,819,000        3,718,000
                                            -----------      -----------
CASH, END OF QUARTER                        $ 6,066,000      $ 3,094,000
                                            ===========      ===========

Supplemental cash flow information -
  Net cash paid for the quarter for:
    Interest expense                        $ 2,541,000      $ 3,802,000
    Income taxes                            $   194,000      $   261,000



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        For the three months ended June 30, 1996
                                     (Unaudited)



                                                                      Cumulative
                      Common Stock        Additional    Retained       Foreign           Total
                   -------------------     Paid-in      Earnings       Currency       Stockholders'
                    Shares     Dollars     Capital      (Deficit)     Adjustments       Equity
                   ---------   -------   -----------   -----------    -----------     -----------
Balance
April 1, 1996      4,284,985   $43,000   $23,879,000   ($5,046,000)   ($1,342,000)    $17,534,000

Net income (loss)
for the period                                         ( 1,250,000)                    (1,250,000)

Foreign currency
 adjustments                                                               (1,000)         (1,000)
                   ---------   -------   -----------   -----------    -----------     -----------
Balance
June 30, 1996
 (unaudited)       4,284,985   $43,000   $23,879,000   ($6,296,000)   ($1,343,000)    $16,283,000
                   =========   =======   ===========   ===========    ===========     ===========



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

               ERLY INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the three months ended June 30, 1996 and 1995

Basis of Presentation:

The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
Results for interim periods are not necessarily indicative of results to be expected for the entire year.

Reference should be made to the Notes To Consolidated Financial
Statements in the Company's 1996 Form 10-K for a discussion of accounting policies and other significant matters.

The accompanying consolidated financial statements include the accounts of ERLY Industries Inc. and its subsidiaries (the
"Company" or "ERLY"). All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated.

Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 1996, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $47 million, which expire at various dates, primarily in years 2002 through 2011. Tax expense reflected in the consolidated statements of operations represents estimated federal, state and foreign tax expense on pre-tax earnings reduced by the utilization of deferred tax assets relating to net operating loss carryforwards that had previously been reserved.

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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. The current ARI loan agreements prohibit the payment of any dividends. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($1,305,000) and ($354,000) for the three months ended June 30, 1996 and 1995, respectively. ERLY also earned Series B preferred dividends of $1,295,000 for each of the three month periods ended June 30, 1996 and 1995.



Note 2 - Properties Held for Sale

Properties held for sale primarily consists of 39 acres of land in Houston, Texas held for sale by ARI. In fiscal 1996, ARI entered into an agreement to sell this property and reduced the carrying value of the property to its approximate net realizable value (after the accrual of certain costs) by a non-recurring charge of $7.2 million. The transaction is expected to be consummated in calendar 1996 after the completion of demolition of existing structures on the property and updated environmental studies.


Note 3 - Long-term and Subordinated Debt

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends.

In a public offering completed in August 1995, ARI issued $100 million principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay the balance of ARI's existing term loans, to make a $10.5 million 15% loan to ERLY due in fiscal 2002, and to reduce borrowings outstanding under ARI's revolving credit loan. ERLY utilized a portion of the proceeds to repay the remaining $9.5 million ERLY Juice Inc. debt, including accrued interest, which ERLY had guaranteed.

Note 4 - Redeemable Common Stock Warrants

In connection with the discontinuation of the Company's juice business in December 1993, the Company issued warrants to acquire up to 10% of ERLY's common stock at $.01 per share. Warrants for 5% of ERLY's stock became exercisable in April 1994 and warrants for the other 5% became exercisable in April 1995. All of these warrants expire on April 30, 1998. The warrants are subject to a redemption provision at the option of the holder at the current market value of ERLY's stock. In conjunction with the repayment of the ERLY Juice debt in August 1995 (see Note 3), the Company has the right to call the warrants prior to September 30, 1996 at a total obligation of $2,512,000 and, accordingly, the warrants are classified as redeemable common stock warrants at June 30 and March 31, 1996.

In August 1996, the Company exercised its call option and redeemed all of the outstanding common stock warrants.


Note 5 - Commitments and Contingencies

The Company and ARI have been named as codefendants in a lawsuit filed in the district court of Harris County, Texas. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, Chairman and
President, respectively, of the Company and ARI. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages. The Company and ARI were named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing
(see Note 3), as well as certain other alleged activities. The Company and ARI believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result has been made in the accompanying consolidated financial statements.


Note 6 - Olive Business Acquisition

In June 1996, the Company's subsidiary, ARI, entered into an agreement to acquire a domestic and foreign olive business from Campbell Soup Company. Assets to be acquired include domestic inventories and fixed assets and all of the outstanding stock of a Spanish company which comprises the foreign olive business. The purchase price is approximately $38 million, which will be funded primarily from ARI's credit facilities. The acquisition, which was completed on July 5, 1996, will be accounted for as a purchase and the results of operations of the acquired business will be included in the Company's consolidated financial statements after that date.

Item 2.   ERLY INDUSTRIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
          -------------------------------------------------


  RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 AND 1995


Consolidated Results

For the quarter ended June 30, 1996, the Company reported a net loss of $1.3 million on sales of $125 million, as compared to net income of $2.3 million on sales of $113 million for the first quarter of the prior fiscal year. Sales for the first quarter of fiscal 1996 were up $12 million from the first quarter of last year, primarily due to an $11 million increase in sales by American Rice.

Gross profit for the quarter ended June 30, 1996 was $13.3 million, a decrease of $3.4 million from the quarter ended June
30, 1995, primarily as a result of a $3.0 million decrease at ARI.


American Rice

Sales for the quarter ended June 30, 1996 increased $11.0
million, or 12.8%, from $86.4 million in fiscal 1996 to $97.4 million in fiscal 1997. Of this increase, $3.1 million resulted from increased export sales and $7.9 million resulted from increased sales in the United States and Canada.

Export sales increased due to higher prices partially offset by lower volume. Average export prices increased approximately 12%, accounting for $6.3 million in sales increases. A decline in export sales volume accounted for a $3.2 million sales decrease. There were no sales to Japan in the current quarter or in the corresponding quarter of the prior fiscal year. These sales are expected to occur in the third and fourth quarters of the fiscal year as was the case in fiscal 1996.

Domestic sales were higher as a result of higher average prices partially offset by lower volume.

Gross profit was 7% of sales for the quarter ended June 30, 1996 compared to 11% for the first quarter of last year. Gross profit declined $3.0 million, or 31.4%, from $9.5 million in the first quarter last year to $6.5 million in the first quarter of this year, due primarily to declines in gross profit from sales in the Middle East as a result of lower volume of unbranded and Saudi Arabia sales.

ARI's selling, general and administrative expenses of $6.4 million increased $654,000, or 11%, from $5.8 million last year. Selling, general and administrative expenses increased due to higher international advertising and promotional expenses and higher general and administrative expenses from Vietnam operations.



Chemonics International - Consulting

For the quarter ended June 30, 1996, revenues for International were $21.3 million, an increase of $774,000, or 4%, over revenues of $20.5 million for the comparable period last year. Gross profit was $5.3 million (25% of revenues) for the quarter compared to gross profit of $5.8 million (28% of revenues) for the first quarter of last year.


Chemonics Industries - Fire-Trol

Fire-Trol reported net sales of $5.9 million for the quarter, down slightly from the $6.0 million in sales recorded for the first quarter last year. Quarterly results reflect increased forest fire activity in the United States compared to last year, however, this was offset by reduced forest fire activity in Canada from last year. Gross profit for the quarter was $1.5 million, or 26% of sales, compared to $1.3 million, or 22% of sales last year.


General

Consolidated interest expense totaled $5.2 million for the quarter ended June 30, 1996, compared to $4.2 million for the same quarter of last year. This increase reflects increased borrowings and increases in the cost of funds from a year ago. Interest expense in both periods includes amortization of capitalized debt issuance costs.

            LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, consolidated working capital was $53.0 million, compared to $56.5 million at March 31, 1996, a decrease of $3.5 million.

Stockholders' equity was $16.3 million at June 30, 1996, compared to $17.5 million at March 31, 1996, a decrease of $1.2 million as a result of the net loss for the quarter.

For fiscal year 1996, ARI had a $47.5 million revolving credit loan with interest at the prime rate of interest plus .5%. In June 1996, this loan was refinanced with a new lender. The new loan bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio. The borrowing limit on the new loan was increased to $85.0 million and will provide financing for ARI's rice operations in addition to the operations of the olive business acquired on July 5, 1996, as discussed in Note 6.

In addition, in June 1996 Chemonics International increased its existing line of credit from $16 million to $20 million. The new line of credit provides financing for both Consulting and Fire-Trol.

                            Part II

                       OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      11.1  Calculation of Primary Income (Loss) Per Share

      11.2  Calculation of Fully Diluted Income (Loss) Per Share

      27    Financial Data Schedule (electronic filing)


(b)   No reports on Form 8-K were filed during the quarter ended
      June 30, 1996. A Form 8-K was filed in July 1996 to report the acquisition on July 5, 1996 of the ripe and green olive businesses of Campbell Soup Company.








                            SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ERLY INDUSTRIES INC.
                                               (Registrant)



Date:    August 14, 1996                 By /s/ Thomas A. Whitlock
                                            ----------------------
                                            Thomas A.Whitlock
                                            Vice President and
                                            Corporate Controller

                               EXHIBIT 11.1
                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
              CALCULATION OF PRIMARY INCOME (LOSS) PER SHARE
                   (In thousands except per share data)


                                            Three months ended June 30,
                                            ---------------------------
                                               1996            1995
                                             -------          -------
                                                    (Unaudited)
Income (loss) before
  minority interest                         ($ 3,836)         $ 1,699
Minority interest                              2,586              565
                                             -------          -------
  Net income (loss)                         ($ 1,250)         $ 2,264
                                             =======          =======

Average number of shares of
  common stock and common
  stock equivalents outstanding:
   Average number of shares of
    common stock outstanding                   4,285            4,276*

   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                               (a)             1,039*
                                               -----            -----
    Total                                      4,285            5,315*
                                               =====            =====

Primary income (loss)
  per common share                          ($   .29)         $   .43*
                                             =======          =======



(a) Exercise of stock options and warrants is not assumed as the computation would be anti-dilutive.

*     Restated for a 15% stock dividend in September 1995.

                               EXHIBIT 11.2
                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
           CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                   (In thousands except per share data)



                                           Three months ended June 30,
                                           ---------------------------
                                              1996             1995
                                             -------         -------
                                                   (Unaudited)

Income (loss) before
   minority interest                        ($ 3,836)         $ 1,699
Interest adjustment - convertible
  note payable                                  (a)                27
                                             -------          -------
Income (loss) before minority interest,
  as adjusted                                 (3,836)           1,726

Minority interest                              2,586              565
                                             -------          -------
   Net income (loss), as adjusted           ($ 1,250)         $ 2,291
                                             =======          =======

Average number of shares of
  common stock and common
  stock equivalents outstanding                4,285            5,315*
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable                  (a)               307*
                                               -----            -----
      Total                                    4,285            5,622*
                                               =====            =====

Fully diluted income (loss)
  per common share                          ($   .29)         $   .41*
                                             =======          =======


(a) Exercise of stock of options, warrants and convertible note is not assumed as the computation would be anti-dilutive.

*    Restated for a 15% stock dividend in September 1995.