Form 10-Q
period 1996-09-30
ERLY INDUSTRIES INC
filed 1996-11-14
CIK 30966

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended September 30, 1996     Commission file number 1-7894



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

     As of October 31, 1996 there were 4,739,180 shares of the Registrant's common stock outstanding.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                          September 30,       March 31,
                                              1996              1996
                                          -------------     ------------
                                           (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                $  5,247,000     $  3,819,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $1,889,000 (September 30) and
    $1,715,000 (March 31)                    73,505,000       56,665,000
  Inventories:
    Raw materials                            42,564,000       47,883,000
    Finished goods                           47,932,000       30,121,000
                                             ----------       ----------
                                             90,496,000       78,004,000
  Prepaid expenses and other
    current assets                            1,842,000        2,020,000
  Properties held for sale, net                   --          13,535,000
                                            -----------      -----------
      Total current assets                  171,090,000      154,043,000

Restricted cash and investments              10,863,000           --
Long-term notes receivable, net               1,574,000        1,574,000
Property, plant and equipment, net           72,792,000       56,360,000
Other assets                                 24,332,000       23,158,000
                                           ------------     ------------
                                           $280,651,000     $235,135,000
                                           ============     ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable, collateralized            $ 66,297,000     $ 27,413,000
  Accounts payable                           51,950,000       48,670,000
  Accrued payroll and other
    current liabilities                      19,905,000       16,497,000
  Income taxes payable                        3,789,000        3,757,000
  Current portion of long-term
    and subordinated debt                     1,487,000        1,163,000
                                             ----------       ----------
      Total current liabilities             143,428,000       97,500,000

Long-term debt                              101,254,000      100,113,000
Subordinated debt                             5,665,000        5,665,000
Minority interest                             9,068,000       11,811,000
Redeemable common stock warrants                  --           2,512,000
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 15,000,000 shares
    Issued and outstanding:
    4,739,180 shares (September 30)
    and 4,284,985 shares (March 31)              47,000           43,000
  Additional paid-in capital                 27,526,000       23,879,000
  Retained earnings (deficit)                (5,088,000)      (5,046,000)
  Cumulative foreign currency
    adjustments                              (1,249,000)      (1,342,000)
                                           ------------     ------------
      Total stockholders' equity             21,236,000       17,534,000
                                           ------------     ------------
                                           $280,651,000     $235,135,000
                                           ============     ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three and six months ended September 30, 1996 and 1995


                                 Three months ended              Six months ended
                                    September 30,                  September 30,
                              ---------------------------   ---------------------------
                                   1996          1995           1996           1995
                              ------------   ------------   ------------   ------------
                                      (Unaudited)                   (Unaudited)

Net sales                     $155,966,000   $111,641,000   $280,557,000   $224,530,000
Cost of sales                  131,616,000     95,986,000    242,893,000    192,161,000
                              ------------   ------------   ------------   ------------
    Gross profit                24,350,000     15,655,000     37,664,000     32,369,000

Selling, general and
  administrative expenses       13,625,000     10,861,000     25,285,000     21,362,000
Interest expense                 6,094,000      4,798,000     11,258,000      8,998,000
Interest income                   (146,000)      (135,000)      (232,000)      (254,000)
Other (income) expense             (54,000)       (40,000)       265,000       (153,000)
                                ----------     ----------     ----------     ----------
                                19,519,000     15,484,000     36,576,000     29,953,000

Income before taxes on income
  and minority interest          4,831,000        171,000      1,088,000      2,416,000
Taxes on income                    225,000        160,000        318,000        706,000
                                 ---------      ---------      ---------      ---------
Income before minority interest  4,606,000         11,000        770,000      1,710,000

Minority interest*                 157,000        889,000      2,743,000      1,454,000
                               -----------     ----------     ----------     ----------
Net income                     $ 4,763,000     $  900,000     $3,513,000     $3,164,000
                               ===========     ==========     ==========     ==========


Net income per share of common
  and common stock equivalents**:
    Primary                          $ .94          $ .16          $ .67          $ .56
                                     =====          =====          =====          =====

    Fully diluted                    $ .89          $ .16          $ .64          $ .53
                                     =====          =====          =====          =====

Weighted average common and
  common stock equivalents**:
    Primary                      5,041,000      5,561,000      5,225,000      5,691,000

    Fully diluted                5,378,000      5,898,000      5,562,000      6,028,000


* Represents minority interest in net earnings or loss of American Rice, Inc. applicable to common stock, after preferred stock dividend requirements (see
   Note 1).

** Retroactively adjusted to give effect to a 10% stock dividend in September
   1996.



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended September 30, 1996 and 1995

                                                   Six months ended
                                                     September 30,
                                             ---------------------------
                                                  1996           1995
                                             ------------     ----------
                                                     (Unaudited)
OPERATING ACTIVITIES:
Net income                                     $3,513,000     $3,164,000
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
   Minority interest in ARI                    (2,743,000)    (1,454,000)
   Depreciation and amortization                4,107,000      3,678,000
   Provision for loss on receivables              174,000        326,000
   Gain on redemption of warrant
    repurchase obligation                        (387,000)
   Change in assets and liabilities,
    excluding effect from acquisition
    of olive business:
    (Increase) decrease in receivables        (15,136,000)     2,181,000
    (Increase) decrease in inventories          8,863,000     (6,469,000)
    (Increase) decrease in prepaid
      expenses and other current assets           231,000       (817,000)
    Increase (decrease) in accounts
      payable, other current
      liabilities and taxes payable               748,000     (2,149,000)
    Other, net                                 (1,000,000)       404,000
                                                ---------     ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         (1,630,000)    (1,136,000)

INVESTING ACTIVITIES:
  Acquisition of olive business               (33,952,000)
  Disposition of property held for sale         2,255,000
  Purchases of property, plant and equipment   (2,552,000)    (4,213,000)
  Disposition of property, plant and equipment     71,000          8,000
                                                ---------      ---------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                        (34,178,000)    (4,205,000)

FINANCING ACTIVITIES:
  Proceeds from issuance of mortgage notes          --        94,000,000
  Mortgage notes issuance cost                     (3,000)    (5,425,000)
  Increase (decrease) in notes payable         38,884,000    (19,391,000)
  Increase (decrease) in long-term
    and subordinated debt                         380,000    (64,822,000)
  Redemption of redeemable
    common stock warrants                      (2,125,000)
  Proceeds from sale of stock                     100,000
                                               ----------     ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                         37,236,000      4,362,000
                                               ----------     ----------
INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                             1,428,000       (979,000)

CASH, BEGINNING OF PERIOD                       3,819,000      3,718,000
                                              -----------    -----------
CASH, END OF PERIOD                           $ 5,247,000    $ 2,739,000
                                              ===========    ===========

Supplemental cash flow information:
 Net cash paid during the period for:
      Interest expense                        $10,289,000    $ 7,203,000
      Income taxes                            $   719,000    $   406,000


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       For the six months ended September 30, 1996
                                       (Unaudited)


                                                                   Cumulative
                     Common Stock        Additional   Retained       Foreign         Total
                  -------------------     Paid-in     Earnings      Currency     Stockholders'
                   Shares     Dollars     Capital     (Deficit)    Adjustments      Equity
                  ---------  --------   -----------   ----------  ------------   -----------
Balance
April 1, 1996     4,284,985   $43,000   $23,879,000 ($ 5,046,000) ($1,342,000)   $17,534,000

Net income
 for the period                                        3,513,000                   3,513,000

Foreign currency
 adjustments                                                           93,000         93,000

10% stock
 dividend           430,417     4,000     3,547,000   (3,551,000)                       --

Cash payments
 in lieu of
 fractional
 shares                                                   (4,000)                     (4,000)

Common stock
 issued              13,944                  62,000                                   62,000

Exercise of
 stock options        9,834                  38,000                                   38,000
                  ---------  --------   -----------    ----------  -----------  ------------
Balance
September 30,
 1996
(unaudited)       4,739,180   $47,000   $27,526,000  ($5,088,000)  ($1,249,000)  $21,236,000
                  =========   =======   ===========   ===========  ===========  ============



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

               ERLY INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  For the three and six months ended September 30, 1996 and 1995

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

Primary earnings per share are based on the weighted average number of: (1) common shares, and (2) dilutive common share equivalents (consisting of stock options and warrants) outstanding during each period presented. Fully diluted earnings per share assumes conversion of a $1 million convertible note payable, unless conversion would be antidilutive. All calculations have been retroactively adjusted to give effect to a 10% stock dividend in September 1996 (see Note 7).


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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. The current ARI loan agreements prohibit the payment of any dividends. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($162,000) and ($1,467,000) for the three and six months ended September 30, 1996, respectively, and ($507,000) and ($861,000) for the three and six months ended September 30, 1995, respectively. ERLY also earned Series B preferred dividends of $1,295,000 for each of the three month periods ended September 30, 1996 and 1995, and $2,590,000 for each of the six month periods ended
September 30, 1996 and 1995. As of September 30, 1996, ARI Series B Preferred Stock dividends accumulated, but not declared, total $17.6 million.

Note 2 - Olive Business Acquisition

On July 5, 1996, the Company's subsidiary, ARI, acquired the domestic and foreign olive business of Campbell Soup Company ("CSC Olives") for approximately $36 million (the "Acquisition"). Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of a Spanish company which comprises the foreign olive business, and 51% of the stock of Sadrym California, a manufacturer of olive processing machinery.
The purchase was funded primarily from ARI's credit facilities. The acquisition was accounted for as a purchase and the results of operations of the acquired business have been included in the Company's consolidated financial statements after July 5, 1996. The olive business will be operated as the Early California Foods division of ARI.

Operating results reflected in the accompanying financial statements do not include CSC Olives' operating activities before July 5, 1996. The following summarized pro forma information assumes the Acquisition occurred on the first day of each of the operating periods presented (in thousands, except per share data):

                         Three months ended            Six months ended
                         September 30, 1996           September 30, 1996
                         ------------------           ------------------

Net sales                     $156,767                    $299,580

Net income                    $  4,737                    $  1,688

Earnings per share:
  Primary                        $ .94                       $ .32
  Fully diluted                  $ .89                       $ .31


Note 3 - Properties Held for Sale

The consolidated balance sheet included properties held for sale of $13.5 million at March 31, 1996. This primarily represented 39 acres of land in Houston, Texas, held for sale by ARI, subject to an agreement to sell after the demolition of existing structures on the property and updated environmental studies. In September 1996, ARI completed the sale of the property and received gross proceeds of approximately $13.1 million. The terms of ARI's $100 million mortgage notes (see Note 4) provide that proceeds are to be held in a segregated account pledged to the trustee of the notes. Such proceeds may be used by ARI for investment in a related business, for capital expenditures, and under certain circumstances to redeem the notes.
At September 30, 1996, net proceeds from the sale (after expenses) amounting to $10.9 million are classified as "Restricted Cash and Investments" in the consolidated balance sheet.


Note 4 - Long-term and Subordinated Debt

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends.

In a public offering completed in August 1995, ARI issued $100 million principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay the balance of ARI's existing term debt, to make a $10.5 million 15% loan to ERLY due 2002, and to reduce borrowings outstanding under ARI's revolving credit loan.

ERLY utilized a portion of the proceeds to repay the remaining $9.5 million bank debt of its subsidiary, ERLY Juice Inc., which ERLY had guaranteed (see
Note 5).


Note 5 - Redeemable Common Stock Warrants

In connection with the discontinuation of the Company's juice business in December 1993, the Company issued warrants to acquire up to 10% of ERLY's common stock at $.01 per share. In conjunction with the repayment of the ERLY Juice debt in August 1995 described in Note 4, the Company had the right to call the warrants prior to September 30, 1996 for $2,512,000 and, accordingly, the warrants were classified as redeemable common stock warrants at March 31, 1996.

In August 1996, the Company exercised its call option and redeemed all of the outstanding common stock warrants in exchange for a payment of $2,125,000, resulting in a gain of $387,000 which is included in other income.


Note 6 - Commitments and Contingencies

The Company and ARI have been named as codefendants in a lawsuit filed in the district court of Harris County, Texas. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of the Company and ARI. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages.
The Company and ARI were named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing described in Note 4, as well as certain other alleged activities. The Company and ARI believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result has been made in the accompanying consolidated financial statements.


Note 7 - Stockholders' Equity

In September 1996 the Company declared a 10% stock dividend to shareholders of record at the close of business on September 23, 1996.

Item 2.    ERLY INDUSTRIES INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
           --------------------------------------------------------------

     RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


Consolidated Results

For the quarter ended September 30, 1996, the Company reported net income of $4.8 million on sales of $156 million, as compared to net income of $900,000 on sales of $112 million for the second quarter of the prior fiscal year. Sales for the second quarter of fiscal 1997 reflect a $31 million increase in sales by American Rice over the second quarter of last year, plus sales increases of $7 million and $6 million by Chemonics Fire-Trol and Chemonics International, respectively.

Gross profit for the quarter ended September 30, 1996 was $24.4 million, an increase of $8.7 million from the quarter ended September 30, 1995 as a result of increases by American Rice of $5.5 million, Fire-Trol of $2.4 million and Chemonics International of $842,000.


American Rice

Sales for the quarter ended September 30, 1996 increased $31.1 million, or 34%, from $90.4 million in fiscal 1996 to $121.5 million in fiscal 1997. The sales increase for the quarter reflects sales of $16.3 million from the olive business acquired during the quarter, $10.0 million from increased sales of exported rice and $4.8 million in increased sales of rice in the United States and Canada.

Export rice sales increased due to higher prices and higher volume. Average export rice prices increased approximately 9%, accounting for $5.7 million in sales increases. The export sales volume increase accounted for a $4.3 million sales increase. There were no major sales to Japan in the quarter ended September 30, 1996 or the corresponding period of the prior year. These sales are expected to occur in the third and fourth quarters of the fiscal year, as was the case in fiscal year 1996.

Domestic rice sales were higher as a result of higher average prices, partially offset by lower volume.

Gross profit was 12% of sales for the quarter ended September 30, 1996 compared to 11% last year. Gross profit increased $5.5 million, or 56%, from $9.7 million in the second quarter last year to $15.2 million in the second quarter of this year, due primarily to the acquisition of the Early California Foods olive business.

ARI's selling, general and administrative expenses of $8.4 million increased $2.3 million, or 39%, from $6.1 million last year. The increase is due to higher advertising and promotional expenses associated with the acquisition of the olive business in the quarter. Selling, general and administrative expenses as a percentage of net sales were 6.9% in the second quarter of the current year compared to 6.7% last year.

Chemonics International - Consulting

For the quarter ended September 30, 1996, revenues for International were $21.1 million, an increase of $6.2 million, or 42%, from revenues of $14.9 million for the comparable period last year. The large percentage increase is primarily due to revenues being down in the second quarter of last year as some projects were winding down, and the next phases had not yet started up. Gross profit was $5.1 million (24% of revenues) for the quarter compared to gross profit of $4.3 million (28% of revenues) for the second quarter of last year.


Chemonics Industries - Fire-Trol

Fire-Trol reported sales of $13.3 million for the quarter compared to sales of $6.3 million reported last year, an increase of $7.0 million, or 110%. The current year experienced a near record level of forest fire activity resulting in significant demand for the Company's forest fire retardant products, especially in the Western United States. Last year's sales reflected a more normal level of forest fire activity. Gross profit for the quarter was $4.1 million, or 31% of sales, compared to $1.7 million, or 27% of sales last year.


Corporate

Consolidated interest expense totaled $6.1 million for the quarter ended September 30, 1996, compared to $4.8 million for the same quarter of last year. This increase reflects increased average borrowings from a year ago due to the acquisition of the olive business and the issuance of $100 million of mortgage notes by ARI in August 1995. Interest expense in both periods includes amortization of capitalized debt issuance costs.

Results for the quarter include a $387,000 gain on settlement of the liability recorded for the redemption of common stock warrants (see Note 5).


     RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


Consolidated Results

For the six months ended September 30, 1996, the Company reported net income of $3.5 million on sales of $281 million, as compared to net income of $3.2 million on sales of $225 million for the first six months of the prior fiscal year. Sales for the current year were up $56 million from last year, primarily due to a $42 million increase in sales by American Rice plus a $7 million increase by Chemonics Fire-Trol, and a $7 million increase by Chemonics International.

Gross profit for the six months ended September 30, 1996 was $37.7 million compared to $32.4 million for the comparable period of last year.

American Rice

Sales for the six months ended September 30, 1996 increased $42.2 million, or 24%, from $176.8 million in fiscal 1996 to $218.9 million in fiscal 1997. The increase in sales was composed of $16.3 million in sales from the olive business acquired in July 1996, $13.2 million in increased export rice sales, and $12.7 million in increased sales of rice in the United States and Canada.

Export rice sales increased due to higher prices and higher volume. Average export rice prices increased approximately 11%, accounting for $11.9 million in sales increases. The export sales volume increase accounted for a $1.3 million sales increase.

Domestic rice sales were higher as a result of higher average prices, partially offset by lower volume.

Gross profit was 10% of sales for the six month period ended September 30, 1996, compared to 11% in fiscal 1996. Gross profit increased $2.5 million, or 12.8%, from $19.3 million in the first six months of last year to $21.7 million in the first six months of this year, due primarily to the Early California Foods acquisition, partially offset by lower gross profit from rice sales.

ARI's selling, general and administrative expenses of $14.9 million increased $3.0 million, or 26%, from $11.8 million last year. The increase is primarily due to higher advertising and promotional expenses associated with the acquisition of the olive business. Selling, general and administrative expenses as a percentage of net sales increased slightly from 6.7% in the first six months of last year to 6.8% this year.


Chemonics International - Consulting

For the six months ended September 30, 1996, revenues for International were $42.4 million, an increase of $7.0 million, or 20%, from revenues of $35.4 million for the comparable period last year. Gross profit was $10.3 million (24% of revenues) for the period compared to gross profit of $10.1 million (28% of revenues) for the comparable period last year.


Chemonics Industries - Fire-Trol

Fire-Trol reported net sales of $19.2 million for the six months ended September 30, 1996, compared to sales of $12.3 million reported last year, an increase of $6.9 million, or 56%. The current year experienced a near record level of forest fire activity resulting in significant demand for the Company's forest fire retardant products, especially in the Western United States. The increase in sales from last year reflects an increased level of forest fire activity this year compared to a more normal level of forest fire activity last year. Gross profit for the six months was $5.6 million, or 29% of sales, compared to $3.0 million, or 25% of sales last year.

Corporate

Consolidated interest expense totaled $11.3 million for the six months ended September 30, 1996, compared to $9.0 million for the same period of last year. This increase reflects increased average borrowings due to the acquisition of the olive business and the issuance of $100 million of mortgage notes by ARI in August 1995. Interest expense in both periods includes amortization of capitalized debt issuance costs.

Results for the six months include a $387,000 gain on settlement of the liability recorded for the redemption of common stock warrants (see Note 5).




Liquidity and Capital Resources

At September 30, 1996, consolidated working capital was $27.7 million, compared to $56.5 million at March 31, 1996, a decrease of $28.8 million. This decrease was primarily due to the acquistion of the olive business in July 1996 and the related increase in short-term borrowings used to finance the acquisition.

Stockholders' equity was $21.2 million at September 30, 1996, compared to $17.5 million at March 31, 1996, an improvement of $3.7 million as a result of the net income for the six months.

For the fiscal year ended March 31, 1996, ARI had a $47.5 million revolving credit loan with interest at the prime rate of interest plus .5%. In June 1996, this loan was refinanced with a new lender. The new loan bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio. The borrowing limit on the new loan was increased to $85.0 million and will provide financing for ARI's rice operations in addition to the operations of the olive business acquired on July 5, 1996, as discussed in Note 2. At September 30, 1996, ARI was not in compliance with certain covenants related to financial ratios and minimum tangible net worth. ARI has subsequently obtained waivers from compliance with these covenants through December 30, 1996, from its lender.

In addition, in June 1996 Chemonics International increased its existing line of credit from $16 million to $20 million. The new line of credit provides financing for both Consulting and Fire-Trol.

                            Part II
                       OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on September 17, 1996.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    11.1  Calculation of Primary Income Per Share

    11.2  Calculation of Fully Diluted Income Per Share

    27    Financial Data Schedule (electronic filing)


(b) A Form 8-K was filed in July 1996 to report the acquisition on July 5, 1996 of the ripe and green olive businesses of Campbell Soup Company. This was amended by the filing of a Form 8K-A on September 26, 1996 to provide proforma financial information.

                            SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ERLY INDUSTRIES INC.
                                          (Registrant)



Date:    November 14, 1996            By /s/ Thomas A. Whitlock
                                         ----------------------
                                         Thomas A. Whitlock
                                         Vice President and
                                         Corporate Controller

                                         EXHIBIT 11.1
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                           CALCULATION OF PRIMARY INCOME PER SHARE
                            (In thousands, except per share data)



                                            Three months ended                 Six months ended
                                               September 30,                     September 30,
                                      -----------------------------      ----------------------------
                                         1996                1995          1996                1995
                                      --------             --------      --------            --------
                                               (Unaudited)                        (Unaudited)

Income before minority interest       $ 4,606               $    11       $   770             $ 1,710
Minority interest                         157                   889         2,743               1,454
                                      -------               -------       -------             -------
  Net income                          $ 4,763               $   900       $ 3,513             $ 3,164
                                      =======               =======       =======             =======


Average number of shares of
  common stock and common
  stock equivalents outstanding*:
   Average number of shares of
    common stock outstanding            4,733                 4,703         4,723               4,703

   Common stock equivalents*:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                         308                   858           502                 988
                                        -----                 -----         -----               -----
    Total                               5,041                 5,561         5,225               5,691
                                        =====                 =====         =====               =====

  Primary income per
    common share*                      $  .94                $  .16       $   .67             $   .56
                                       ======                ======       =======             =======


*  Retroactively adjusted to give effect to a 10% stock dividend in September
   1996.

                                         EXHIBIT 11.2
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CALCULATION OF FULLY DILUTED INCOME PER SHARE
                            (In thousands, except per share data)



                                            Three months ended               Six months ended
                                               September 30,                   September 30,
                                      -----------------------------    ------------------------------
                                         1996                1995         1996                1995
                                      --------            ---------    ----------           ---------
                                               (Unaudited)                      (Unaudited)
Income before minority interest       $ 4,606              $     11      $    770             $ 1,710
Interest adjustment - convertible
  note payable                             25                    28            51                  55
Income before minority interest,      -------               -------       -------             -------
  as adjusted                           4,631                    39           821               1,765


Minority interest                         157                   889         2,743               1,454
                                      -------               -------       -------             -------
  Net income, as adjusted             $ 4,788               $   928       $ 3,564             $ 3,219
                                      =======               =======       =======             =======


Average number of shares of
  common stock and common
  stock equivalents outstanding*        5,041                 5,561         5,225               5,691
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable*           337                   337           337                 337
                                        -----                 -----         -----               -----
      Total                             5,378                 5,898         5,562               6,028
                                        =====                 =====         =====              ======
  Fully diluted income
    per common share*                 $   .89               $   .16       $   .64             $   .53
                                      =======               =======       =======             =======




*  Retroactively adjusted to give effect to a 10% stock dividend in September
   1996.