Form 10-Q
period 1996-12-31
ERLY INDUSTRIES INC
filed 1997-02-12
CIK 30966

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended December 31, 1996     Commission file number 1-7894



                               ERLY INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)



           California                                      95-2312900
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)



   10990 Wilshire Boulevard, Los Angeles, California        90024-3955
        (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code         (213) 879-1480


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                                -------      ------

     As of January 31, 1997 there were 4,740,415 shares of the Registrant's common stock outstanding.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                           December 31,       March 31,
                                              1996              1996
                                          -------------     ------------
                                           (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                $  5,070,000     $  3,819,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $2,094,000 (December 31) and
    $1,715,000 (March 31)                    89,941,000       56,665,000
  Inventories:
    Raw materials                            57,821,000       47,883,000
    Finished goods                           61,963,000       30,121,000
                                             ----------       ----------
                                            119,784,000       78,004,000
  Prepaid expenses and other
    current assets                            1,143,000        2,020,000
  Properties held for sale, net                   --          13,535,000
                                            -----------      -----------
      Total current assets                  215,938,000      154,043,000

Restricted cash and investments              10,472,000           --
Long-term notes receivable, net               1,574,000        1,574,000
Property, plant and equipment, net           71,917,000       56,360,000
Other assets                                 23,849,000       23,158,000
                                           ------------     ------------
                                           $323,750,000     $235,135,000
                                           ============     ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable, collateralized            $ 74,868,000     $ 27,413,000
  Accounts payable                           68,726,000       48,670,000
  Accrued payroll and other
    current liabilities                      34,533,000       16,497,000
  Income taxes payable                        3,983,000        3,757,000
  Current portion of long-term
    and subordinated debt                     1,501,000        1,163,000
                                             ----------       ----------
      Total current liabilities             183,611,000       97,500,000

Long-term debt                              101,363,000      100,113,000
Subordinated debt                             4,665,000        5,665,000
Minority interest                            10,347,000       11,811,000
Redeemable common stock warrants                  --           2,512,000
Commitments and contingencies




Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 15,000,000 shares
    Issued and outstanding:
    4,739,180 shares (December 31)
    and 4,284,985 shares (March 31)              47,000           43,000
  Additional paid-in capital                 27,526,000       23,879,000
  Retained earnings (deficit)                (2,536,000)      (5,046,000)
  Cumulative foreign currency
    adjustments                              (1,273,000)      (1,342,000)
                                           ------------     ------------
      Total stockholders' equity             23,764,000       17,534,000
                                           ------------     ------------
                                           $323,750,000     $235,135,000
                                           ============     ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three and nine months ended December 31, 1996 and 1995


                                 Three months ended             Nine months ended
                                    December 31,                   December 31,
                              ---------------------------   ---------------------------
                                   1996          1995           1996           1995
                              ------------   ------------   ------------   ------------
                                      (Unaudited)                   (Unaudited)

Net sales                     $171,930,000   $123,384,000   $452,487,000   $347,914,000
Cost of sales                  143,763,000    107,766,000    386,656,000    299,927,000
                              ------------   ------------   ------------   ------------
    Gross profit                28,167,000     15,618,000     65,831,000     47,987,000

Selling, general and
  administrative expenses       18,182,000     12,474,000     43,467,000     33,836,000
Interest expense                 6,259,000      5,432,000     17,517,000     14,430,000
Interest income                   (145,000)      (139,000)      (377,000)      (393,000)
Other (income) expense            (205,000)       (12,000)        60,000       (165,000)
Provision for loss on
  disposal of property
   (Note 3)                                     7,200,000                     7,200,000
                                ----------     ----------     ----------     ----------
                                24,091,000     24,955,000     60,667,000     54,908,000

Income (loss) before
  taxes on income
  and minority interest          4,076,000     (9,337,000)     5,164,000     (6,921,000)
Taxes on income (benefit)          244,000        (74,000)       562,000        632,000
                                 ---------      ---------      ---------      ---------
Income (loss) before
  minority interest              3,832,000     (9,263,000)     4,602,000     (7,553,000)

Minority interest*              (1,280,000)     4,826,000      1,463,000      6,280,000
                               -----------     ----------     ----------     ----------
Net income (loss)              $ 2,552,000    ($4,437,000)    $6,065,000    ($1,273,000)
                               ===========     ==========     ==========     ==========


Net income (loss) per share
  of common and common
  stock equivalents**:
    Primary                          $ .53         ($ .94)         $1.19         ($ .27)
                                     =====          =====          =====          =====

    Fully diluted                    $ .50         ($ .94)         $1.13         ($ .27)
                                     =====          =====          =====          =====



Weighted average common and
  common stock equivalents**:
    Primary                      4,841,000      4,704,000      5,096,000      4,704,000

    Fully diluted                5,178,000      4,704,000      5,433,000      4,704,000


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



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended December 31, 1996 and 1995

                                                  Nine months ended
                                                     December 31,
                                             ---------------------------
                                                  1996           1995
                                             ------------     ----------
                                                     (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                              $6,065,000    ($1,273,000)
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
   Minority interest in ARI                    (1,463,000)    (6,280,000)
   Depreciation and amortization                6,448,000      5,438,000
   Provision for loss on disposal
    of property (see Note 3)                                   7,200,000
   Provision for loss on receivables              379,000        (62,000)
   Gain on redemption of warrant
    repurchase obligation                        (387,000)
   Change in assets and liabilities,
    excluding effect from acquisition
    of olive business:
    (Increase) in receivables                 (31,777,000)   (13,212,000)
    (Increase) in inventories                 (20,425,000)   (15,736,000)
    (Increase) decrease in prepaid
      expenses and other current assets           930,000       (442,000)
    Increase in accounts
      payable, other current
      liabilities and taxes payable            32,346,000      1,816,000
    Other, net                                   (997,000)       483,000
                                                ---------     ----------
NET CASH (USED IN) OPERATING ACTIVITIES        (8,881,000)   (22,068,000)

INVESTING ACTIVITIES:
  Acquisition of olive business               (33,952,000)
  Purchases of property, plant and equipment   (3,571,000)    (6,352,000)
  Dispositon of property held for sale          2,647,000
  Disposition of property, plant and equipment     80,000         25,000
                                                ---------      ---------
NET CASH (USED IN) INVESTING ACTIVITIES       (34,796,000)    (6,327,000)

FINANCING ACTIVITIES:
  Proceeds from issuance of mortgage notes                    94,000,000
  Mortgage notes issuance cost                     (5,000)    (6,620,000)
  Increase in notes payable                    47,455,000      4,535,000
  Increase in long-term debt                      560,000
  (Decrease) in long-term
    and subordinated debt                      (1,057,000)   (63,284,000)
  Redemption of redeemable
    common stock warrants                      (2,125,000)
  Proceeds from sale of stock                     100,000
                                               ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES      44,928,000     28,631,000
                                               ----------     ----------
INCREASE IN CASH DURING THE PERIOD              1,251,000        236,000

CASH, BEGINNING OF PERIOD                       3,819,000      3,718,000
                                              -----------    -----------
CASH, END OF PERIOD                           $ 5,070,000    $ 3,954,000
                                              ===========    ===========

Supplemental cash flow information:
 Net cash paid during the period for:
      Interest expense                        $13,866,000    $ 8,815,000
      Income taxes                            $   260,000    $   648,000


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       For the nine months ended December 31, 1996
                                       (Unaudited)


                                                                   Cumulative
                     Common Stock        Additional   Retained       Foreign         Total
                  -------------------     Paid-in     Earnings      Currency     Stockholders'
                   Shares     Dollars     Capital     (Deficit)    Adjustments      Equity
                  ---------  --------   -----------   ----------  ------------   -----------
Balance
April 1, 1996     4,284,985   $43,000   $23,879,000 ($ 5,046,000) ($1,342,000)   $17,534,000

Net income
 for the period                                        6,065,000                   6,065,000

Foreign currency
 adjustments                                                           69,000         69,000

10% Stock
 dividend           430,417     4,000     3,547,000   (3,551,000)                       --

Cash payments
 in lieu of
 fractional
 shares                                                   (4,000)                     (4,000)

Common stock
 issued              13,944                  62,000                                   62,000

Exercise of
 stock options        9,834                  38,000                                   38,000
                  ---------  --------   -----------    ----------  -----------  ------------
Balance
December 31,
 1996
(unaudited)       4,739,180   $47,000   $27,526,000  ($2,536,000)  ($1,273,000)  $23,764,000
                  =========   =======   ===========   ===========  ===========  ============



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

               ERLY INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the three and nine months ended December 31, 1996 and 1995

Basis of Presentation:

The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
Results for interim periods are not necessarily indicative of results to be expected for the entire year. Quarterly results are affected by certain seasonal factors. Olive sales increase during holiday periods, most notably in the third fiscal quarter. Forest fire retardant products are applied during forest fire seasons, principally the second fiscal quarter.

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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. The current ARI loan agreements prohibit the payment of any dividends. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%).
ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was $514,000 and ($953,000) for the three and nine months ended December 31, 1996 and 1995, respectively. ERLY also earned Series B preferred dividends of $1,295,000 for each of the three month periods ended December 31, 1996 and 1995, and $3,885,000 for each of the nine month periods ended December 31, 1996 and 1995. As of December 31, 1996, ARI Series B Preferred Stock dividends accumulated, but not declared, total $18.6 million.

Note 2 - Olive Business Acquisition

On July 5, 1996, the Company's subsidiary, ARI, acquired the domestic and foreign olive business of Campbell Soup Company ("CSC Olives") for approximately $36 million (the "Acquisition"). Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of a Spanish company which comprises the foreign olive business, and 51% of the stock of Sadrym California, a manufacturer of olive processing machinery. The purchase was funded primarily from ARI's credit facilities. The Acquisition was accounted for as a purchase and the results of operations of the acquired business have been included in the Company's consolidated financial statements after July 5, 1996. The olive business is operated as the Early California Foods division of ARI.

Operating results reflected in the accompanying financial statements do not include CSC Olives' operating activities before July 5, 1996. The following summarized pro forma information assumes the Acquisition occurred on the first day of the current fiscal year (in thousands, except per share data):

                             Nine months ended
                             December 31, 1996
                             -----------------
Net sales                          $471,510

Net income                         $  4,418

Earnings per share:
     Primary                       $    .87
     Fully diluted                 $    .81

Note 3 - Property Held for Sale

The consolidated balance sheet at March 31, 1996 included properties held for sale of $13.5 million which primarily represented 39 acres of land in Houston, Texas, held for sale by ARI. In the prior fiscal year, ARI entered into an agreement to sell this property and reduced the carrying value of the property to its approximate net realizable value (after the accrual of certain costs) by a non-recurring charge of $7.2 million in the quarter ended December 31, 1995. In September 1996, ARI completed the sale of the property and received gross proceeds of approximately $13.1 million. The terms of ARI'S $100 million mortgage notes (see Note 4) provide that proceeds are to be held in a segregated account pledged to the trustee of the notes. Such proceeds may be used by ARI for investment in a related business, for capital expenditures, and under certain circumstances to redeem the notes. At December 31, 1996, net proceeds from the sale (after expenses) amounting to $10.5 million are classified as "Restricted Cash and Investments" in the consolidated balance sheet.


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

In August 1996, the Company exercised its call option and redeemed all of the outstanding common stock warrants in exchange for a payment of $2,125,000, resulting in a gain of $387,000 which is included in other income for the nine months ended December 31, 1996.


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


Note 7 - Stockholders' Equity

In September 1996, the Company declared a 10% stock dividend to shareholders of record at the close of business on September
23, 1996.

Item 2.    ERLY INDUSTRIES INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
           --------------------------------------------------------------

  RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


Consolidated Results

For the quarter ended December 31, 1996, the Company reported net income of $2.6 million on sales of $172 million, as compared to a net loss of $4,437,000 on sales of $123 million for the third quarter of the prior fiscal year. Sales for the third quarter of fiscal 1997 reflect a $52 million increase in sales by American Rice over the third quarter of last year, plus a $380,000 increase in sales by Chemonics Fire-Trol, partially offset by a $3.0 million decrease in revenues by Chemonics International.

Results for last year's third quarter ended December 31, 1995 included a $7.2 million provision for loss on disposal of property held for sale (see Note 3). Excluding this non-recurring item, the Company had a net loss of $384,000 for the quarter ended December 31, 1995.

Gross profit for the quarter ended December 31, 1996 was $28.2 million, an increase of $12.5 million from the quarter ended December 31, 1995 as a result of increases by American Rice of $14.7 million, partially offset by decreases at Chemonics International ($882,000) and Chemonics Fire-Trol ($195,000).


American Rice

Sales for the quarter ended December 31, 1996 increased $52.3 million, or 52%, from $101.4 million in fiscal 1996 to $153.7 million in fiscal 1997. The sales increase for the quarter reflects sales of $35.7 million from the olive business acquired in the previous quarter, $12.2 million from increased sales of exported rice and $4.4 million in increased sales of rice in the United States and Canada.

Export rice sales increased due to higher prices and higher volume. The export sales volume increase accounted for a $9.4 million sales increase. Average export rice prices increased approximately 4%, accounting for $2.8 million in sales increases. In late January 1997, ARI experienced a disruption of shipments to its customers in Saudi Arabia due to contractual difficulties with a third-party processing facility in Saudi Arabia, and alternative processing and distribution means may be employed.

Domestic rice sales were higher as a result of higher average prices and higher volume.

Gross profit was 15% of sales for the quarter ended December 31, 1996 compared to 8% last year. Gross profit increased $14.7 million, or 177%, from $8.3 million in the third quarter last year to $23.0 million in the third quarter of this year, due primarily to the acquisition of the Early California Foods olive business.

ARI's selling, general and administrative expenses of $13.0 million increased $6.8 million, or 111%, from $6.2 million last year. The increase is due primarily to higher advertising and promotional expenses associated with the olive business, acquired in the previous quarter of fiscal 1997. Selling, general and administrative expenses as a percentage of net sales were 8% in the third quarter of the current year compared to 6% last year.


Chemonics International - Consulting

For the quarter ended December 31, 1996, revenues for International were $16.8 million, a decrease of $3.0 million, or 15%, from revenues of $19.8 million for the comparable period last year. The decrease in revenues from last year is primarily attributed to some projects winding down in the current quarter, with the next phases not yet completely started. Gross profit was $4.8 million (28% of revenues) for the quarter compared to gross profit of $5.6 million (28% of revenues) for the third quarter of last year.

Chemonics Industries - Fire-Trol

Fire-Trol reported sales of $1.5 million for the quarter compared to sales of $1.1 million reported last year, an increase of $380,000 or 35%. Fire-Trol sales drop off during the third quarter each year as the fire season winds down. The current year experienced a near record level of forest fire activity resulting in significant demand for the Company's forest fire retardant products, especially in the Western United States. Last year's sales reflected a more normal level of forest fire activity. Gross profit for the quarter was $415,000, down slightly from $610,000 last year.

General

Consolidated interest expense totaled $6.3 million for the quarter ended December 31, 1996, compared to $5.4 million for the same quarter of last year. This increase reflects increased borrowings from a year ago due to the acquisition of the olive business in July 1996 and the issuance of $100 million of mortgage notes by ARI in August 1995. Interest expense in both periods includes amortization of capitalized debt issuance costs.

Consolidated income tax expense (benefit) was $244,000 and ($74,000) for the quarters ended December 31, 1996 and 1995, respectively. This represents estimated federal, state and foreign tax expense on pre-tax earnings (loss) reduced by the utilization of applicable net operating loss carryforwards.

  RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Consolidated Results

For the nine months ended December 31, 1996, the Company reported net income of $6.1 million on sales of $452 million, as compared to a net loss of $1.3 million on sales of $348 million for the first nine months of the prior fiscal year. Sales for the current year were up $105 million from last year, primarily due to a $94 million increase in sales by American Rice plus a $7.3 million increase by Chemonics Fire-Trol, and a $3.9 million increase by Chemonics International.

Results for the nine months ended December 31, 1995 included a $7.2 million provision for loss on disposal of property held for sale (see Note 3). Excluding this non-recurring item, the Company had net income of $2.8 million for the nine months ended December 31, 1995.

Gross profit for the nine months ended December 31, 1996 was $65.8 million compared to $48.0 million for the comparable period of last year, primarily due to increases by American
Rice and Chemonics Fire-Trol.

American Rice

Sales for the nine months ended December 31, 1996 increased $94 million, or 34%, from $278.2 million in fiscal 1996 to $372.6 million in fiscal 1997. The increase in sales was composed of $54.2 million in sales from the olive business acquired in July 1996, $25.4 million in increased export rice sales, and $14.8 million in increased sales of rice in the United States and Canada.

Export rice sales increased due to higher prices and higher volume. Average export rice prices increased approximately 9%, accounting for $14.5 million in sales increases. The export sales volume increase accounted for a $10.9 million sales increase.

Domestic rice sales were higher as a result of higher average prices, partially offset by lower volume.

Gross profit was 12% of sales for the nine month period ended December 31, 1996, compared to 10% in fiscal 1996. Gross profit increased $17.1 million, or 62%, from $27.6 million in the first nine months of last year to $44.7 million in the first nine months of this year, due primarily to the Early California Foods acquisition.

ARI's selling, general and administrative expenses of $27.9 million increased $9.9 million, or 54%, from $18.0 million last year. The increase is primarily due to higher advertising and promotional expenses associated with the olive business, acquired in July 1996. Selling, general and administrative expenses as a percentage of net sales increased slightly from 6% in the first nine months of last year to 7% this year.

Chemonics International - Consulting

For the nine months ended December 31, 1996, revenues for International were $59.2 million, an increase of $3.9 million, or 7%, from revenues of $55.2 million for the comparable period last year. Gross profit was $15.1 million (26% of revenues) for the period compared to gross profit of $15.7 million (28% of revenues) for the comparable period last year. The decrease in gross profit from last year reflects a higher use of subcontractors, which contribute less to gross profit.

Chemonics Industries - Fire-Trol

Fire-Trol reported net sales of $20.7 million for the nine months ended December 31, 1996, compared to sales of $13.4 million reported last year, an increase of $7.3 million, or 54%. The current year experienced a near record level of forest fire activity resulting in significant demand for the Company's forest fire retardant products, especially in the Western United States. The increase in sales from last year reflects an increased level of forest fire activity this year compared to a more normal level of forest fire activity last year. Gross profit for the nine months was $6.0 million, or 29% of sales, compared to $3.6 million, or 27% of sales last year.

General

Consolidated interest expense totaled $17.5 million for the nine months ended December 31, 1996, compared to $14.4 million for the same period of last year. This increase reflects increased average borrowings due to the acquisition of the olive business in July 1996 and the issuance of $100 million of mortgage notes by ARI in August 1995. Interest expense in both periods includes amortization of capitalized debt issuance costs.

Results for the nine months ended December 31, 1996 include a $387,000 gain on settlement of the liability recorded for the redemption of common stock warrants (see Note 5).

Consolidated income tax expense was $562,000 and $632,000 for the nine months ended December 31, 1996 and 1995, respectively. This represents estimated federal, state and foreign tax expense on pre-tax earnings reduced by the utilization of applicable net operating loss carryforwards.

Liquidity And Capital Resources

At December 31, 1996, consolidated working capital was $32.3 million, compared to $56.5 million at March 31, 1996, a decrease of $24.2 million. This decrease was primarily due to the acquisition of the olive business in July 1996 and the related increase in short-term borrowings used to finance the acquisition.

Stockholders' equity was $23.8 million at December 31, 1996, compared to $17.5 million at March 31, 1996, an improvement of $6.3 million, primarily as a result of the net income for the nine months.

For the fiscal year ended March 31, 1996, ARI had a $47.5 million revolving credit loan with interest at the prime rate of interest plus .5%. In June 1996, this loan was refinanced with a new lender. The new loan bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio. The borrowing limit on the new loan was increased to $85.0 million to provide financing for ARI's rice operations in addition to the operations of the olive business acquired on July 5, 1996, as discussed in Note 2. At September 30, 1996, ARI was not in compliance with certain covenants related to financial ratios and minimum tangible net worth. ARI has obtained amendments to these covenants causing them to be less restrictive. ARI is now in compliance with all such covenants.

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


(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 1996.

                            SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ERLY INDUSTRIES INC.
                                          (Registrant)



Date:    February 12, 1997            By /s/ Thomas A. Whitlock
                                         ----------------------
                                         Thomas A. Whitlock
                                         Vice President and
                                         Corporate Controller

                                         EXHIBIT 11.1
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CALCULATION OF PRIMARY INCOME (LOSS) PER SHARE
                            (In thousands, except per share data)



                                            Three months ended                Nine months ended
                                               December 31,                      December 31,
                                      -----------------------------      ----------------------------
                                         1996                1995          1996                1995
                                      --------             --------      --------            --------
                                               (Unaudited)                        (Unaudited)


Net income (loss)                     $ 2,552              ($ 4,437)      $ 6,065            ($ 1,273)
                                      =======               =======       =======             =======


Average number of shares of
  common stock and common
  stock equivalents outstanding*:
   Average number of shares of
    common stock outstanding            4,739                 4,704         4,728               4,704

   Common stock equivalents*:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                         102                   (a)           368                 (a)
                                        -----                 -----         -----               -----
    Total                               4,841                 4,704         5,096               4,704
                                        =====                 =====         =====               =====

  Primary income (loss)
    per common share*                  $  .53               ($  .94)      $  1.19            ($   .27)
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

                                         EXHIBIT 11.2
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                            (In thousands, except per share data)



                                            Three months ended               Nine months ended
                                               December 31,                     December 31,
                                      -----------------------------    ------------------------------
                                         1996                1995         1996                1995
                                      --------            ---------    ----------           ---------
                                               (Unaudited)                      (Unaudited)

Net income (loss)                     $ 2,552              ($ 4,437)      $ 6,065            ($ 1,273)

Interest adjustment - convertible
  note payable                             26                  (a)             77                (a)
                                      -------               -------       -------             -------
  Net income (loss), as adjusted      $ 2,578              ($ 4,437)      $ 6,142            ($ 1,273)
                                      =======               =======       =======             =======


Average number of shares of
  common stock and common
  stock equivalents outstanding*:       4,841                 4,704         5,096               4,704

Common stock equivalents:*
  Dilutive effect of stock
   options and warrants based
    on application of treasury
     stock method                         337                  (a)            337                (a)
                                        -----                 -----         -----               -----
      Total                             5,178                 4,704         5,433               4,704
                                        =====                 =====         =====              ======
  Fully diluted income (loss)
    per common share*                 $   .50              ($   .94)      $  1.13            ($   .27)
                                      =======               =======       =======             =======




*   Retroactively adjusted to give effect to a 10% stock dividend in September
    1996.

(a) Exercise of stock options and warrants is not assumed as the computation would be anti-dilutive.