Form 10-K
period 1997-03-31
ERLY INDUSTRIES INC
filed 1997-07-01
CIK 30966

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

  FOR THE FISCAL YEAR ENDED MARCH 31, 1997       COMMISSION FILE NUMBER 1-7894

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

    As of June 15, 1997, there were 4,764,415 common shares outstanding and the aggregate market value of the common shares of ERLY Industries Inc. (based upon the closing price for these shares on the NASDAQ National Market) held by non-affiliates was approximately $34.7 million.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1997 Proxy Statement to Shareholders are incorporated by reference in Part III.

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                        ERLY INDUSTRIES INC.
                        FORM 10-K ANNUAL REPORT
                   FOR THE YEAR ENDED MARCH 31, 1997
                         TABLE OF CONTENTS


Part I
------
  Item 1:      Business                      See pages 3-16

  Item 2:      Properties                    See pages 17-18

  Item 3:      Legal Proceedings             See page 19 and "Commitments and
                                             Contingencies" on page 61

  Item 4:      Submission of Matters         See page 20
               to a Vote of Security
               Holders

Part II
-------
  Item 5:      Market for the Company's      See page 21 and "Quarterly Results
               Common Stock and Related      of Operations" on pages 63 and 64
               Stockholder Matters

  Item 6:      Selected Financial Data       See pages 28-29

  Item 7:      Management's Discussion       See pages 30-35
               and Analysis of Financial
               Condition and Results of
               Operations

  Item 8:      Consolidated Financial        See pages 36-65
               Statements

  Item 9:      Changes in and                See page 21
               Disagreements with
               Accountants on Accounting
               and Financial Disclosure

Part III
--------
  Item 10:     Directors and Executive       See pages 22-23
               Officers of the Company

  Item 11:     Executive Compensation        See Proxy Statement

  Item 12:     Security Ownership of         See Proxy Statement
               Certain Beneficial Owners
               and Management

  Item 13:     Certain Relationships         See Proxy Statement
               and Related Transactions


Part IV
-------
  Item 14:     Exhibits, Financial           See pages 25-73
               Statement Schedules and
               Reports on Form 8-K

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

ARI is a processor and marketer of food products, principally rice and olives. The company is currently involved in all phases of rice processing, rice packaging and rice marketing. ARI markets white rice, instant rice, parboiled rice, brown rice and rice mixes under proprietary, trademarked names and is a leading marketer of U.S. rice in many of the world's major importing countries.

In July 1996, ARI added olives to its product lines by acquiring the domestic and foreign olive business of Campbell Soup Company (the "Olive Acquisition"). Assets acquired included olive inventories and processing facilities in Visalia, California and Seville, Spain. This acquisition positions ARI among the largest of four U.S. olive processors with the largest U.S. market share of branded sales of both ripe and green olives.

The Company entered the forest fire retardant business in 1968 with the acquisition of Arizona Agrochemical Corporation. That company was primarily engaged in a fertilizer and pesticides business which was later sold. The forest fire retardant business and an agricultural consulting and advisory service business were retained and transferred to a newly incorporated company, Chemonics Industries, Inc. ("Chemonics"). The consulting business was expanded considerably in 1975 with the opening of an office in Washington, D.C. With continually expanding consulting revenues and operations, that business was separately incorporated in November 1994 as Chemonics International, Inc. ("International" or "Consulting"), a wholly-owned subsidiary of Chemonics Industries, Inc. In May 1996, the operations of the
U. S. forest fire retardant business were incorporated as a wholly-owned subsidiary of Chemonics Industries, Inc.

The Company's principal executive offices are located at 10990 Wilshire Boulevard, Suite 1800, Los Angeles, California 90024, (213) 879-1480. ARI's executive offices are located at 411 North Sam Houston Parkway East, Suite 600, Houston, Texas 77060, (281) 272-8800. Chemonics Industries' and Chemonic International's executive offices are located at 1133 20th Street, N.W., Suite 600, Washington, D.C. 20036. Chemonics Fire-Trol's executive offices are located at 734 E. Southern Pacific Drive, Phoenix, Arizona 85034.

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

In 1986, Comet and American Rice, Inc., a Texas agricultural cooperative marketing association formed in 1969 and comprised primarily of rice growers (the "ARI Cooperative"), formed a joint venture known as Comet American Marketing ("CAM") for the purpose of conducting joint domestic marketing operations. In connection with the formation of CAM, both companies contributed virtually all of their domestic brands to CAM and Comet transferred certain processing and packaging equipment, packaging supplies and production responsibilities to the ARI Cooperative. ARI was incorporated in 1987 by the ARI Cooperative and in 1988, the ARI Cooperative contributed all of its assets to ARI in exchange for 52% of ARI's voting capital stock, which the ARI Cooperative distributed to its members. Comet obtained the remaining 48% of ARI's voting capital stock in exchange for contributing cash and Comet's 50% interest in CAM. On May 26, 1993, ERLY consolidated its ownership interests in ARI and Comet through the Acquisition, pursuant to which ERLY transferred all of the operating assets and liabilities of Comet to ARI in exchange for shares of voting preferred stock that gave ERLY an additional 33% of the voting power of ARI. As a result of the Acquisition, ERLY holds 81% of the voting power of ARI, comprised of a 32% direct common stock equity interest and an additional 49% voting preferred stock interest.

In July 1996, the Company added olives to its product lines by acquiring the domestic and foreign olive business of Campbell Soup Company. Assets acquired include olive inventories and processing facilities in Visalia, California and Seville, Spain.


Company Overview

ARI is the largest U.S.-based and one of the world's leading processors and marketers of branded rice products, with leading brand positions in many U.S. markets as well as Saudi Arabia, Haiti, Puerto Rico and certain other rice consuming markets. ARI annually markets approximately 20% of the total U.S. rice crop and is the only marketer of rice in the world with significant sources of rough rice and milling facilities in the two major rice producing regions of the United States as well as certain strategic locations overseas. This allows ARI to moderate the impact of regional trade imbalances caused by climate and geopolitical factors on operating performance. ARI is able to maximize its margins by purchasing rice grown domestically and abroad to take advantage of regional cost and supply availability. ARI is among the largest of four U.S. olive processors with the largest U.S. market share of branded sales of both black and green olives. Significant synergies have been attained through successful integration of the olive product lines with ARI's existing marketing, logistical, and support functions allowing effective marketing and efficient, lower cost operations for both rice and olives.

                             RICE PRODUCTS


Rice Industry Overview

Rice is the primary staple food consumed in most countries and is the cereal grain with the highest level of human consumption in the world, comprising approximately 40% of world cereal grain consumption. Primarily as a result of population increases, world rice consumption has increased approximately 125% during the last 30 years to approximately 350 million metric tons. U.S. consumption of rice has approximately doubled since 1984 and currently exceeds three million metric tons per year. The increase in U.S. rice consumption is primarily due to the substantial population growth of certain ethnic groups and increased awareness by the general population of the impact of diet on health. Measured on a per capita basis, average consumption of rice is estimated at 150 pounds per person on a worldwide basis, with Asia having the highest per capita annual consumption at approximately 225 pounds and the United States having one of the lowest at 28 pounds.

International Trade. While over 95% of the rice grown worldwide is consumed in the country in which it is grown, international trade in rice has expanded steadily over the last decade from approximately 11 million metric tons to approximately 18 million metric tons. The demand for rice over time has increased proportionately with population increases, coupled with expansion in per capita consumption, and has exceeded agricultural productive capacity in some countries. In addition, due to the economic collapse of the former Soviet bloc nations, certain foreign government agricultural support programs have been reduced. This has reduced supply and increased international trade demand.

The world's major rice producing countries include China, India, Indonesia, Bangladesh, Thailand, Vietnam and the United States, with China and India accounting for over 50% of world rice production. Thailand is the largest exporter of rice in the world, exporting approximately 30% of total world rice exports, followed by the United States, India and Vietnam, whose exports account for 16%, 14% and 11%, respectively, of the world rice trade. Rice produced in the United States is generally high quality and sells at premium prices relative to Asian rice. Based on statistics compiled by the U.S.D.A., exports of rice produced in the United States have sustained consistent growth over the last 20 years, growing from an average of 1.8 million metric tons per year in the years from 1972 to 1974 to an average of approximately three million metric tons per year in 1995 to 1996.

Historically, the largest rice importing nations have included Brazil, Iran and Saudi Arabia with each nation importing in excess of 750,000 metric tons annually. In recent years, imports from Bangladesh, China and Indonesia have increased to this level.

In 1995, international trade was favorably impacted by the effects of the General Agreement on Tariff and Trade ("GATT"). Signatory countries, including the United States, the European Union, Japan and South Korea began implementation of their GATT commitments on January 1, 1995, which required, with some exceptions, the elimination of all import bans, and the reduction of all import tariffs. In the case of Japan, which was not required to eliminate rice import bans, highly beneficial quotas were established through bilateral negotiations. Japan imported approximately 450,000 metric tons of rice in the 1996 crop year, and its imports are scheduled to increase each
year to 758,000 metric tons by 2000.   In general, reductions on tariffs will
make imports more attractive to foreign buyers and consumers and more competitive with domestic products. Under GATT, developed countries are committed to reduce tariffs by an average of 36% over six years, while developing nations will reduce tariffs 24% over 10 years. Management believes increases in U.S. medium grain rice production in recent years is primarily attributable to GATT and that over the longer term the agreement will stimulate additional production increases and world rice trade.

Domestic Trade. U.S. consumption of rice has approximately doubled since 1984 and currently exceeds three million metric tons per year. U.S. per capita consumption of rice has increased primarily due to increases in the population of high rice-consuming Hispanic and Asian ethnic groups, which have grown from 6% of the U.S. propulation in 1970 to 26% in 1990 and are projected by the U.S. Census Bureau to increase to 38% of the U.S. population by 2020. For example, the Hispanic communities in the Southwest, and the Asian communities in California, each of which have grown significantly since 1985, consume over three times the average per capita amount of rice consumed in the United States. To a lesser extent, the growth in average per capita consumption of rice has also been caused by increased awareness of the impact of diet on health.

Rice Production. Approximately two-thirds of total U.S. rice production is the long grain variety, which is produced almost entirely within Arkansas, Louisiana, Mississippi, Texas and Missouri and is marketed worldwide. Medium grain rice, which is grown in several rice producing states but is the dominant variety grown in California, accounts for effectively all of the remaining one-third of all rice grown in the United States. California medium grain, generically known as Calrose, is preferred within certain segments of the global market, including Japan, Korea, Turkey, Jordan and Lebanon. The difference between these rice varieties is reflected in the size and shape of the kernel as well as amylose or starch content.

Rice Brands and Markets

ARI is one of the largest competitors in the global market for rice. ARI competes in all major rice importing regions in the world.

ARI plans to continue to expand into new markets and increase its share in certain of its existing markets. The following table summarizes the regional concentrations of ARI's rice sales during the past three years (in thousands):

                                                Years ended March 31,
                                          --------------------------------
                                             1997        1996      1995
                                          ---------   ---------  ---------
United States                             $ 146,880   $ 131,776  $ 123,530

Export sales:
  Middle East                               165,666     117,359     91,449
  Caribbean, Mexico and South America        64,991      64,654     84,806
  Asia                                       31,583      49,453     49,963
  Europe                                     13,993      18,111     13,632
  Africa                                     14,352       2,275      3,864
  Other                                       6,731       6,459      5,806
                                          ---------   ---------  ---------
Total export sales                          297,316     258,311    249,520
                                          ---------   ---------  ---------
  Total sales                             $ 444,196    $390,087   $373,050
                                          =========   =========  =========


United States. ARI's domestic rice sales consist of branded rice products sold to retail outlets, primarily grocery stores, branded bulk sales to ethnic wholesale and retail outlets and sales to other industrial users and major food processors. ARI has targeted its domestic marketing programs to achieve regional brand prominence with such efforts primarily being focused on the top 15 rice consumption markets. These markets, located principally in New York, California, Texas and Florida account for over 50% of the rice consumed in the United States. ARI is the second largest seller by tonnage of retail branded long grain white rice products in the United States with a market share of approximately 15%.

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

Middle East. Saudi Arabia has been the largest market for U.S. grown rice, annually importing an average of approximately 750,000 metric tons from all sources, and is currently the largest branded parboiled rice market in the world. ARI's Abu Bint brand is considered to be one of the best recognized food products in Saudi Arabia leading all U.S. grown rice imports with approximately 60% of the market for this rice. Overall, Abu Bint is the number one brand with a market share of approximately 13% of the total Saudi Arabian market. Rice products exported to Saudi Arabia by ARI are marketed to various wholesalers and retailers through a number of major distributors.

Historically, the rice ARI sold in Saudi Arabia was shipped from the United States in packaged form. In 1994, ARI began shipping rice in bulk form to the Middle East region and packing it under strict quality supervision in order to reduce vessel loading and freight costs while providing enhanced market competitiveness, improved customer service and product freshness. Until January 1997, products were packed at a facility in Jeddah, Saudi Arabia (see Item 3 - Legal Proceedings). Since January 1997 other Middle East facilities with similar advantages have been utilized.

ARI also sells significant quantities of both branded and unbranded rice to a number of other Middle East countries including Turkey, Iran, Jordan and Syria.

Caribbean, Mexico and South America. The Caribbean is one of the highest per capita rice consumption markets in the world. ARI sells branded products such as Comet, Blue Ribbon, D'Aqui and Cinta Azul in this region, with substantial ARI-controlled or owned assets in Haiti, Jamaica and the Netherlands Antilles.

ARI is the largest processor and marketer of rice to Haiti. In Jamaica, ARI's subsidiary, Comet Rice of Jamaica Limited, is the second largest processor and one of the largest branded retail and food service marketers in the country. Within Aruba, Bonaire and Curacao, ARI has a long-term exclusive supply, processing and marketing agreement with the Antillean Rice Mill, a local marketing company.

Asia. As a participant in GATT, Japan imported approximately 450,000 metric tons of rice in the 1996 crop year, and its imports are scheduled to increase each year to 758,000 metric tons by the year 2000. In the first two years of the GATT agreement, the United States exported approximately half of Japan's GATT commitment, and ARI milled in excess of 40% of the U.S. exports. Management believes the Company will continue to have material involvement in this business.

In 1994, ARI formed ARI-Vinafood, a Vietnamese limited liability company on a joint venture basis with a company owned by the government of the Socialist Republic of Vietnam (the "Vietnam Partner") for the purpose of producing rice and related products at rice processing facilities in Vietnam. ARI owns 55% of ARI-Vinafood. ARI's participation in ARI-Vinafood is subject to a buy-out by the Vietnam Partner after the fifth year of operation. ARI's participation in ARI-Vinafood has allowed ARI to participate in the world market for Asian origin rice.


Rice Sourcing and Pricing

ARI's market and source diversity enhances its ability to moderate the impact of regional trade imbalances caused by climate and geopolitical factors. ARI is the only marketer of rice in the world with sources and milling capacity in each of the major rice producing regions of the United States as well as overseas. As a result, ARI utilizes a variety of rice products grown in the United States and is able to take advantage of regional cost and supply availability. Each of ARI's milling facilities are strategically located to minimize shipping costs and maximize the convenience to the customer enabling ARI to capitalize on marketing opportunities as they develop around the world.

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

ARI procures rice from a variety of locations, including five of the six significant U.S. rice growing states; Texas, Louisiana, Mississippi, Arkansas and California.

Southern Facilities. ARI's principal Southern rice processing facility is located in Freeport, Texas. The Freeport facility, is a 20-acre integrated processing complex with an annual milling capacity of over 600,000 metric tons located directly on a deep water port in the Gulf of Mexico. The facility is the only rice facility in the United States capable of handling large ocean-going vessels directly. The facility has a parboiled processing plant and separate milling facilities for both white and parboiled rice. The Freeport facility adds water polishing and electro-optical sorting to ensure that ARI's exacting quality standards are consistently met. The facility also has a rice flour mill that markets and meets the stringent quality standards of baby food processors and Japanese food ingredient purchasers. ARI also processes instant rice for retail and industrial markets.

California Facilities. ARI operates two rice processing facilities in Maxwell and Biggs, California and has one of the state's largest single rice drying operations. The Maxwell facility is the largest capacity single rice mill operating in California. The Biggs facility, which was first leased by Comet in 1991 and recently extended, is an older milling facility which provides additional milling capacity to supplement ARI's domestic milling requirements. The combined capacity of the Maxwell facility and the Biggs facility exceeds the multi-mill capacities of ARI's largest California competitors.

Other Facilities. ARI also operates packaging facilities in Port-au-Prince, Haiti and Kingston, Jamaica that receive bulk rice from ARI's Southern facilities and process and package the bulk rice into local retail branded rice products. ARI's Haitian facility is located on a self-contained deep water port 25 kilometers outside the capital city and principal market, Port-au-Prince. ARI operates an ocean-going vessel to service the Caribbean area facilities. These facilities provide ARI with competitive advantages in loading, transportation and labor costs as well as in customer service and product freshness.

                               OLIVE PRODUCTS

Olive Industry Overview

While rice is a primary staple food in the world, olives are typically used as a food ingredient, supplement or garnish. Therefore, while rice has estimated average per capita consumption of 150 pounds per year, olives are much lower with estimated average world per capita consumption of .4 pounds per year. Per capita consumption of olives in the U.S. is estimated to be
1.5 pounds per year.

International Trade. The principal production regions for table olives are the Mediterranean and the valleys of California. Consumption is concentrated in the Mediterranean region and the U.S. In the five years ending with crop year 1996-1997, estimated world production and consumption of table olives has averaged approximately one million tons, while world trade between countries averaged approximately 230,000 tons. Due to favorable weather conditions, the 1996-1997 world crop is expected to exceed the average of the last four years by over 200,000 tons, with a consumption increase and replenishment of unusually low beginning inventories absorbing the production increase. Among the leaders in world trade in recent years, Morocco is the largest exporter (with approximately 85,000 tons), while the United States is the largest importer (with approximately 76,000 tons).

Domestic Trade. California processors dominate the production and marketing of black olives sold domestically, accounting for about 80-85% of the market. The remaining 15-20% are imported from Spain, Morocco and Mexico. The California ripe olive processing industry is consolidating. The industry entered the 1990's with six processors, down from 27 during the early 1960's. Today only four domestic processors remain. The industry's increased mechanization, higher fixed environmental costs, and higher capital requirements in both production and marketing have raised breakeven volumes leaving smaller olive companies uncompetitive. In addition, growth in food service demand for sliced olives and price pressure from Spain and Morocco have shrunk industry margins. Among domestic processors, ARI is the second largest in production capacity handling approximately 30% of California's annual production.

The green olive business, in contrast to the domestic black olive business, is fragmented with dozens of Spanish processors and marketers and U.S. importers. Natural industry consolidation has been delayed by Spanish laws making plant closures and mergers prohibitively expensive. These laws, however, are currently under review with the objective of increasing the global competitiveness of Spanish businesses. Changes which will favor industry consolidation are expected which will improve the economics of efficient operations such as that of ARI.

ARI is one of a few international olive processors and marketers. The company operates modern, low cost production facilities in Visalia, California for ripe olives and in Seville, Spain for green olives. The Company has also allied itself with other processors of various olive styles in key producing regions to assure its customers a complete product line and reliable supply.

Olive Production. Olives have been produced and consumed in the Mediterranean region since history has been recorded. It is believed olive cultivation was spread throughout the Mediterranean by the Greeks and Romans and was brought to the Western Hemisphere by Spanish explorers. Olives are said to have been among the crops grown in the Jesuit mission settlements in California. Although there are numerous varieties of olives cultivated in the world, the principal varieties are the Manzanillo and Sevillano.

Olives are harvested in the fall of the year and are either processed immediately or stored in a brine solution for processing later in the year. Regardless of variety, olives can be processed into two principal types, green olives (also known as Spanish olives) and black olives (also known as ripe olives), the determining factor being differences in the production process.

Green olives are produced by fermentation under controlled temperatures in a brine solution for a period ranging from two to seven months. Black olives are produced by a caustic aeration process lasting about seven days. After bulk processing, olives are made into a variety of familiar products including pitted, unpitted, stuffed, sliced, or chopped olives or olive oil.

The olive tree is an erratic, alternate bearing fruit because the stress to the olive tree caused by a large crop tends to depress new growth and production in the following year. The 1996-1997 crop was the second largest olive crop in history both in the U.S. and the world. Early indications suggest the 1997-1998 crop will be only 50% as large, and thus carryover
inventory in the U.S. will be important to service olive customers.   ARI's
relatively large inventory position is expected to be ideal to meet anticipated demand in the next year.


Olives Brands and Markets

ARI annual sales of olive products in fiscal 1998 are expected to exceed $100 million. In the nine months from the Olive Acquisition to March 31, 1997 sales of $71.3 million included $64.2 million in the U.S. and $7.1 million in other world markets, primarily Europe.

United States. ARI enjoys the largest market share of branded sales of both black and green olives in U.S. markets. In dollar sales of black olives, the company has 35.8% of the market compared to 23.4% for the nearest competitor. The dominance of ARI's share of branded green olive sales is more pronounced, with 25.2% compared to the nearest competitor with a 13.8% share. ARI's principal U.S. olive brand is Early California, although the Company also markets U.S. olives under the Franciscan and Senor brands. Through a fee arrangement with Campbell Soup Company, ARI uses Campbell's Vlasic brand in the Eastern United States. Sales under the Vlasic brand are being phased out in favor of the Early California brand. The Company is also a major private label supplier.

Other World Markets. ARI markets green olives produced in its Spanish facilities primarily to European and Caribbean countries in proprietary brands such as Tapas and Loreto. Several of ARI's rice markets, particularly the middle eastern countries, are also major olive consuming countries. Others are key olive producing countries. ARI is uniquely positioned to leverage its skills and relationships in international procurement, logistics and marketing over this new line of products.





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

The California ripe olive processing industry is consolidating. The industry entered the 1990's with six processors, down from 27 during the early 1960's. Today only four domestic processors remain. ARI's competitors include Bell Carter Foods, Inc., Oberti Olive Company and Musco Olive Company. Bell
Carter and Musco are privately held businesses. Oberti Olive is a subsidiary of Tri-Valley Growers, an agricultural cooperative. The industry's increased mechanization, higher environmental costs, and higher capital requirements in both production and marketing have raised breakeven volumes leaving smaller olive companies uncompetitive. In addition, growth in food service demand for sliced olives and price pressure from Morocco and Spain have shrunk industry margins. Among domestic processors, ARI is the second largest in production capacity handling approximately 30% of California's annual production.

Brand Names and Trademarks

ARI's trademarks, copyrights and brand names are protected by numerous registrations in the U.S. and foreign jurisdictions. ARI believes that these trademarks, copyrights and brand names have significant value and are adequately protected.



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

Management believes the 1996 Farm bill was primarily responsible for a reduction of approximately eight percent of rice tonnage harvested in the U.S. in 1996 and a general increase in price levels of rice. While price levels have remained somewhat higher, preliminary acreage surveys indicate production will increase in 1997.

ARI is subject to various federal, state and local environmental laws and regulations governing, among other things, air and water quality, the generation, use and disposal of materials related to plant operations and the processing, storage and shipment of it's products. The Company believes it is in substantial compliance with all existing laws and regulations and has obtained or applied for the necessary permits to conduct its business. To date, and in management's belief for the foreseeable future, compliance with applicable environmental laws has not had and will not have a material adverse effect on ARI's financial or competitive positions.

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

At March 31, 1997, Chemonics International has a funded contract backlog of approximately $166 million covering 1997 through 2000. Of this amount, $65 million relates to services expected to be provided in fiscal year 1997. Contracts are subject to cancellation in the event of severe political turmoil in the country or region, subject to appropriate compensation for winding down the contract involved. Revenues for 1997 were $77,427,000, down slightly (.4%) from record revenues of the prior year. Revenues were $77,754,000 in 1996, up 22% from 1995 revenues of $63,546,000. Chemonics
International is one of the largest for-profit AID contractors, in terms of volume of service to AID, in an industry dominated by non-profit entities including universities. The Company is one of the leaders in trying to enhance the role of profit-making firms in providing consulting services to AID.



CHEMONICS FIRE-TROL, INC.

Chemonics Fire-Trol Inc. is headquartered in Phoenix, Arizona. Chemonics Fire-Trol also maintains facilities in Northern California, Washington State and Western Canada from which forest fire retardant chemicals are manufactured and sold.

Chemonics Fire-Trol's primary products are forest fire retardants. These products are patented, United States Forest Service tested and qualified materials designed to combat forest, brush and grass fires through dissemination from air tankers and helicopters. These products are sold under contract to the U.S. and Canadian Forest Services through competitive bidding, on contracts ranging in length from one to ten years. The chemical components are generally available throughout the year and are combined in a manufacturing process at Orland, California; Pasco, Washington; Kamloops, British Columbia; and Edmonton, Alberta. Fire-Trol is available throughout all major forest fire areas in North America. It is distributed in Canada through Chemonics' Canadian affiliate, Chemonics Industries (Canada) Ltd. Fire-Trol is also developing overseas with established operations in France, Portugal, Spain, South Africa and South America.

Chemonics holds significant patents for Fire-Trol (which expire in various years through the year 2012), but it faces substantial competition in its fire retardant business from Monsanto Chemical Company, a corporation with far greater resources than the Company. Annual sales fluctuate according to the number and severity of forest fires in the geographical areas serviced by Chemonics Fire-Trol. Sales for 1997 were $20,936,000 as compared to $14,034,000 for 1996 and $23,003,000 in 1995. This volume variation, based upon weather and fire conditions, is an important aspect of Chemonics' overall sales and profitability.



                              EMPLOYEES

The Company employs approximately 1,788 people full-time, 1,500 of which are in the rice and olive businesses. Approximately 600 employees in the Company's foreign operations in Vietnam and Spain are covered by collective bargaining agreements. There have been no significant labor disputes in the past several years and the Company considers its employee relations to be excellent.

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

Item 2.   Properties

The following table summarizes the principal properties owned and/or occupied by the Company and its subsidiaries:

                                      APPROXIMATE           OWNED OR LEASED-
                                    SQUARE FOOTAGE OF      EXPIRATION DATE OF
       LOCATION                        BUILDINGS                 LEASE
Continuing Operations
---------------------
Administrative offices:
    Los Angeles, California           11,086 sq. ft.          Leased 2001
    Houston, Texas                    49,900 sq. ft.          Leased 2003
    Phoenix, Arizona                  10,300 sq. ft.          Leased 1997
    Washington, D.C.                  68,475 sq. ft.          Leased 2006
    Washington, D.C.                  27,270 sq. ft.          Leased 1998

Warehousing, processing and
shipping of rice, rice
products and olives:
    Freeport, Texas                  272,400 sq. ft.          Leased 2022
    Stuttgart, Arkansas              142,900 sq. ft.             Owned
    Maxwell, California (1)          261,000 sq. ft.           Owned and
                                                              Leased 2034
    Biggs, California                 95,000 sq. ft.          Leased 2001
    Laffiteau, Haiti                  30,024 sq. ft.          Leased 2001
    Spanish Town, Jamaica             29,000 sq. ft.          Leased 1998
    Can Tho, Vietnam (2)             250,000 sq. ft.          Leased 2014
    Visalia, California              333,000 sq. ft.             Owned
    Seville, Spain                   166,000 sq. ft.             Owned

Processing, warehousing and
shipping of fire retardants:
    Phoenix, Arizona                  20,600 sq. ft.          Leased 1997
    Orland, California                20,000 sq. ft.             Owned
    Kamloops, British Columbia,
      Canada                          10,000 sq. ft.          Leased 2016
    Edmonton, Alberta, Canada          4,800 sq. ft.          Leased 1998

Discontinued Operations
-----------------------
Grape crushing, fermenting,
processing and warehousing
of wine:
    Tulare, California (3)            49,000 sq. ft.             Owned
    Delano, California (4)           121,000 sq. ft.             Owned



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

Substantially all property, plant and equipment detailed above (in addition to all receivables and inventories of ARI and Chemonics Industries, Inc.) are pledged as collateral on notes payable and certain other long-term debt obligations.

Item 3.   Legal Proceedings

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc. as plaintiffs against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages. The Company and ARI were named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, civil conspiracy with the Murphys and conversion. The plaintiff recently added a reverse alter ego claim. The Company and ARI believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial position or results of operations; however, as with any litigation, the ultimate outcome is unknown. In order to minimize legal expenses, ERLY, ARI, and the Murphys are using common legal counsel in this matter and have agreed to share legal expenses ratably.

ARI has also been named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in U.S. district court in Houston, Texas by Rice Milling & Trading Investments, LTD., an Isle of
Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi
Arabia.  Messrs. Howland and Prchal were officers of RMTI through January
1997 and have also been directors of ARI since October 1993 and prior to October 1993 were officers of ARI. In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. On April 21, 1997, the Company obtained a restraining order from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. The Company believes that this litigation will not have a material effect on the Company's financial position or results of operations; however, as with any litigation, the ultimate outcome is unknown.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, since the last Annual Meeting of Shareholders held on September 17, 1996.

                                 PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

(a)  Market Information

The Company's common stock is listed in the National Market Issue Section of the Over-the-Counter Market as ERLY Industries Inc. - NASDAQ Symbol "ERLY."


                             PRICE RANGE OF ERLY COMMON STOCK



                                  High                Low
                                  -----              -----
Fiscal Year 1997*
  1st Quarter                  $ 10-1/8            $ 6-1/2
  2nd Quarter                     9-5/8              6-5/8
  3rd Quarter                     9-1/4              5-7/8
  4th Quarter                     9-1/4              6-7/8


Fiscal Year 1996*
  1st Quarter                  $  9               $  8
  2nd Quarter                     8-3/4              7-1/8
  3rd Quarter                     8-1/8              6
  4th Quarter                     9-1/4              5-3/8



*  Restated for a 10% stock dividend in September 1996.



(b)  Holders

There were approximately 1,009 shareholders of record as of March 31, 1997.

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

                                PART III


Item 10.   Directors and Executive Officers of the Company

The following is a list of the directors of ERLY Industries Inc. with information provided as of June 15, 1997:

                                           DATE ELECTED
                                           AS DIRECTOR
NAME OF DIRECTOR          AGE               OF COMPANY

Gerald D. Murphy           69               April 1964

Mr. Murphy is Chairman of the Board and Chief Executive Officer (since 1964) of the Company, and is Chairman of the Board (since 1993) and Director (since
1988) of American Rice, Inc. (which is 81% owned by ERLY effective May 1993). He also serves as a Director of Pinkerton's, Inc., a security and investigation services firm.


Douglas A. Murphy          41               January 1988

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


William H. Burgess         80               September 1975

Mr. Burgess is a private business consultant, Chairman of CMS Digital, Inc., a privately held company, and a Director of American Rice, Inc. (since 1988). From 1978 to 1986 Mr. Burgess was Chairman of International Controls Corp., an internationally diversified manufacturing company.


Bill J. McFarland          60               August 1986

Mr. McFarland has served as Vice President of the Company since 1975 and as Director since 1986. He has served as President of the Comet American Marketing division of American Rice, Inc. since 1993 and Senior Vice President of American Rice, Inc. since 1993. He was President of ERLY Food Group from 1990 to 1993, President of The Beverage Source from 1979 to 1990 and President of Early California Foods from 1975 until its sale in 1985 (all subsidiaries of the Company).

Alan M. Wiener             59               March 1995

Mr. Wiener has served as a Director of the Company since 1995. He was President of Impulse Designs, Inc. from 1974 to 1995. He is also a Director of FloTool International, Inc. He previously served as a Director of Cal Fame Citrus Products, Inc. and Leisure Technology, Inc.

The following is a list of the executive officers of ERLY Industries Inc., their ages and their positions as of June 15, 1997:

Gerald D. Murphy     69         Chairman of the Board and Chief Executive
                                Officer of ERLY Industries since formation of the Company in 1964 and President of the Company from 1964 to 1990; and Chairman of the Board of American Rice, Inc. (since 1993).

Douglas A. Murphy    41         President since 1990 and Chief Operating
                                Officer since 1992 of ERLY Industries;
                                President and Chief Executive Officer since
                                1993 and Director since 1990 of American Rice,
                                Inc.; President of ERLY Juice Inc. since 1988;
                                and President of Comet American Marketing from
                                1986 to 1990.

Bill J. McFarland    60         Vice President of the Company since 1975;
                                President of the Comet American Marketing division of American Rice, Inc. since 1993;
                                Senior Vice President of American Rice, Inc.
                                since 1993; President of ERLY Food Group from
                                1990; President of The Beverage Source from
                                1979 to 1990; and President of Early
                                California Foods from 1975 until its sale in 1985.

Richard N. McCombs   51         Vice President and Chief Financial Officer of
                                the Company since 1990; Executive Vice
                                President of Finance and Administration,
                                Secretary, Treasurer and Director of American
                                Rice, Inc. since 1993; Managing Director of the
                                ARI-Vinafood joint venture since 1994;
                                President of ISC Wines of California from 1984 to 1986; and Executive Vice President of The
                                Beverage Source from 1986 to 1990 and President since 1990.

Kurt A. Grey         56         Vice President of the Company since 1982;
                                President, Cicero Industries from 1981 to 1982;
                                and Vice President, Union Bank, from 1976 to
                                1981.

Lolan M. Pullen      63         Vice President of the Company since 1986; Vice
                                President - Finance of the Early California
                                Foods division of American Rice, Inc. since
                                1996; Vice President of Comet Rice, Inc. from
                                1986 to 1993; and Vice President - Finance of
                                Early California Foods from 1976 until its sale in 1985.

Thomas A. Whitlock   47         Vice President and Corporate Controller of the
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

Item 11.   Executive Compensation

Pursuant to General Instruction G(3), information concerning executive compensation is incorporated by reference to the Company's 1997 Proxy Statement to Shareholders.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G(3), information concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company's 1997 Proxy Statement to Shareholders.


Item 13.   Certain Relationships and Related Transactions

Pursuant to General Instruction G(3), information concerning certain relationships and related transactions is incorporated by reference to the Company's 1997 Proxy Statement to Shareholders.

                                 PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                              Page
                                                             Number
(a) 1.   Financial Statements

           Selected Financial Data                           28-29

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations     30-35

           Consolidated Statements of Operations             36-37

           Consolidated Balance Sheets                       38

           Consolidated Statements of Cash Flows             39-40

           Consolidated Statements of Stockholders' Equity   41

           Notes to Consolidated Financial Statements        42-64

           Independent Auditors' Report                      65


    2.   Financial Statement Schedules

          Schedule I - Condensed Financial
            Information of ERLY Industries Inc.
            (Parent Only)                                    66-68

          Schedule II - Valuation and Qualifying
            Accounts                                         69


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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

    3.     Exhibits

         Exhibit                                                    Exhibit
         Number       Description                                  Reference

        (3)(i)  Articles of Incorporation (as amended
                September 6, 1995) (incorporated by
                reference to Exhibit 3 to the Company's
                1996 Form 10-K).

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

        (28) Asset Purchase and Sale Agreement between American Rice, Inc. and Campbell Soup Company, dated as of
                June 11, 1996 (incorporated by reference to Exhibit
                2.1 of Form 8-K, filed July 22, 1996).

        (28)    Share Sale Agreement between American Rice, Inc.
                and Campbell Soup Company, dated as of June 11, 1996 (incorporated by reference to Exhibit 2.2 of Form 8-K, filed July 22, 1996).

        (28)    American Rice, Inc. 1997 Annual Report and Form
                10-K (incorporated by reference to ARI's 1997
                Form 10-K, filed June 30, 1997, file No. 0-17039).

(b) 1.     Reports on Form 8-K

           A Form 8-K was filed in July 1996 to report the acquisition on July 6, 1996 of the ripe and green olive businesses of Campbell Soup Company. This was amended by the filing of Form 8-K/A-2 on February 27, 1997 to amend pro forma financial information previously submitted.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
Item 6.  Selected Financial Data

Years ended March 31:             1993          1994          1995          1996          1997
(In thousands except             -------       -------       -------       -------       -------
  per share data)
Net sales
  Rice and olives(1)          $  169,617    $  284,464     $ 373,050    $  394,838    $  515,937
  Consulting                      37,185        41,944        63,546        77,754        77,427
  Fire-Trol                       12,629         8,416        23,003        14,034        20,936
------------------------------------------------------------------------------------------------
    Total net sales           $  219,431    $  334,824     $ 459,599    $  486,626    $  614,300

Operating profit (loss) (2)
   Rice and olives           ($      316)   $   16,002     $  18,501    $   14,338    $   25,837
   Consulting                      1,539         1,508         4,920         4,157         2,907
   Fire-Trol                       1,507          (173)        5,348         1,329         3,483
------------------------------------------------------------------------------------------------
    Total operating profit    $    2,730    $   17,337     $  28,769    $   19,824    $   32,227

Income (loss) from
  continuing operations
  before minority interest   ($   10,989)   $   14,765     $   8,653   ($    8,439)   $    6,637

Net income (loss)            ($    8,673)   $   17,669     $   9,275   ($    1,149)   $    7,352

Income (loss) from
  continuing operations
  per share*
    Primary                  ($     2.52)   $     2.90     $    1.68   ($      .24)   $     1.51
    Fully diluted            ($     2.52)   $     2.71     $    1.58   ($      .24)   $     1.46

Net income (loss)
  per share*
    Primary                  ($     1.99)   $     3.82     $    1.68   ($      .24)   $     1.51
    Fully diluted            ($     1.99)   $     3.58     $    1.58   ($      .24)   $     1.46

Average common and
  common equivalent
  shares outstanding*
    Primary                    4,347,000     4,624,000     5,522,000     4,708,000     4,868,000
    Fully diluted              4,357,000     4,962,000     5,943,000     4,708,000     5,123,000

Cash dividends per
  common share                $     -       $     -        $    -       $     -       $     -

Stock dividend issued               -             -             -            15%           10%

At year-end:
  Total assets                $  135,100    $  199,150     $ 207,058    $  235,135    $  320,718
  Long-term debt**            $   40,565    $   67,971     $  68,321    $  100,276    $  101,086
  Subordinated debt**         $    9,941    $    8,880     $   7,670    $    6,665    $    5,665
  Stockholders' equity
    (deficiency)             ($    9,194)   $    8,394     $  16,799    $   17,534    $   24,780
  Shares outstanding           3,486,956     3,674,765     3,718,272     4,284,985     4,740,415


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

Because ERLY holds both common and convertible preferred stock in ARI, ERLY's share of ARI's net income since the Acquisition consists of ERLY's proportionate share (32%) of ARI's earnings applicable to common stock plus dividends earned on ARI Series B Preferred Stock. ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($690,000), ($3,784,000), ($645,000) and $2.6 million in
1997, 1996, 1995 and 1994, respectively. ERLY also earned Series B Preferred dividends of $5.2 million in 1997, 1996 and 1995 and $4.3 million from the date of the Acquisition to the end of fiscal year 1994 (see Note 11 of Notes to the Consolidated Financial Statements).

This information should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Notes to Selected Financial Data:

(1) ARI sales increased in 1994 due to the combination of Comet and ARI. ARI sales increased in 1997 with the acquisition of the Early California Foods division.

(2) Operating profit represents gross profit less selling, general and administrative expenses, excluding corporate overhead.

* Retroactively adjusted to give effect to a 10% stock dividend in September 1996.

**  Including current portion.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations


FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

Consolidated Results

For the year ended March 31, 1997, ERLY Industries recorded net income of $7.4 million or $1.46 per fully diluted share of common stock on sales of $614 million. This compares with a net loss in 1996 of $1.1 million or $.24 per share of fully diluted common stock on sales of $487 million. Results for fiscal year 1996 include a $7.2 million provision for loss on disposal of property held for sale (see Note 6). Excluding this non-recurring charge
(and the related effect on taxes and minority interest), ERLY would have recorded net income of $2.9 million for fiscal 1996.

Consolidated sales increased by $128 million in 1997 over 1996 due to increases by ARI ($122 million) and Fire-Trol ($7 million). ARI results reflect the acquisition of the olive business in fiscal 1997 which had sales of $71 million for the year plus a $55 million increase in sales of rice.


American Rice

Overview

ARI purchases and processes rough rice into branded and commodity rice for sale in both international and domestic markets. Demand for branded rice products is relatively constant and margins are typically higher than those for commodity rice products. Demand for commodity rice products is relatively constant globally, but demand for U.S. grown commodity rice is dependent upon supply and cost relative to other sources of supply. Supply and costs for both branded and commodity products depend on many factors including governmental actions, crop yields and weather, and such factors can persist through one or more fiscal years.

In general, management believes that it is insulated from many of the effects of rough rice price fluctuations for the following reasons: (i) the Company's net sales are proportionately weighted toward the relatively higher margin branded products, (ii) approximately one-half of the Company's rough rice purchases, excluding rough rice milled under contract for others, are made as spot market purchases and matched against commodity orders at prices providing a favorable margin to costs, (iii) the Company's high rice inventory turnover rate of approximately five times per year reduces the Company's exposure to seasonal price fluctuations, and (iv) the Company's diversity of rice sources and rice customers increases the ability of the Company to take advantage of supply and demand imbalances.

On July 5, 1996, ARI acquired the domestic and foreign olive business of Campbell Soup Company for approximately $36 million. Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of a Spanish olive company and fifty-one percent of the stock of a marketer of olive processing machinery. The purchase was funded primarily from ARI's credit facilities. The Acquisition is accounted for as a purchase, and the results of operations of the acquired business are included in the Company's consolidated financial statements after July 5, 1996.

Historically, sales of olives have pronounced seasonal elements, with higher sales occurring in conjunction with holiday consumption. Accordingly, because the quarterly period ending December 31 contains both the Thanksgiving and Christmas holidays, the two holidays of highest consumption, it will have significantly higher sales than the other three quarters of the fiscal year. Margins normally follow the seasonal pattern of sales.

Net Sales. ARI's net sales increased $121.7 million, or 30.9%, from $393.8 million in fiscal 1996 to $515.5 million in fiscal 1997. The sales increase of $121.7 million was composed of $67.6 million in olive sales derived from the Olive Acquisition in July 1996, $39.0 million in increases in sales of exported rice, and $15.1 million in increases in sales of rice in the U.S.

Export rice sales increased due primarily to higher volume, while average export rice prices remained at approximately the same levels as the prior year. Export rice sales volume increased approximately 3.1 million equivalent rough rice hundredweight as a result of higher sales in the Middle East and Africa partially offset by lower sales to Asia and the Western Hemisphere. Domestic rice sales were higher as a result of higher average prices partially offset by lower volume.

Gross Profit.  Gross profit was 11.9% of sales for fiscal 1997 compared to
9.7 % for fiscal 1996. Gross profit increased $23.2 million, or 61.0%, from $38.1 million in fiscal 1996 to $61.3 million in fiscal 1997, due primarily to the Olive Acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expense increased $11.1 million to $35.9 million in fiscal 1997 due primarily to higher advertising and promotional expenses associated with the Olive Acquisition.


Chemonics International - Consulting

Revenues for International decreased slightly by $327,000, or .4% to $77.4 million in 1997 from $77.7 million in 1996. Although sales were essentially flat, significant shifts occurred in the regions constituting these sales as revenue from contracts in the former Soviet Union declined, while new contracts began in Latin America with the World Bank and the International Development Bank. Gross profit as a percentage of revenues for 1997 was 28.6% compared to 27.4% for the prior fiscal year. This increase reflects a reduced level of subcontracted work and a greater utilization of Chemonic's staff as as percentage of cost input. Operating income was $2.9 million, or 3.8% of revenues in fiscal 1997 compared to $4.2 million or 5.3% of revenues in fiscal 1996. Selling, general and administrative expenses were up by approximately $2 million for the year due largely to intensified efforts to obtain new business and maintain Chemonic's current market share.

Chemonics Fire-Trol

Fire-Trol reported net sales of $20.9 million in fiscal 1997 compared to net sales of $14.0 million in fiscal 1996, an increase of 49%. Fiscal 1997 represented a near record sales year for Fire-Trol due to the significant forest fire activity experienced in the Western United States in the summer of 1996. Fiscal year 1996 reflected a more normal fire season. Gross profit for fiscal year 1997 as a percentage of sales increased to 28.4% from 26.9% in fiscal 1996 due to the increase in sales. Operating income for fiscal year 1997 was $3.5 million, compared to $1.3 million in 1996, an increase of $2.2 million due to the increase in sales.


Corporate

Consolidated interest expense was $23.4 million in 1997 compared to $19.8 million in 1996, an increase of $3.6 million. ARI had a $3.8 million increase in interest expense, primarily due to higher average balances outstanding due to the addition of the olive business. Interest expense in both periods includes amortization of capitalized debt issuance costs and accretion of the $6 million original issue discount on the $100 million notes issued by ARI in August 1995.



FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995


Consolidated Results

For the year ended March 31, 1996, ERLY Industries recorded a net loss of $1.1 million or $.24 per fully diluted share of common stock on sales of $487 million. This compares with net income in 1995 of $9.3 million or $1.58 per fully diluted share on sales of $460 million.

Results for fiscal year 1996 include a $7.2 million provision for loss on disposal of property held for sale (see Note 6). Excluding this non-recurring charge (and the related effect on taxes and minority interest), ERLY would have recorded net income of $2.9 million for fiscal 1996. The decline in operating results from last year is primarily due to decreases recorded by the Company's subsidiaries, ARI and Fire-Trol.


American Rice

Net Sales. ARI's net sales increased $20.7 million, or 5.5%, from $373.1 million in fiscal 1995 to $393.8 million in fiscal 1996. Export sales increased by $8.8 million while domestic sales increased by $11.9 million. Export sales increased due to higher average prices partially offset by lower volume. Average export prices increased approximately 23.0%, accounting for $48.4 million in sales increases. Total export sales volume declined approximately 4.1 million equivalent rough rice hundredweight or 16%, accounting for a $39.6 million sales decline. Export volume was lower primarily due to lower sales to the Caribbean partially offset by higher sales to the Middle East. Sales to Asia were approximately the same as the prior year. Domestic sales were higher primarily due to higher volume.

Gross Profit. Gross profit decreased $2.7 million, or 6.8%, from $40.8 million in fiscal 1995 to $38.1 million in fiscal 1996, primarily due to lower sales to Japan partially offset by increases in gross profit on U.S. sales. As a percentage of net sales, gross profit decreased from 10.9% in fiscal 1995 to 9.7% in fiscal 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 6.6%, from $23.2 million in fiscal 1995 to $24.8 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses were approximately the same as the prior year.

Provision for Loss on Disposal of Properties. In fiscal year 1996 ARI entered into an agreement to sell its principal Houston property held for sale, for net proceeds of approximately $11.2 million after expenses associated with the sale. In anticipation of this transaction the carrying value of the property was reduced to its approximate net realizable value (after accrual of certain costs) by a non-recurring charge of $7.2 million in fiscal year 1996.


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

                 FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


ARI requires liquidity and capital primarily for the purchase of rough rice and olives and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditures through internally generated funds and by funds provided by credit lines. Chemonics' international consulting operation requires capital to finance the costs of it's consulting projects, a significant portion which are labor related, prior to collection under applicable contract terms.

The Company's normal working capital and operational requirements are currently provided by a combination of internally generated funds and external borrowings under three revolving lines of credit. ARI operations are funded by an $85 million line of credit and $7.3 million in short-term notes from foreign banks to finance Vietnam inventory. Chemonics is funded by a $19 million line for its international consulting activities and U.S. Fire-Trol operations and a $1.0 million line for Fire-Trol operations in Canada. Advances under the lines of credit are made as needed assuming required collateral, consisting primarily of accounts receivable and inventory, is available. At March 31, 1997, borrowing availability under ARI's line of credit was $8.5 million and borrowing availability under Chemonics' lines was $3.0 million.

For fiscal year 1996, ARI had a $47.5 million revolving credit loan with interest at the prime rate of interest plus .5%. In June 1996, this loan was refinanced with a new lender and the borrowing limit was increased to $85.0 million. The new loan bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio.

Cash used in operations totaled $29.4 million for 1997 compared to cash flow used in operations of $2.5 million in 1996. The change was primarily attributable to increased inventory levels and increased receivables, partially offset by net income in 1997 and higher accounts payable and accrued liability levels. Inventories were up $52 million over last year with ARI accounting for $51 million of the increase. ARI's inventories increased due to a variety of factors which included the increased inventory associated with the Olive Acquisition and higher rice inventories in the Caribbean region and for the Saudi Arabia business. Historically, the rice ARI sold in Saudi Arabia was shipped from the United States in packaged form. In 1994, ARI began shipping rice in bulk form to the Middle East region and packing it under strict quality supervision in order to reduce vessel loading and freight costs while providing enhanced market competitiveness, improved customer service and product freshness. Until January 1997, products were packed at a facility in Jeddah, Saudi Arabia (see Item 3 - Legal Proceedings). Since January 1997 other Middle East facilities with similar advantages have been utilized.

Cash provided by financing activities totaled $57 million in 1997 compared to cash provided of $8.8 million in 1996. Cash provided by financing activities in 1997 primarily reflected the $60.3 million increase notes payable, due to the addition of the olive business. In September 1996, ARI closed the sale of its principal Houston property held for sale and received gross proceeds of approximately $13.1 million of which approximately $1 million was used to retire mortgage notes discussed below.

Cash outlays for capital expenditures in 1997 totaled $6.2 million of which $5.1 million was invested in the Company's rice and olive operations for infrastructure, development and modernization of new and existing facilities.

The significant growth in International's revenue in recent years necessitated increases in its revolving credit line for its working capital requirements. In November 1994, International obtained an $11 million line of credit which was increased to $16 million in fiscal 1996. This was increased to $19 million in fiscal 1997 and now provides financing for Chemonics' international consulting operations and its U.S. Fire-Trol operations. Chemonics Industries also has a $1.0 million line of credit to support its Canadian Fire-Trol operations.

In a public offering completed in August 1995, ARI issued $100 million principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay the balance of ARI's existing term loans, to make a $10.5 million 15% loan to ERLY due 2001, and to reduce borrowings outstanding under ARI's revolving credit loan. The Notes provide for interest payments semi-annually, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%

ARI intends to satisfy its obligations under the Notes as well as future capital expenditures and working capital requirements primarily with cash flow from operations and from funds available under existing and new revolving lines of credit. Management believes that cash flow from operations and the line of credit will provide sufficient liquidity to enable ARI to meet its currently foreseeable working capital and capital expenditure requirements.

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

Under the terms of the ARI Series B Preferred Stock issued to ERLY in exchange for the assets and liabilities of Comet, ERLY is entitled to an aggregate dividend of approximately $5.2 million per year. The current loan agreements with the ARI lenders prohibit the payment of any dividends and do not provide any basis on which the lenders would approve a dividend payment. As of March 31, 1997, ARI Series B Preferred dividends accumulated, but not declared, total $19.9 million, and the Preferred C dividends accumulated but not declared total $2.9 million.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended March 31                     1997            1996             1995
                                    ------------     ------------     ------------
Net sales                           $614,300,000     $486,626,000     $459,599,000
Cost of sales                        524,535,000      422,434,000      392,902,000
----------------------------------------------------------------------------------
  Gross profit                        89,765,000       64,192,000       66,697,000

Selling, general and
  administrative expenses             60,017,000       46,003,000       40,418,000
Interest expense                      23,429,000       19,849,000       15,868,000
Interest income                         (617,000)        (486,000)        (451,000)
Other (income) expense                  (381,000)        (499,000)        (196,000)
Provision for loss on
  disposal of property                                  7,200,000        1,000,000
----------------------------------------------------------------------------------
                                      82,448,000       72,067,000       56,639,000
----------------------------------------------------------------------------------

Income (loss) before
  taxes on income
  and minority interest                7,317,000      ( 7,875,000)      10,058,000

Taxes on income                          680,000          564,000        1,405,000
----------------------------------------------------------------------------------
Income (loss) before
  minority interest                    6,637,000       (8,439,000)       8,653,000
Minority interest*                       715,000        7,290,000          622,000
----------------------------------------------------------------------------------

Net income (loss)                   $  7,352,000      ($1,149,000)     $ 9,275,000
==================================================================================
                                                                  (Continued)

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)


Years ended March 31                      1997             1996             1995
                                       ---------        ---------        ---------
Net income (loss) per common
  and common stock equivalents:
    Primary**                            $  1.51          ($  .24)        $   1.68
==================================================================================


    Fully diluted**                      $  1.46          ($  .24)        $   1.58
==================================================================================


Weighted average common and
  common stock equivalents:
    Primary                            4,868,000        4,708,000        5,522,000
    Fully diluted                      5,123,000        4,708,000        5,943,000



   * Represents minority interest in net earnings or loss of American Rice, Inc. applicable to common stock, after preferred stock dividend requirements (see Note 11).

  ** Retroactively adjusted to give effect to 10% stock dividend in September 1996.





See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


March 31                                        1997                   1996
                                          ---------------        ---------------
ASSETS
Current assets:
   Cash and cash equivalents              $     5,584,000         $    3,819,000
   Notes and accounts receivable,
     less allowance for doubtful
     accounts of $1,326,000 (1997)
     and $1,715,000 (1996)                     85,789,000             56,665,000
   Inventories                                129,695,000             78,004,000
   Prepaid expenses and other
     current assets                             3,354,000              2,020,000
   Properties held for sale, net                                      13,535,000
--------------------------------------------------------------------------------
       Total current assets                   224,422,000            154,043,000

Long-term notes receivable, net                 1,503,000              1,574,000
Property, plant and equipment, net             71,571,000             56,360,000
Other assets                                   23,222,000             23,158,000
--------------------------------------------------------------------------------
                                          $   320,718,000         $  235,135,000
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, collateralized          $    87,740,000        $    27,413,000
   Accounts payable                            64,069,000             48,670,000
   Accrued payroll and other
     current liabilities                       23,307,000             16,497,000
   Income taxes payable                         1,936,000              2,165,000
   Current portion of long-term and
     subordinated debt                          1,502,000              1,163,000
--------------------------------------------------------------------------------
       Total current liabilities              178,554,000             95,908,000

Long-term debt                                100,584,000            100,113,000
Subordinated debt                               4,665,000              5,665,000
Deferred income taxes payable                   1,501,000              1,592,000
Minority interest                              10,634,000             11,811,000
Commitments and contingencies

Redeemable common stock warrants                                       2,512,000
Stockholders' equity:
   Common stock, par value $.01 a share:
     Authorized: 15,000,000 shares
     Issued and outstanding:
       4,740,415 shares (1997) and
       4,284,985 shares (1996)                     47,000                 43,000
   Additional paid-in capital                  27,533,000             23,879,000
   Retained earnings (deficit)                 (1,249,000)            (5,046,000)
   Cumulative foreign currency
     adjustments                               (1,551,000)            (1,342,000)
--------------------------------------------------------------------------------
       Total stockholders' equity              24,780,000             17,534,000
--------------------------------------------------------------------------------
                                          $   320,718,000        $   235,135,000
================================================================================

See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended March 31                        1997             1996             1995
                                         ----------       ----------     ------------
OPERATING ACTIVITIES:
  Net income (loss)                      $7,352,000      ($1,149,000)     $ 9,275,000
  Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
  Depreciation and amortization           8,775,000        7,247,000        7,627,000
  Minority interest                        (715,000)      (7,290,000)        (622,000)
  Provision for loss on disposal
    of property                                            7,200,000        1,000,000
  Provision for loss on receivables         653,000          320,000          437,000
  Gain on redemption of warrant
    repurchase obligation                  (387,000)
  Change in assets and liabilities,
    net of effects of acquisition
    and sale of businesses:
    (Increase) decrease in receivables  (26,857,000)     ( 3,553,000)     (18,851,000)
    (Increase) decrease in inventories  (30,336,000)     (21,982,000)       7,274,000
    Increase (decrease) in accounts
      payable, other current
      liabilities and taxes payable      15,917,000       17,987,000        7,343,000
    Other, net                           (3,758,000)     ( 1,241,000)        (245,000)
-------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                  (29,356,000)     ( 2,461,000)      13,238,000

INVESTING ACTIVITIES:
  Acquisition of Olive business
   (net of cash acquired)               (33,952,000)
  Disposition of assets held for sale    13,118,000
  Additions to property, plant
    and equipment                        (6,227,000)      (6,306,000)      (4,601,000)
  Disposition of property, plant
    and equipment                         1,153,000           50,000           16,000
-------------------------------------------------------------------------------------

NET CASH (USED IN)
  INVESTING ACTIVITIES                  (25,908,000)      (6,256,000)      (4,585,000)


                                                                  (Continued)

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


Years ended March 31                       1997             1996            1995
                                     --------------      -----------    -------------
FINANCING ACTIVITIES:
  Increase (decrease) in
    notes payable                    $   60,327,000    ($ 14,470,000)   $   1,188,000
  Principal payments on
    long-term debt                         (275,000)     (63,118,000)      (8,237,000)
  Principal reduction on
    subordinated debt                    (1,000,000)      (1,000,000)      (1,201,000)
  Redemption of redeemable
   common stock warrants                 (2,125,000)
  Proceeds from notes and
    long-term debt                                        94,000,000
  Mortgage notes issuance cost               (5,000)      (6,631,000)
  Proceeds from sale of stock               107,000           37,000          250,000
-------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                   57,029,000        8,818,000      ( 8,000,000)
-------------------------------------------------------------------------------------
INCREASE IN CASH
  DURING THE YEAR                         1,765,000          101,000          653,000
CASH, BEGINNING OF YEAR                   3,819,000        3,718,000        3,065,000
-------------------------------------------------------------------------------------
CASH, END OF YEAR                    $    5,584,000      $ 3,819,000    $   3,718,000
=====================================================================================
Supplemental cash flow information -
  Net cash paid during the year for:
    Interest expense                 $   22,360,000      $15,964,000    $  11,583,000
    Income taxes                     $    1,008,000      $   953,000    $     686,000

Non-cash activities:

    In fiscal year 1997, the Company acquired the domestic and foreign olive business of Campbell Soup Company for $35,976,000. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired       $ 43,961,000
    Cash paid                             35,976,000
                                        ------------
    Liabilities assumed                 $  7,985,000
                                        ============


  In fiscal year 1996, the Company acquired $1,054,000 of property, plant and equipment through capital leases.


See Notes to Consolidated Financial Statements.

ERLY INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                  Cumulative
                                                  Additional      Retained         Foreign           Total
                          Common Stock             Paid-in        Earnings         Currency      Stockholders'
                     Shares         Dollars        Capital        (Deficit)       Adjustments       Equity
                    ---------    -----------------------------------------------------------------------------
Balance
April 1, 1994       3,374,765       $ 34,000     $16,157,000     ($6,450,000)     ($1,347,000)      $8,394,000

Net income                                                         9,275,000                         9,275,000
Foreign currency
  adjustments                                                                         (45,000)         (45,000)
Common stock
  issued               43,507                        250,000                                           250,000
Accretion of
  redeemable
  common stock
  warrants                                                        (1,075,000)                       (1,075,000)
                    ---------     ----------------------------------------------------------------------------
Balance
March 31, 1995      3,418,272         34,000      16,407,000       1,750,000       (1,392,000)      16,799,000

Net income (loss)                                                 (1,149,000)                       (1,149,000)
Foreign currency
  adjustments                                                                          50,000           50,000
15% stock
  dividend            512,314          5,000       5,639,000      (5,644,000)                             --
Cash payments
  in lieu of
  fractional shares                                                   (3,000)                           (3,000)
Reclassification
  from redeemable
  common stock        345,000          4,000       1,796,000                                         1,800,000
Common stock
  issued                9,399                         37,000                                            37,000
                    ---------    -----------------------------------------------------------------------------
Balance
March 31, 1996      4,284,985         43,000      23,879,000      (5,046,000)      (1,342,000)     $17,534,000

Net income                                                         7,352,000                         7,352,000
Foreign currency
  adjustments                                                                        (209,000)        (209,000)
10% stock
  dividend            430,417          4,000       3,547,000      (3,551,000)                             --
Cash payments
  in lieu of
  fractional shares                                                   (4,000)                           (4,000)
Common stock
  issued               25,013                        107,000                                           107,000
                    ---------    -----------------------------------------------------------------------------
Balance
March 31, 1997      4,740,415    $    47,000     $27,533,000     ($1,249,000)     ($1,551,000)     $24,780,000
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

Revenue recognition - The Company's ARI and Fire-Trol subsidiaries generally record revenues upon shipment of product to the customer. The Company's consulting business records revenues in the following manner--On cost-reimbursable contracts, revenues are recorded as contract costs are incurred, plus a proportionate amount of the fee expected to be realized on the contract. On time-and-materials contracts, revenues are recorded at contractual rates for labor hours incurred, plus other expenses. On fixed-price contracts, revenues are recorded using the percentage-of-completion method, generally based on costs incurred in relation to total estimated costs. Provisions for estimated losses on contracts are recorded when identifiable.

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

Federal and state income taxes--Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company does not provide U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

Foreign currency translation--All assets and liabilities of operations outside the United States are translated from the functional currency to the reporting currency at the foreign exchange rates in effect at year end. Revenues and expenses for the year are translated at average exchange rates during the year. Such translation gains and losses are not included in determining net income but are accumulated and reported as a separate component of stockholders' equity. Net realized and unrealized gains or losses resulting from foreign currency transactions, including translations of local currencies to the functional currency, are credited or charged to income. The U.S. dollar is currently the functional currency for all operations except Canada, Vietnam and Spain, where the Canadian dollar, the Vietnamese dong and the Spanish peseta are the functional currencies, respectively.

Fair value of financial instruments--The Company's financial instruments consist primarily of cash, trade accounts and notes receivable, accounts and notes payable, and debt instruments. The book values of cash, trade receivables and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The book value of short-term debt instruments is considered to approximate the fair value as the interest rates of such instruments are based on the prime rate. The fair value of ARI's $99 million principal amount of 13% mortgage notes was approximately $98 million as of March 31, 1997, based on a dealer quote.

Stock-based compensation--In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective in fiscal 1997 for ERLY. As permitted by the new standard, the Company will continue applying accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has included additional footnote disclosures, as necessary.

Impairment of long-lived assets--On April 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard provides guidance on the carrying value of long-lived assets. The adoption of this statement did not have a material effect on the consolidated financial statements. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write down would be recorded to reduce the related asset to its estimated fair value.

Earnings per share--Primary earnings per share are based on the weighted average number of: (1) common shares, and (2) dilutive common share equivalents (consisting of stock options and warrants) outstanding during each year. Fully diluted earnings per share assumes conversion of a convertible note payable, unless conversion would be antidilutive.

Recent Accounting Pronouncement--In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for periods ending after December 15, 1997 and specifies the computation, presentation and disclosure requirements of earnings per share ("EPS"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. Pro forma basic and diluted EPS for all historical periods presented, assuming SFAS No. 128 was effective at the beginning of such historical period, would not be materially different from the primary and fully diluted EPS presented.

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

The investment in ARI was accounted for under the equity method and was adjusted by Comet's equity interest in the results of ARI's operations.

Note 2 - Acquisition of Comet Rice, Inc. by American Rice, Inc. (continued)

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


Note 3 - Olive Business Acquisition

On July 5, 1996, the Company's subsidiary, ARI, acquired the domestic and foreign olive business of Campbell Soup Company ("CSC Olives") for approximately $36 million (the "Olive Acquisition"). Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of a Spanish company which comprises the foreign olive business, and 51% of the stock of Sadrym California, a marketer of olive processing machinery.
The purchase was funded primarily from ARI's credit facilities. The Olive Acquisition was accounted for as a purchase and the results of operations of the acquired business have been included in the Company's consolidated financial statements after July 5, 1996. The olive business is operated as the Early California Foods division of ARI.

Operating results reflected in the accompanying financial statements do not include CSC Olives' operating activities before July 5, 1996. The following summarized pro forma information assumes the Olive Acquisition occurred on the first day of the current fiscal year (in thousands, except per share data):

                               Year ended
                             March 31, 1997
                             --------------

Pro forma net sales            $  632,030
                               ==========

Pro forma net income           $    5,553
                               ==========

Pro forma earnings per share:
  Primary                      $     1.14
  Fully diluted                $     1.08

Note 4 - Inventories

A summary of inventories at March 31, 1997 and 1996 follows:

                                            1997              1996
                                         -----------       -----------

Raw materials                           $ 49,745,000       $47,883,000
Finished goods                            79,950,000        30,121,000
----------------------------------------------------------------------
                                        $129,695,000       $78,004,000
======================================================================



Note 5 - Property, Plant and Equipment

A summary of property, plant and equipment at March 31, 1997 and 1996 follows:

                                           1997              1996
                                     --------------     --------------

Land                                 $    3,103,000     $      596,000
Buildings and improvements               36,295,000         30,931,000
Machinery and equipment                  67,753,000         54,813,000
----------------------------------------------------------------------
                                        107,151,000         86,340,000
Less accumulated depreciation
  and amortization                      (35,580,000)       (29,980,000)
----------------------------------------------------------------------
                                     $   71,571,000     $   56,360,000
======================================================================


Depreciation expense was $7,133,000 (1997), $5,484,000 (1996) and
$5,099,000 (1995).



Note 6 - Properties Held for Sale

The consolidated balance sheet at March 31, 1996 included properties held for sale of $13.5 million which primarily represented 39 acres of land in Houston, Texas, held for sale by ARI. In fiscal year 1996, ARI entered into an agreement to sell this property and reduced the carrying value of the property to its approximate net realizable value (after the accrual of certain costs) by a non-recurring charge of $7.2 million in the quarter ended December 31, 1995. In September 1996, ARI completed the sale of the property and received gross proceeds of approximately $13.1 million.

Note 7 - Other Assets

Other assets at March 31, 1997 and 1996 consist of the following:

                                           1997               1996
                                     --------------     --------------
Trademarks and tradenames            $   14,761,000      $  14,360,000
Deferred debt issue costs                13,733,000         12,022,000
Winery assets held for sale               2,510,000          3,148,000
Other                                       903,000            778,000
----------------------------------------------------------------------
                                         31,907,000         30,308,000
Less accumulated amortization:
  Trademarks and tradenames              (2,514,000)        (2,149,000)
  Deferred debt issue costs              (6,171,000)        (5,001,000)
----------------------------------------------------------------------
                                     $   23,222,000     $   23,158,000
======================================================================



Winery assets held for sale primarily represents two wineries of the Company's discontinued wine operations which management intends to dispose of in an orderly manner. Both plants are leased to third parties, one of which is under a lease that includes an option to buy. In fiscal 1995, a $1.0 million reserve for impairment was provided on these assets.

Note 8 - Notes Payable

The Company and its subsidiaries have utilized short-term lines of credit with commercial banks in addition to other short-term loans. Interest expense on notes payable to banks and on other short-term borrowings amounted to $7,877,000 (1997), $5,386,000 (1996) and $4,980,000 (1995).

A comparison of information relating to the Company's lines of credit for the years ended March 31, 1997, 1996 and 1995 follows:



                                              1997           1996            1995
                                          -----------     -----------     -----------
Average during the year:
  Short-term borrowings                    $64,709,000     $35,391,000     $31,739,000
  Weighted average interest
    rate*                                        9.11%          10.68%           9.50%
  Average bank prime rate                        8.25%           8.71%           7.84%
At March 31:
  Lines of credit and short-term loans,
    subject to collateral availability    $115,500,000     $74,364,000     $62,438,000
  Short-term borrowings                   $ 87,740,000     $27,413,000     $41,883,000
  Average interest rate                          8.50%           8.50%          10.89%
  Bank prime rate                                8.50%           8.25%           9.00%

Unused short-term
    borrowing capacity                     $11,540,000     $23,278,000     $14,989,000

Maximum month-end
  short-term borrowings
  during the year                          $87,740,000     $46,418,000     $43,964,000



*Based on outstanding borrowings

Substantially all receivables, inventories, property, plant and equipment and the capital stock of American Rice, Inc. and Chemonics Industries, Inc. are pledged as collateral on notes payable and certain other long-term debt obligations.

For fiscal year 1996, ARI had a $47.5 million revolving credit loan with interest at the prime rate of interest plus .5%. In June 1996, this loan was refinanced with a new lender and increased to $85.0 million. The new loan bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio.

Note 9 - Income Taxes

The provision for income taxes is composed of the following:

                                           Years ended March 31,
                                 ------------------------------------------
                                     1997           1996            1995
                                 -----------     -----------     ----------
Currently payable
  Federal                        $   171,000     $      --     $    183,000
  State                              388,000                        802,000
  Foreign                            143,000         564,000        420,000
---------------------------------------------------------------------------
                                     702,000         564,000      1,405,000
Deferred                             (22,000)
---------------------------------------------------------------------------
Total provision                  $   680,000     $   564,000     $1,405,000
===========================================================================

The pre-tax income (loss) (before minority interest) related to domestic and foreign operations is as follows:


                                            Years ended March 31,
                                  -----------------------------------------
                                     1997          1996            1995
                                  ----------   ------------   -------------

Domestic                          $8,495,000    ($8,948,000)     $8,937,000
Foreign                           (1,178,000)     1,073,000       1,121,000
---------------------------------------------------------------------------
Total                             $7,317,000    ($7,875,000)    $10,058,000
===========================================================================


The reconciliation of the Company's effective tax rate to the statutory federal tax rate is as follows:

                                            Years ended March 31,
                                       --------------------------------
                                       1997          1996          1995
                                       ----          ----          ----

Federal rate                            34%           (35%)         35%
State taxes                              3                           8
Foreign taxes                            7              2            4
Change in valuation allowance          (38)            40          (34)
Other                                    3                           1
-----------------------------------------------------------------------
Effective tax rate                       9%             7%          14%
=======================================================================

The tax effect of the temporary differences and carryforwards which give rise to deferred tax assets and liabilities at March 31, 1997 and 1996 are as follows:


                                              1997                1996
                                          ------------       -------------
Deferred tax assets:
  Allowance for doubtful accounts
    and other reserves                    $  1,909,000       $   2,270,000
  Net operating loss carryforwards          11,811,000          16,001,000
  Tax credit carryforwards                     199,000
  Other                                        910,000           1,217,000
Deferred tax liabilities:
  Difference in basis of property          (12,574,000)        (13,837,000)
  --------------------------------------------------------------------------
  Subtotal                                   2,255,000           5,651,000

Valuation allowance                         (3,756,000)         (7,243,000)
--------------------------------------------------------------------------
Net deferred tax asset (liability)         ($1,501,000)        ($1,592,000)
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

The Company and certain subsidiaries file consolidated federal income and combined state franchise tax returns. The Company has provided a valuation allowance for the benefits of operating loss carryforwards in excess of net deferred tax liabilities. At March 31, 1997, the Company has net operating loss carryforwards for federal tax reporting purposes of approximately $34 million, which expire at various dates, primarily in years 2002 through 2011.

The Company's California franchise tax returns for fiscal years 1982 through 1989 are currently under examination by the California Franchise Tax Board
(FTB) which has issued notices of proposed assessments for certain of those years. The Company has formally protested various positions taken by the FTB and believes that a majority of the Company's positions will be upheld. Management believes that adequate provisions for income taxes have been made and that the ultimate outcome of this matter will not have a material adverse effect on the Company.

Note 10 - Long-term and Subordinated Debt

A schedule of outstanding long-term and subordinated debt at March 31, 1997 and 1996 follows:

                                                 1997              1996
                                              -----------       -----------

Long-term debt:
  ARI mortgage notes due 2002,
    interest at 13%, net of
    unamortized discount of $5,032,000        $93,968,000       $94,322,000
  Term loans due 2008, interest
    at 6%                                       3,000,000         3,000,000
  Convertible note payable to
    officer, due 1998, interest
    at bank prime rate plus 2%                  1,000,000         1,000,000
    (See Note 13)
  Various obligations with maturities
    to 2000, interest rates ranging from
    5% to 12%                                   3,118,000         1,954,000
  Less current portion of
    long-term debt                               (502,000)         (163,000)
---------------------------------------------------------------------------
                                             $100,584,000      $100,113,000
===========================================================================

Subordinated debt:
  12-1/2% subordinated sinking
    fund debentures                            $5,665,000        $6,665,000
  Less current portion of
    subordinated debt                          (1,000,000)       (1,000,000)
---------------------------------------------------------------------------
                                               $4,665,000        $5,665,000
===========================================================================



Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends.

In a public offering completed in August 1995, ARI issued $100 million principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay the balance of ARI's existing term loans, to make a $10.5 million 15% loan to ERLY due 2001, and to reduce borrowings outstanding under ARI's revolving credit loan. ERLY utilized a portion of the proceeds to repay the remaining $9.5 million ERLY Juice Inc. debt, including accrued interest, which ERLY had guaranteed
(see Note 12).

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

Contingent interest accrued in fiscal 1997 was zero and $143,000 for the semiannual periods ended June 30, 1996 and December 31, 1996, respectively. Contingent interest accrued in fiscal 1996 was $447,000 and zero for the semiannual periods ended June 30, 1995 and December 31, 1995, respectively. As the applicable fixed charge coverage ratio was less than 2.0:1, ARI elected to defer payments of the contingent interest.

The Notes are secured by (a) a first or second priority security interest in substantially all of ARI's property, plant and equipment (including related leasehold interests), (b) a pledge agreement creating first priority security interests in the capital stock of ARI held by ERLY (other than 200,000 shares of ARI's Series B Preferred Stock pledged to the holders of ARI's Series C Preferred Stock), (c) notes receivable from ERLY (as defined), and (d) a security agreement creating a first priority security interest in all registered U.S. trademarks and a security interest in all other registered trademarks owned or licensed by ARI.

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

Principal maturities on ERLY's long-term and subordinated debt (excluding annual amortization of debt discount) are as follows: 1998--$1,502,000; 1999--$3,506,000; 2000--$1,410,000; 2001--$1,360,000; 2002--$1,665,000;
thereafter--$102,340,000.

Interest expense on long-term and subordinated debt amounted to $15,552,000
(1997), $14,463,000 (1996) and $10,888,000 (1995).


Note 11 - Minority Interest

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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. The current ARI loan agreements prohibit the payment of any dividends. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings
(loss) applicable to common stock after preferred stock dividend requirements was ($690,000), ($3,784,000) and ($645,000) in 1997, 1996 and 1995,
respectively. ERLY also earned Series B Preferred dividends of $5.2 million in 1997, 1996 and 1995.

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



Note 12 - Redeemable Common Stock and Common Stock Warrants

In connection with the discontinuation of the Company's juice business in December 1993, the Company issued warrants to acquire up to 10% of ERLY's common stock at $.01 per share. In conjunction with the repayment of the ERLY Juice debt in August 1995 described in Note 10, the Company had the right to call the warrants prior to September 30, 1996 for $2,512,000 and, accordingly, the warrants were classified as redeemable common stock warrants at March 31, 1996.

In August 1996, the Company exercised its call option and redeemed all of the outstanding common stock warrants in exchange for a payment of $2,125,000, resulting in a gain of $387,000 which is included in other income.

In fiscal 1992, ERLY issued 379,500 shares (as adjusted) of ERLY common stock in exchange for $5.4 million of debt. In conjunction with this transaction, ERLY entered into an agreement to repurchase all of such stock at a price of $4.75 per share, as adjusted ($1,800,000 total obligation), at the option of the stockholder, through December 31, 1997. These shares were classified as redeemable common stock in the consolidated balance sheets. In October 1995, the stockholder sold the shares which were subject to the repurchase agreement to a third party, thereby canceling the repurchase agreement between ERLY and the stockholder. Accordingly, these shares and the related $1.8 million obligation were transferred to common stock and paid-in capital.


Note 13 - Stockholders' Equity

Included in long-term debt is a $1 million note payable to D.A. Murphy, President of the Company. The note is convertible into ERLY common stock at a conversion price of $2.97 per share (as adjusted).

In September 1996, the Company declared a 10% stock dividend to shareholders of record at the close of business on September 23, 1996. All per share amounts have been retroactively adjusted to reflect this stock dividend.

Six thousand shares of $100 par value preferred stock are presently authorized but unissued.

In 1982, the Company adopted an Incentive Stock Option Plan (the "Plan"), under which 250,000 shares of ERLY common stock were reserved for the granting of options to key employees. The Plan had a term of 10 years and expired in 1992. The expiration of the Plan has no effect on outstanding options. The purchase price for shares could not be less than the market value of the shares at the date of grant. The options were exercisable 25% a year over a four-year period beginning one year after the date of issuance. The options generally expired ten years from the date of grant. At March 31, 1997, options for 124,595 shares issued under the Plan in 1988 remain outstanding. All of these options were exercisable at a price of $3.56 per share and expire in 1998.

In fiscal 1996, the Company granted stock options to a key employee for 88,550 shares at a price of $4.55 per share (as adjusted for stock dividends). At March 31, 1997, all of the options were exercisable. These options expire in the year 2001.

The following table summarizes stock option activity for the three years ended March 31, 1997, as adjusted for a 10% stock dividend declared in September 1996:
                                                                 Weighted
                                                                 Average
                                                Number of     Exercise Price
                                                 Options        Per Option
                                                ---------     -------------
 Outstanding at March 31, 1994                   155,827              $3.52
  Granted                                           -
  Exercised                                      (10,186)             $2.95
  Canceled or expired                               -
---------------------------------------------------------------------------
Outstanding at March 31, 1995                    145,641              $3.56
  Granted                                         88,550              $4.55
  Exercised                                      (10,230)             $3.56
  Canceled or expired                               -
---------------------------------------------------------------------------
Outstanding at March 31, 1996                    223,961              $3.95
  Granted                                           -
  Exercised                                      (10,816)             $3.56
  Canceled or expired                               -                  -
---------------------------------------------------------------------------
Outstanding at March 31, 1997                    213,145              $3.97
===========================================================================

Exercisable at March 31, 1997                    213,145
========================================================


In addition to the stock options described above, the Company has issued warrants to purchase 12,650 shares at $2.67 per share (as adjusted) which expire in September 1998.

The Company has elected to follow Accounting  Principals Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (Statement 123) required use of option valuation models that were developed for use in valuing publicly traded stock options. Under APB 25, because of the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and income (loss) per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted-average fair value of options granted during 1996 was $4.81. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996; risk-free interest rates of 6%; zero percent dividend yields; volatility factors of the expected market price of the Company's common stock of 25%; and a weighted-average expected life of the options of 5.65 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information is as follows (in thousands, except per share information):


                                                 1997           1996
                                               --------       --------
  Pro forma net income (loss)                  $  7,154      ($  1,362)
                                               ========       ========
  Pro forma net income (loss) per share:
    Primary                                    $   1.47      ($    .29)
    Fully diluted                              $   1.42      ($    .29)

Note 14 - Nature of the Business - Segment Information

The Company operates principally in three industries - food processing, packaging and marketing; international consulting; and the manufacture and sale of forest fire retardant chemicals.

The Company purchases and processes rough rice into branded and commodity rice for sale in both international and domestic markets. Demand for branded rice products is relatively constant and margins are typically higher than those for commodity rice products. Demand for commodity rice products is relatively constant globally, but demand for U.S. grown commodity rice is dependent upon supply and cost relative to other sources of supply. Supply and costs for both branded and commodity products depend on many factors including governmental actions, crop yields and weather, and such factors can persist through one or more fiscal years.

Historically, sales of olives have pronounced seasonal elements, with higher sales occurring in conjunction with holiday consumption. Accordingly, because the quarterly period ending December 31 contains both the Thanksgiving and Christmas holidays, the two holidays of highest consumption, it will have significantly higher sales than the other three quarters of the fiscal year. Margins normally follow the seasonal pattern of sales.

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

The Company's sales, operating profit and other financial data by industry segment for the three years ended March 31, 1997 follow:


                                                                 Years ended March 31,
                                           ---------------------------------------------------------------
                                                   1997                  1996                   1995
                                           ------------------    ------------------      -----------------
                                               $         %            $         %            $         %
                                           --------    -----     ---------    -----      --------    -----
Net sales                                                       (in thousands)
  Export sales - Rice and olives
    Middle East                            $165,666               $117,359               $ 91,449
    Caribbean, Mexico and South America      65,410                 64,654                 84,806
    Asia                                     31,583                 49,453                 49,963
    Europe                                   21,114                 18,111                 13,632
    Africa                                   14,352                  3,338                  3,864
    Other                                     6,731                  5,396                  5,806
----------------------------------------------------------------------------------------------------------
                                            304,856      50%       258,311      53%       249,520      54%
  Domestic sales
    Rice and olives                         211,081      34        136,527      28        123,530      27
    Consulting                               77,427      13         77,754      16         63,546      14
    Fire-Trol                                20,936       3         14,034       3         23,003       5
----------------------------------------------------------------------------------------------------------
      Total                                $614,300     100%      $486,626     100%      $459,599     100%
==========================================================================================================

Income (loss) before taxes on
 income and minority interest
    Rice and olives                        $ 25,837               $ 14,338               $ 18,501
    Consulting                                2,907                  4,157                  4,920
    Fire-Trol                                 3,483                  1,329                  5,348
-------------------------------------------------------------------------------------------------
      Operating profit                       32,227                 19,824                 28,769

    General corporate expense                (2,479)                (1,635)                (2,490)
    Interest expense                        (23,429)               (19,849)               (15,868)
    Interest income                             617                    486                    451
    Other income                                381                    499                    196
    Write-down of plant facilities*                                 (7,200)                (1,000)
-------------------------------------------------------------------------------------------------
                                           $  7,317              ($  7,875)               $10,058
=================================================================================================


* Fiscal year 1996 includes a $7.2 million write-down of ARI's Houston properties and fiscal year 1995 includes a $1 million write-down on the Company's remaining wine assets.

                                            Years ended March 31,
                                     ------------------------------------
                                       1997          1996         1995
                                     --------      --------      --------
                                                (in thousands)

Identifiable assets
  Rice and olives                    $307,471      $222,080      $187,994
  Consulting                           24,517        25,310        21,748
  Fire-Trol                            11,564        10,244         8,455
  Corporate                             1,548         2,138         3,381
  Discontinued operations               2,725         3,162         2,649
  Intercompany eliminations           (27,107)      (27,799)      (17,169)
-------------------------------------------------------------------------
    Total                            $320,718      $235,135      $207,058
=========================================================================


Depreciation and amortization
  Rice and olives                    $  7,554      $  6,339      $  6,981
  Consulting                              705           414           236
  Fire-Trol                               468           471           391
  Corporate                                48            23            19
-------------------------------------------------------------------------
    Total                            $  8,775      $  7,247      $  7,627
=========================================================================


Capital expenditures
  Rice and olives                    $  5,117      $  3,690      $  3,562
  Consulting                              370         1,947           493
  Fire-Trol                               740           669           546
-------------------------------------------------------------------------
    Total                            $  6,227      $  6,306      $  4,601
=========================================================================



Note 15 - Profit-Sharing Plan

The Company has a defined contribution profit-sharing plan covering substantially all of its employees. The Company makes a mandatory 1% matching contribution to the plan on a monthly basis and an annual contribution solely at the discretion of the Board of Directors. Total profit-sharing plan expense was $930,000 (1997), $618,000 (1996) and $1,407,000 (1995).

Note 16 - Commitments and Contingencies

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc. as plaintiffs against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate
development and G.D. Murphy and D.A. Murphy.   Damages sought are in the
range of $10 million, plus attorneys' fees and punitive damages. The Company and ARI were named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, civil conspiracy with the Murphys and conversion. The plaintiffs recently added a reverse alter ego claim. The Company and ARI believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown.

ARI has also been named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in U.S. district court in Houston, Texas by Rice Milling & Trading Investments, LTD., an Isle of
Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January
1997 and have also been directors of ARI since October 1993 and prior to October 1993 were officers of ARI. In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. On April 21, 1997, the Company obtained a restraining order from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. The Company believes that this litigation will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown.

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



The Company and its subsidiaries are obligated under operating leases for offices, plant facilities and equipment. Aggregate minimum rental commitments under operating leases with noncancellable terms of more than one year are as follows:



Year ending March 31,
----------------------------------------------------------------------------
1998                                                             $ 5,545,000
1999                                                               5,196,000
2000                                                               4,822,000
2001                                                               4,478,000
2002                                                               4,009,000
Thereafter                                                        33,196,000
----------------------------------------------------------------------------
                                                                 $57,246,000
============================================================================


Total rental expense amounted to $7,272,000 (1997), $5,543,000 (1996) and
$5,589,000 (1995). Certain leases provide for options to renew and for payment of taxes, insurance and maintenance costs.

In October 1996, ARI entered into a new seven year lease agreement for office space in Houston, Texas with a limited partnership owned directly and indirectly by the Chairman and President of the Company. ARI's annual lease expense under the lease ranges from approximately $600,000 in the first year to approximately $740,000 in the seventh year, which management believes is comparable to, or better than, rates for similar office space in the proximity. In connection with the lease, ARI performs building management services in exchange for certain reductions in the lease cost.

Note 17 - Quarterly Results of Operations (Unaudited)


                                                       Fiscal Year 1997
                                             (In thousands, except per share data)
                             -------------------------------------------------------------------------
                                 1st            2nd             3rd             4th
                               Quarter        Quarter         Quarter         Quarter          Total
                             ----------     ----------      ----------      ----------      ----------
Net sales                    $  124,591     $  155,966      $  171,930      $  161,813      $  614,300
Gross profit                 $   13,314     $   24,350      $   28,167      $   23,934      $   89,765

Income (loss) before
  minority interest         ($    3,836)    $    4,606      $    3,832      $    2,035      $    6,637
Minority interest                 2,586            157          (1,280)           (748)            715
------------------------------------------------------------------------------------------------------
Net income (loss)           ($    1,250)    $    4,763      $    2,552      $    1,287      $    7,352
======================================================================================================

Earnings (loss) per share*:
  Primary                   ($      .27)    $      .94      $      .53      $      .26      $     1.51
  Fully diluted             (       .27)           .88             .49             .25            1.46

Weighted average shares
  outstanding*:
    Primary                       4,713          5,049           4,850           4,861           4,868
    Fully diluted                 4,713          5,387           5,192           5,198           5,123

Price range of common stock*:
  High                       $   10-1/8     $    9-5/8      $    9-1/4      $    9-1/4
  Low                             6-1/2          6-5/8           5-7/8           6-7/8


*   Restated for 10% stock dividend in September 1996.



                                                       Fiscal Year 1996
                                             (In thousands, except per share data)
                             -------------------------------------------------------------------------
                                 1st            2nd             3rd             4th
                               Quarter        Quarter         Quarter**       Quarter          Total
                             ----------     ----------      ----------      ----------      ----------
Net sales                    $  112,889     $  111,641      $  123,384      $  138,712      $  486,626
Gross profit                 $   16,714     $   15,655      $   15,618      $   16,205      $   64,192

Income (loss) before
  minority interest          $    1,699     $       11     ($    9,263)    ($      886)    ($    8,439)
Minority interest                   565            889           4,826           1,010           7,290
------------------------------------------------------------------------------------------------------
Net income (loss)            $    2,264     $      900     ($    4,437)     $      124     ($    1,149)
======================================================================================================

Earnings (loss) per share*:
  Primary                    $      .39     $      .16     ($      .94)     $      .02     ($      .24)
  Fully diluted                     .37            .15     (       .94)            .02     (       .24)

Weighted average shares
  outstanding*:
    Primary                       5,847          5,562           4,704           5,385           4,708
    Fully diluted                 6,184          5,899           4,704           5,721           4,708

Price range of common stock*:
  High                       $        9     $    8-3/4      $    8-1/8      $    9-1/4
  Low                                 8          7-1/8           6               5-3/8


*   Restated for 10% stock dividend in September 1996.

** Results for the quarter include a $7.2 million non-recurring pre-tax provision for loss on disposal of property held for sale.

                     Independent Auditors' Report



Board of Directors
ERLY Industries Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of ERLY Industries Inc. and subsidiaries (the "Company") at March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.







/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
June 20, 1997

Item 14(a)2.  Financial Statement Schedules


                ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
             SCHEDULE I - CONDENSED STATEMENTS OF OPERATIONS
                              (in thousands)

                                                  Years ended March 31,
                                            --------------------------------
                                             1997         1996        1995
                                            ------       ------      -------
Corporate overhead expenses                ($2,479)     ($1,635)    ($ 2,490)
Income from subsidiaries                       600          600        1,522
Intercompany interest                       (2,235)      (1,705)        (644)
Interest expense                            (1,220)      (1,294)      (1,487)
Interest income                                273          330          186
Other income                                 1,308        1,331           27
----------------------------------------------------------------------------
Income (loss) before taxes on income        (3,753)      (2,373)      (2,886)

Taxes on income (benefit)                   (3,999)       2,185       (4,422)
----------------------------------------------------------------------------
Income (loss) before undistributed
  earnings of subsidiaries                     246       (4,558)       1,536
Undistributed earnings
  of subsidiaries                            7,106        3,409        7,739
 ----------------------------------------------------------------------------

Net income (loss)                           $7,352      ($1,149)     $ 9,275
============================================================================

                ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
                  SCHEDULE I - CONDENSED BALANCE SHEETS
                              (in thousands)

                                                   March 31,
                                           -------------------------
                                             1997             1996
                                           --------         --------
Assets
Current assets:
  Cash                                     $    430         $    289
  Accounts receivable, net                      292               96
  Other current assets                           42              781
--------------------------------------------------------------------
    Total current assets                        764            1,166

Intercompany receivable from
  Chemonics Industries, Inc.                     --            1,957
Long-term notes receivable, net                 819              819
Property, plant and equipment, net                7               10
Investment in subsidiaries*                  55,922           51,935
Deferred income taxes                         4,865            2,556
Other assets                                    121              124
--------------------------------------------------------------------
                                           $ 62,498         $ 58,567
====================================================================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and other
    current liabilities                    $  3,384         $  2,934
  Current portion of long-term
    and subordinated debt                     1,064            1,057
--------------------------------------------------------------------
    Total current liabilities                 4,448            3,991

Intercompany payable to
  American Rice, Inc.                        24,165           24,361
Long-term debt                                4,440            4,504
Subordinated debt                             4,665            5,665

Redeemable common stock warrants                               2,512
Stockholders' equity:
  Common stock                                   47               43
  Additional paid-in capital                 27,533           23,879
  Retained earnings (deficit)                (1,249)          (5,046)
  Cumulative foreign currency
    adjustments                              (1,551)          (1,342)
--------------------------------------------------------------------
    Total stockholders' equity               24,780           17,534
--------------------------------------------------------------------
                                           $ 62,498         $ 58,567
====================================================================

*  Recorded at equity in net assets of subsidiaries.

                ERLY INDUSTRIES INC. (PARENT COMPANY ONLY)
             SCHEDULE I - CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)


                                                     Years ended March 31,
                                                -------------------------------
                                                 1997        1996        1995
                                                -------    --------    --------
OPERATING ACTIVITIES:
  Net income (loss)                             $ 7,352   ($  1,149)    $ 9,275
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Undistributed earnings of subsidiaries         (7,106)     (3,409)     (7,739)
  Depreciation and amortization                      51          23          19
  Provision for loss on receivables                                         200
  Gain on redemption of warrant
     repurchase obligation                         (387)
  Change in assets and liabilities, net          (1,361)      3,166      (3,531)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           (1,451)     (1,369)     (1,776)

INVESTING ACTIVITIES:
  Change in intercompany payables, net            1,696        (745)      2,764
  Other, net                                      2,971       1,072         256
-------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            4,667         327       3,020

FINANCING ACTIVITIES:
  Intercompany loan from ARI                                 10,500
  Additional long-term debt                                     200
  Principal payments on long-term debt              (57)     (8,665)        (84)
  Principal payments on subordinated debt        (1,000)     (1,000)     (1,201)
  Redemption of redeemable
   common stock warrants                         (2,125)
  Proceeds from sale of stock                       107          37         250
-------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                           (3,075)      1,072      (1,035)
-------------------------------------------------------------------------------
INCREASE IN CASH DURING THE YEAR                    141          30         209
CASH, BEGINNING OF YEAR                             289         259          50
-------------------------------------------------------------------------------
CASH, END OF YEAR                              $    430     $   289     $   259
===============================================================================

                ERLY INDUSTRIES INC. AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                        Additions
                                --------------------------
                Balance at      Charges to       Charges       Deductions         Balance at
                beginning        costs and       to other         from              end of
Description     of period        expenses        accounts      reserves(a)          period
-----------     -----------     -----------     -----------    -----------       -----------
Year ended
March 31, 1997
--------------
Allowance for
  doubtful
  accounts      $ 1,715,000     $   653,000                    ($ 1,042,000)     $ 1,326,000
============================================================================================
Reserve for
  notes
  receivable    $   200,000                                                      $   200,000
============================================================================================

Year ended
March 31, 1996
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

Year ended
March 31, 1995
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

Date: June 30, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ERLY Industries Inc. and in the capacities and on the dates indicated:



/s/  Gerald D. Murphy           /s/  Douglas A. Murphy
--------------------------      ---------------------------
Gerald D. Murphy, Director      Douglas A. Murphy, Director
June 30, 1997                   June 30, 1997



/s/  Bill J. McFarland          /s/  William H. Burgess
---------------------------     ----------------------------
Bill J. McFarland, Director     William H. Burgess, Director
June 30, 1997                   June 30, 1997



/s/  Alan M. Wiener
------------------------
Alan M. Wiener, Director
June 30, 1997

                             EXHIBIT 11.1
                ERLY INDUSTRIES INC. AND SUBSIDIARIES
            CALCULATION OF PRIMARY INCOME (LOSS) PER SHARE
                (In thousands, except per share data)

                                                           Years ended March 31,
                                           ---------------------------------------------------------
                                            1997        1996       1995         1994          1993
                                           ------      ------     -------      -------       -------
Income (loss) from
  continuing operations                    $6,637     ($8,439)    $ 8,653      $14,765       ($10,989)
Minority interest on
  continuing operations                       715       7,290         622       (1,376)
----------------------------------------------------------------------------------------------------
  Continuing operations, net                7,352      (1,149)      9,275       13,389        (10,989)

Loss on discontinued operations                                                 (8,810)       ( 4,972)

Income from extraordinary items                                                 16,792          7,288
Minority interest on extraordinary items                                        (3,702)
-----------------------------------------------------------------------------------------------------
   Extraordinary items, net                                                     13,090          7,288
-----------------------------------------------------------------------------------------------------
Net income (loss)                          $7,352     ($1,149)    $ 9,275      $17,669       ($ 8,673)
=====================================================================================================

Average number of shares of
  common stock and common
  stock equivalents outstanding*:
   Average number of shares of
    common stock outstanding                4,731       4,708       4,663        4,472          4,357
   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                             137        (a)          859          152           (a)
-----------------------------------------------------------------------------------------------------
    Total                                   4,868       4,708       5,522        4,624          4,357
=====================================================================================================

Primary income (loss)
  per common share*:
  Income (loss) from
    continuing operations (b)             $  1.51   ($   . 24)     $ 1.68       $ 2.90        ($ 2.52)
  Loss on discontinued operations                                                (1.91)         (1.14)
  Income from extraordinary items (b)                                             2.83           1.67
-----------------------------------------------------------------------------------------------------
  Primary income (loss)
    per common share                      $  1.51    ($   .24)     $ 1.68       $ 3.82        ($ 1.99)
=====================================================================================================

* Retroactively adjusted to give effect to 10% stock dividend in September 1996.

(a) Exercise of stock options and warrants is not assumed as the computation would be anti-dilutive.
(b) Net of applicable minority interest.

                             EXHIBIT 11.2
                ERLY INDUSTRIES INC. AND SUBSIDIARIES
         CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                (In thousands, except per share data)

                                                               Years ended March 31,
                                           ----------------------------------------------------------
                                            1997        1996         1995       1994           1993
                                           ------     -------      -------     -------        -------
Income (loss) from
  continuing operations                   $ 6,637   ($ 8,439)     $ 8,653     $14,765      ($10,989)
Minority interest                             715      7,290          622      (1,376)
Interest adjustment
 on convertible debt                          103        (a)           98          80           (a)
-----------------------------------------------------------------------------------------------------
  Continuing operations, net                7,455    ( 1,149)       9,373      13,469       (10,989)

Loss on discontinued operations                                                (8,810)       (4,972)

Income from extraordinary items                                                16,792         7,288
Minority interest on extraordinary items                                       (3,702)
----------------------------------------------------------------------------------------------------
  Extraordinary items, net                                                     13,090         7,288
----------------------------------------------------------------------------------------------------
  Net income (loss), as adjusted           $7,455    ($1,149)     $ 9,373     $17,749      ($ 8,673)
====================================================================================================

Average number of shares of
  common stock and common
  stock equivalents outstanding*:
Average number of shares of
    common stock outstanding                4,731      4,708        4,663       4,472         4,357
Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                              55        (a)          942         152           (a)
Other potentially dilutive securities:
 Common stock issuable upon
 conversion of note payable                   337        (a)          338         338           (a)
----------------------------------------------------------------------------------------------------
    Total                                   5,123      4,708        5,943       4,962         4,357
====================================================================================================

Fully diluted income (loss)
  per common share*:
  Income (loss) from
    continuing operations (b)             $  1.46    ($  .24)      $ 1.58      $ 2.71       ($ 2.52)
  Loss on discontinued operations                                               (1.77)        (1.14)
  Income from extraordinary items (b)                                            2.64          1.67
-----------------------------------------------------------------------------------------------------
  Fully diluted income (loss)
    per common share                      $  1.46    ($  .24)      $ 1.58      $ 3.58       ($ 1.99)
=====================================================================================================

* Retroactively adjusted to give effect to 10% stock dividend in September 1996.

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

                              EXHIBIT 21
                         ERLY INDUSTRIES INC.
                             SUBSIDIARIES

The following is a list of all parents and principal subsidiaries of the Company reflecting ownership and the state or country of incorporation:

                                                                     % of Voting
                                                                      Securities
Parent                            Subsidiaries                           Owned
------                            ------------                         --------
ERLY Industries Inc.            American Rice, Inc.                       81%
(California)                    (Texas)

                                Chemonics Industries, Inc.               100%
                                (Arizona)

                                The Beverage Source Inc.                 100%
                                (California)

                                ERLY Juice Inc.                          100%
                                (California)

American Rice, Inc.             Comet Rice of Puerto Rico, Inc.          100%
(Texas)                         (Delaware)

                                Comet Ventures, Inc.                      90%
                                (California)

                                Comet Rice of Jamaica Limited            100%
                                (Jamaica)

                                Rice Corporation of Haiti, S.A.          100%
                                (Haiti)

                                ARI-Vinafood                              55%
                                (Vietnam)

                                BargeCarib, Inc.                         100%
                                (Texas)

                                Compania Envasadora Loreto, S.A.         100%
                                (Spain)

                                Sadrym California, Inc.                   51%
                                (California)

Chemonics Industries, Inc.      Chemonics International, Inc.            100%
(Arizona)                       (California)

                                Chemonics Fire-Trol, Inc.                100%
                                (Delaware)

                                Chemonics Industries (Canada) Ltd.       100%
                                (Canada)



All subsidiaries are included in the consolidated financial statements.