Form 10-K/A
period 1997-03-31
ERLY INDUSTRIES INC
filed 1997-08-08
CIK 30966

===============================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                          _________________

                             FORM 10-K/A-1

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

    As of August 1, 1997, there were 5,117,701 common shares outstanding and the aggregate market value of the common shares of ERLY Industries Inc. (based upon the closing price for these shares on the NASDAQ National Market) held by non-affiliates was approximately $35.6 million.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                              PART II


Item 3.   Legal Proceedings

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc. as plaintiffs against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages. The Company and ARI were named as codefendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, civil conspiracy with the Murphys and conversion. The plaintiff recently added a claim that ERLY and ARI were alter egos of the Murphys. The Company and ARI believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial position or results of operations; however, as with any litigation, the ultimate outcome is unknown. In order to minimize legal expenses, ERLY, ARI, and the Murphys are using common legal counsel in this matter and have agreed to share legal expenses ratably.

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

On July 24, 1997, Farmers Rice Milling Company, a Louisiana corporation and beneficial owner of 171,933 shares of ERLY, filed a derivative complaint on behalf of ERLY and American Rice, Inc., against Gerald D. Murphy,
Douglas A. Murphy, the Company and ARI in the United States District Court, Central District of California. The complaint alleges among other things that G.D. Murphy endangered ERLY and ARI by pledging ERLY stock owned personally by him, as part of a proposed real estate development (see above paragraph regarding the Tenzer lawsuit). Both the Company and ARI are nominal defendants, with the lawsuit being brought on behalf of the Company and ARI. The Murphys believe they have valid defenses against the complaint.


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

                                PART III


Item 10.   Directors and Executive Officers of the Company

The following is a list of the directors of ERLY Industries Inc. with information provided as of July 31, 1997:

                                           DATE ELECTED
                                           AS DIRECTOR
NAME OF DIRECTOR          AGE               OF COMPANY

Gerald D. Murphy           69               April 1964

Mr. Murphy is Chairman of the Board and Chief Executive Officer (since 1964) of the Company, and is Chairman of the Board (since 1993) and Director (since
1988) of American Rice, Inc. (which is 81% owned by ERLY). He also serves as a Director of Pinkerton's, Inc., a security and investigation services firm.


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

The following is a list of the executive officers of ERLY Industries Inc., their ages and their positions as of July 31, 1997:

Gerald D. Murphy     69         Chairman of the Board and Chief Executive
                                Officer of ERLY Industries since formation of the Company in 1964 and President of the Company from 1964 to 1990; and Chairman of the Board of American Rice, Inc. (since 1993).

Douglas A. Murphy    41         President since 1990 and Chief Operating
                                Officer since 1992 of ERLY Industries;
                                President and Chief Executive Officer since
                                1993 and Director since 1990 of American Rice,
                                Inc.; President of ERLY Juice Inc. since 1988;
                                and President of Comet American Marketing from
                                1986 to 1990.

Bill J. McFarland    60         Vice President of the Company since 1975;
                                President of the Comet American Marketing division of American Rice, Inc. since 1993;
                                Senior Vice President of American Rice, Inc.
                                since 1993; President of ERLY Food Group from
                                1990; President of The Beverage Source from
                                1979 to 1990; and President of Early
                                California Foods from 1975 until its sale in 1985.

Richard N. McCombs   51         Vice President and Chief Financial Officer of
                                the Company since 1990; Executive Vice
                                President of Finance and Administration,
                                Secretary, Treasurer and Director of American
                                Rice, Inc. since 1993; Managing Director of the ARI-Vinafood joint venture since 1994;
                                President of ISC Wines of California from 1984 to 1986; and Executive Vice President of The
                                Beverage Source from 1986 to 1990 and
                                President since 1990.

Kurt A. Grey         56         Vice President of the Company since 1982;
                                President, Cicero Industries from 1981 to 1982;
                                and Vice President, Union Bank, from 1976 to
                                1981.

Lolan M. Pullen      63         Vice President of the Company since 1986; Vice
                                President - Finance of the Early California
                                Foods division of American Rice, Inc. since
                                1996; Vice President of Comet Rice, Inc. from
                                1986 to 1993; and Vice President - Finance of
                                Early California Foods from 1976 until its sale in 1985.

Thomas A. Whitlock   47         Vice President and Corporate Controller of
                                the Company since 1991; Vice President and
                                Controller of The Beverage Source from 1987 to 1990; and Corporate Controller of the Company from 1981 to 1987.

Douglas A. Murphy, President of ERLY Industries Inc. and American Rice, Inc. is the son of Gerald D. Murphy, Chairman of the Board of the Company. There are no other family relationships among the directors or executive officers of the Company.




              COMPLIANCE WITH SECTION 16(a) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



Executive officers and directors of the Company are required to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. The Company has reviewed such reports received by it and believes that, except as specified below, all of its executive officers and directors complied with all applicable Section 16(a) filing requirements during the fiscal year ended March 31, 1997.

Annual Report Form 5 to report the effect of the 10% stock dividend in the fiscal year ended March 31, 1997 was not timely filed for R.N. McCombs, and Form 4 to report a sale of stock in August 1996 was not timely filed by J.S. Poole.

Item 11.   Executive Compensation

The following table sets forth information for each of the three fiscal years ended March 31, 1997 for the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company and its subsidiaries:

                                                                  SUMMARY COMPENSATION TABLE
                                                                  --------------------------
                                                 Annual Compensation                  Long-term Compensation
                                         ----------------------------------  -------------------------------------
                                                                                     Awards              Payouts
                                                                             -----------------------    ----------
                              Fiscal                              Other                  Securities
                              Year                                Annual     Restricted   Underlying                All Other
     Name and                 ended                               Compen-      Stock      Options/         LTIP      Compen-
Principal Position           March 31    Salary($)    Bonus($)    sation($)   Awards($)    SARs(#)      Payouts($)   sation($)
------------------           --------    --------    ---------   ---------   ----------  -----------    ----------  ----------
                                                                    (1)         (2)
Gerald D. Murphy               1997      $336,000     $101,535   $ 7,542     $ 99,525          -           -        $  6,000(3)
  Chairman of the Board and    1996       325,000      100,000     6,630         -             -           -           5,609(3)
    Chief Executive Officer    1995       310,000      120,160     7,233       43,774          -           -           9,060(3)
    of ERLY Industries Inc.
  Chairman of the Board of
    American Rice, Inc.

Douglas A. Murphy              1997       259,000       88,665     6,784       93,225          -           -           6,000(3)
  President and Chief          1996       250,000      100,000     5,000         -             -           -           5,319(3)
    Operating Officer of       1995       230,000       93,280     5,791       36,858          -           -           8,914(3)
    ERLY Industries Inc.
  President and Chief
    Executive Officer of
    American Rice, Inc.

Bill J. McFarland              1997       210,000       29,325     3,893        7,425          -           -           6,000(3)
  Vice President of ERLY       1996       204,000         -        5,555         -             -           -           4,002(3)
    Industries Inc.            1995       198,000       55,400     4,075       14,263          -           -           7,500(3)
  Senior Vice President of
    American Rice, Inc.

Thurston F. Teele              1997       206,000       85,000    10,852         -             -           -           6,000(3)
  President of Chemonics       1996       200,000      253,000     5,058         -             -           -           7,500(3)
    Industries, Inc.           1995       183,600      364,000     1,640         -             -           -           7,500(3)

Richard N. McCombs             1997       180,000         -        2,759         -            -            -           6,000(3)
  Vice President and Chief     1996       175,000       15,000       435         -          88,550         -           3,392(3)
    Financial Officer of       1995       170,000       28,560     2,418        7,347          -           -           8,106(3)
    ERLY Industries Inc.
  Executive Vice President
    of Finance and
    Administration of
    American Rice, Inc.

(1) Amounts included in this column reflect: (i) the cost of Company provided automobiles relating to personal use, (ii) the taxable value of life insurance provided by the Company, and (iii) reimbursements under the Company's Executive Medical Plan (the "Plan"). Under the Plan, key executive officers of the Company are entitled to be reimbursed for expenses incurred for medical and dental care provided to the key executive officer and his dependents which are not otherwise covered by other sources.

(2) The number of shares of restricted stock and the market value thereof held by the executive officers listed in the table at March 31, 1997, was as follows: G.D. Murphy, 11,700 shares ($99,525); D.A. Murphy, 11,300 shares ($93,225); B.J. McFarland, 900 shares ($7,425); Thurston F. Teele, none; and, R.N. McCombs, none. Such shares are restricted for a one-year period
     from the date of issuance.   Although no cash dividends have ever been
     paid on ERLY common stock, dividends, if any, would be paid on restricted stock at the times and in the same amounts as dividends paid to all shareholders.

(3) Amounts represent Company contributions to the ERLY Industries Inc. Employees Profit Sharing Retirement Plan.

The following table presents information on stock options held by the executive officers named in the Compensation Table at the end of fiscal 1997.




                 AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1997
                        AND MARCH 31, 1997 OPTION/SAR VALUES

                                                               Number of
                                                               Securities                        Value of
                                                               Underlying                      Unexercised
                                                               Unexercised                     In-the-Money
                                                             Options/SARs at                  Options/SARs at
                       Shares                               March 31, 1997 (#)             March 31, 1997 ($)(1)
                     Acquired on        Value          --------------------------       --------------------------
     Name            Exercise (#)   Realized ($)       Exercisable  Unexercisable       Exercisable  Unexercisable
------------         ------------   ---------------    -----------  -------------       -----------  -------------

Gerald D. Murphy           -               -                -               -                -             -

Douglas A. Murphy          -               -              84,186            -            $394,832          -

Bill J. McFarland          -               -              33,674            -            $157,931          -

Thurston F. Teele          -               -                -               -                -             -

Richard N. McCombs         -               -              88,550            -            $327,635          -




(1) Market value of underlying securities at March 31, 1997 ($8.25 per share), less the exercise price. The values in the last two columns have not been, and may never be, realized by the officers. Actual gains, if any, on option exercises will depend on the value of the Company's common stock on the date of exercise.

No options were granted to the above named executive officers during fiscal year 1997.

                 COMPENSATION OF DIRECTORS

Members of the Board of Directors who are not officers of the Company receive compensation of $2,000 per quarter plus a fee of $1,500 for each meeting attended in person or by telephone. In addition, in fiscal 1997, Mr. Burgess received fees of $22,500 for public relations services provided to the Company. Effective April 1, 1996, the Company will pay for outside Board members to participate in the Company's group insurance plan for medical benefits.


              EMPLOYMENT CONTRACTS AND TERMINATION
         OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Board of Directors of American Rice, Inc. has approved an employment agreement effective July 1997 with Mr. G.D. Murphy which provides that, as an employee, he shall be entitled to certain benefits for a five-year term commencing (i) on the date of termination, if termination is by notice of ARI and there has been no Change-of-Control (as defined),
(ii) on the occurrence of a Benefits Event (as defined), following a Change-of-Control, if termination is at the option of Mr. Murphy, or
(iii) on the occurrence of the last Change-of-Control preceding the date of termination, if termination is by notice of ARI. Under the terms of the employment agreement, such benefits are provided unlesss termination is both, at the option of Mr. Murphy and in the absence of a Change-of-Control. A Change-of-Control is deemed to occur if (i) any person becomes beneficial owner of 25% or more of the voting power of ARI or ERLY or (ii) during any consecutive years, the individuals comprising a majority of the Board of Directors of ARI or ERLY at the beginning of such period shall cease to constitute a majority. Generally, benefits payable under the employment agreement include: continuation of Mr. Murphy's base salary, continuation of Mr. Murphy's participation in profit sharing, and other executive compensations plans, various health care and disability plans, the right to a cash bonus in the amount of the bonus last received if ARI awards a cash bonus to any member of the Executive Group (as defined) during such five-year period, and indemnification for judgements, fines and expenses incurred by Mr. Murphy by reason of his serving as an officer. In consideration of these benefits, Mr. Murphy has agreed not to compete with ARI or to disclose any confidential information of ARI during the five-year period during which he is to receive such benefits. If ARI or its successor fails to make timely payments as required by the employment agreement, liquidated damages are set at treble the amount of such untimely payments. Certain amounts that may be paid under the employment agreement upon termination may be deemed to be "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code and, as such, would not be deductible by ARI or ERLY for federal income tax purposes.

                 COMPENSATION COMMITTEE INTERLOCKS
                     AND INSIDER PARTICIPATION

Decisions on the compensation of the Company's executive officers are made by the Compensation Committee of the Board of Directors which consists of Mr. William H. Burgess, Chairman, Mr. Gerald D. Murphy and Mr. Alan M. Wiener. Mr. Burgess is a private business consultant, Chairman of CMS Digital, Inc. and a Director of American Rice, Inc. He is the beneficial owner of 4.1% of the Company's common stock. Mr. Murphy is Chairman and Chief Executive Officer of the Company and is the beneficial owner of 30.5% of the Company's common stock. He is also Chairman of the Board of American Rice, Inc. Mr. Wiener is retired and is the beneficial owner of .08% of the Company's common stock.

All decisions by the Compensation Committee were reviewed and approved without change, by the full Board of Directors of the Company. Committee members Mr. Burgess and Mr. Wiener were responsible for the determination of Mr. G.D. Murphy's compensation as Chief Executive Officer and Mr. Murphy did not participate in any Compensation Committee or Board of Directors discussions or decisions concerning his own compensation. Except for Mr. Murphy, who is the Chief Executive Officer of the Company, no other member of the Compensation Committee is now or ever has been an officer or employee of the Company or its subsidiaries.

Mr. Burgess and Mr. Murphy are also Directors of American Rice, Inc. Both serve on ARI's Compensation Committee of the Board of Directors, with Mr. Murphy as Chairman of the Committee.

Messrs. G.D. Murphy, D.A. Murphy and W.H. Burgess also serve as Directors of American Rice, Inc. Mr. B.J. McFarland, a Director and Vice President of ERLY, is a Senior Vice President of American Rice, Inc. In addition, Mr. R.N. McCombs, Vice President and Chief Financial Officer of ERLY Industries, is a Director and Executive Vice President of American Rice.



                     TRANSACTIONS WITH MANAGEMENT


At March 17, 1997, the Company had a $1.0 million convertible promissory note payable to Douglas A. Murphy, President of the Company, which arose in April 1992. The note was convertible at any time into ERLY Industries common shares at a conversion price of $2.95 per share, the average market price of the ERLY stock for the seven trading days immediately prior to the April 1, 1993 renewal of the note (as adjusted for stock dividends issued through October 1996). The note was renewed on an annual basis each year and on April 1, 1997 Mr. Murphy again renewed the note. The new note had an interest rate of prime plus 2%, and was due in full on April 1, 1998. In July 1997, Mr. Murphy converted the entire note plus accrued interest into 351,773 shares of ERLY Industries Inc. common stock.

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plantiffs, against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages. The Company and ARI were named as codefendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, civil conspiracy with the Murphys and conversion. The plaintiff recently added a claim that ERLY and ARI were alter egos of the Murphys. The Company and ARI believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial position or results of operations; however, as with any litigation, the ultimate outcome is unknown. In order to minimize legal expenses, ERLY, ARI and the Murphys are using common legal counsel in this matter and have agreed to share legal expenses ratably.

In October 1996, the Company's subsidiary, American Rice, Inc., entered into a new seven year lease agreement for office space in Houston, Texas with a limited partnership owned directly and indirectly by D.A. Murphy, President, and G.D. Murphy, Chairman, of the Company. ARI's annual lease expense under the lease ranges from approximately $600,000 in the first year to approximately $740,000 in the seventh year, which management believes is comparable to, or better than, rates for similar office space in the proximaty. In connection with the lease, ARI performs building management services in exchange for certain reductions in the lease cost. At June 30, 1997 ARI had an account receivable of $101,639 related to amounts paid on behalf of the limited partnership.

During the fiscal year ended March 31, 1997, Gerald D. Murphy, Chairman of the Company, received officer advances of $85,000 from ARI which was the largest amount of indebtedness outstanding to ARI during the fiscal year. The amount outstanding at July 31, 1997 was $44,192. There was no interest charged on such advances.

Item 12.   Security Ownership of Certain Beneficial Owners and Management


The following table sets forth information regarding the ownership of the Company's Common Stock as of August 1, 1997 of (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Compensation Table; and (iv) all directors and executive officers of the Company and its subsidiaries as a group. Except as indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned by each stockholder.



      Name and address of             Amount and nature of      Percent of
       beneficial owner               beneficial ownership        class *
      --------------------            --------------------      ----------
     Gerald D. Murphy, Chairman         1,587,817 shares           30.5%
       ERLY Industries Inc.                Direct (1) and
       10990 Wilshire Blvd.                Indirect (2)
       Los Angeles, CA 90024

     Douglas A. Murphy, President         631,252 shares           12.1%
       and Director                        Direct (3)
       ERLY Industries Inc.
       10990 Wilshire Blvd.
       Los Angeles, CA  90024

     Kennedy Capital Management, Inc.     585,518 shares           11.4%
       10829 Olive Boulevard               Direct (4)
       St. Louis, MO  63141

     William H. Burgess, Director         210,000 shares            4.1%
       550 Palisades Drive                 Direct
       Palm Springs, CA 92262

     Richard N. McCombs                   137,461 shares            2.6%
       Vice President and                  Direct
       Chief Financial Officer
       ERLY Industries Inc.
       10990 Wilshire Blvd.
       Los Angeles, CA  90024

     Bill J. McFarland, Director           45,453 shares             .9%
       ERLY Industries Inc.                Direct
       10990 Wilshire Blvd.
       Los Angeles, CA  90024

     Alan M. Wiener, Director               4,009 shares            .08%
       ERLY Industries Inc.                 Direct
       10990 Wilshire Blvd.
       Los Angeles, CA  90024

     Thurston F. Teele, President            --                      --
       Chemonics Industries, Inc.
       1133 20th Street, N.W., #600
       Washington, D.C.  20036


     All directors and executive officers
       as a group (11 persons)          2,010,815 shares (5)       37.7%

     * The percentages of shares held assume that options, warrants or convertible notes held by the particular individual, if any, have been exercised or converted, and no others.

     (1)  Mr. Gerald D. Murphy, Chairman of the Board of the
          Company, is the record holder of 951,515 shares.

     (2) Mr. Gerald D. Murphy's indirect beneficial ownership represents 636,302 shares owned (1) directly by his son Douglas A. Murphy, President of the Company, and
          (2) held in trust for his grandson. Of this total, Gerald D. Murphy has voting control of the 5,050 shares held in trust for his grandson, however, he denies holding voting or investment control of the balance of the 631,252 shares owned directly by his son, Douglas A. Murphy.

     (3) Mr. Douglas A. Murphy, President of the Company, is the record holder of 547,066 shares and has the right to acquire an additional 84,186 shares pursuant to options granted under the 1982 Incentive Stock Option Plan.

     (4)  Based on Schedule 13G filed February 7, 1997 with the
          Securities and Exchange Commission. The filer is an investment advisor with discretionary accounts for investment purposes.

     (5) The number of shares shown as beneficially owned by all directors and officers as a group includes stock options held by officers to purchase 213,145 shares of the Company's stock.

Item 13.   Certain Relationships and Related Transactions


See "Compensation Committee Interlocks and Insider Participation" under
Item 11.



Certain Business Relationships


In conjunction with a transaction completed in May 1993, ERLY combined its investment in its wholly owned subsidiary, Comet Rice, Inc. into American Rice, Inc. As a result of the transaction, ERLY increased its ownership in the combined voting rights of ARI stock outstanding from 48% to 81%. ERLY's ownership in ARI consists of 777,777 shares of ARI Common Stock (each share of which is entitled to one vote), 777,777 shares of Series A Preferred Stock (each share of which is entitled to one vote and is convertible into one share of ARI Common Stock), and 2,800,000 shares of Series B Preferred Stock (each share of which is entitled to two votes and is convertible into two shares of ARI Common Stock). Because of their positions as directors and significant shareholders of ERLY Industries, Messrs. G.D. Murphy, D.A. Murphy, and
W.H. Burgess could be deemed to be the beneficial owners of the ARI stock owned by ERLY Industries.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

    (4) Trust Indenture dated August 24, 1995 by and among American Rice, Inc. and U.S. Trust Company of Texas for $100,000,000 13% Mortgage Notes due 2002 (incorporated by reference to Exhibit
            4.1 of ARI's Form S-1, file No. 33-60539).

    (10)    Form of Employment Agreement Between American
            Rice, Inc. and G.D. Murphy (incorporated by reference to ARI's 1997 Form 10-K/A, Amendment
            No. 1, file No. 0-17039).

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

Dated:  August 8, 1997
----------------------