Form 10-Q
period 1997-06-30
ERLY INDUSTRIES INC
filed 1997-08-15
CIK 30966

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended June 30, 1997         Commission file number 1-7894



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


     As of July 31, 1997, there were 5,117,701 shares of the Registrant's common stock outstanding.

                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                             June 30,         March 31,
                                               1997             1997
                                           ------------     ------------
                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                $  5,865,000     $  5,584,000
  Notes and accounts receivable, less
    allowance for doubtful accounts
    of $1,408,000 (June 30) and
    $1,326,000 (March 31)                    89,139,000       85,789,000
  Inventories:
    Raw materials                            46,781,000       49,745,000
    Finished goods                           78,448,000       79,950,000
                                             ----------       ----------
                                            125,229,000      129,695,000
  Prepaid expenses and other
    current assets                            3,626,000        3,354,000
                                            -----------      -----------
      Total current assets                  223,859,000      224,422,000

Long-term notes receivable, net               1,503,000        1,503,000
Property, plant and equipment, net           71,527,000       71,571,000
Other assets                                 23,400,000       23,222,000
                                           ------------     ------------
                                           $320,289,000     $320,718,000
                                           ============     ============

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, collateralized            $100,574,000     $ 87,740,000
  Accounts payable                           57,582,000       64,069,000
  Accrued payroll and other
    current liabilities                      23,250,000       23,307,000
  Income taxes payable                        1,469,000        1,936,000
  Current portion of long-term
    and subordinated debt                     1,532,000        1,502,000
                                            -----------      -----------
      Total current liabilities             184,407,000      178,554,000

Long-term debt                              100,738,000      100,584,000
Subordinated debt                             4,665,000        4,665,000
Deferred income taxes payable                 1,501,000        1,501,000
Minority interest                             8,648,000       10,634,000
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 15,000,000 shares
    Issued and outstanding:
    4,764,415 shares (June 30) and
    4,740,415 shares (March 31)                  48,000           47,000
  Additional paid-in capital                 27,731,000       27,533,000
  Retained earnings (deficit)                (5,942,000)      (1,249,000)
  Cumulative foreign currency
    adjustments                              (1,507,000)      (1,551,000)
                                            -----------      -----------
      Total stockholders' equity             20,330,000       24,780,000
                                           ------------     ------------
                                           $320,289,000     $320,718,000
                                           ============     ============


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1997 and 1996


                                             Three months ended June 30,
                                         ----------------------------------
                                             1997                  1996
                                         ------------           -----------
                                                     (Unaudited)

Net sales                                $130,511,000          $124,591,000
Cost of sales                             115,204,000           111,277,000
                                          -----------           -----------
    Gross profit                           15,307,000            13,314,000

Selling, general and
  administrative expenses                  15,423,000            11,660,000
Interest expense                            6,524,000             5,164,000
Interest income                              (168,000)              (86,000)
Other expense                                 257,000               319,000
                                           ----------            ----------
                                           22,036,000            17,057,000
                                           ----------            ----------
Income (loss) before taxes on
  income and minority interest             (6,729,000)           (3,743,000)
Taxes on income                                 -                    93,000
                                           ----------            ----------
Income (loss) before
  minority interest                        (6,729,000)           (3,836,000)

Minority interest*                          2,036,000             2,586,000
                                         ------------          ------------
Net income (loss)                       ($  4,693,000)        ($  1,250,000)
                                         ============          ============


Net income (loss) per share
  of common and common stock
  equivalents:
    Primary**                                   ($.99)                ($.27)
                                                =====                  ====

    Fully diluted**                             ($.99)                ($.27)
                                                =====                  ====
Weighted average common and
  common stock equivalents:
    Primary**                               4,753,000             4,713,000

    Fully diluted**                         4,753,000             4,713,000



* Represents minority interest in net earnings or loss of American Rice, Inc. applicable to common stock, after preferred stock dividend requirements (See Note 1).

** 1996 amounts have been restated for a 10% stock dividend in September 1996.



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended June 30, 1997 and 1996

                                              Three months ended June 30,
                                            -----------------------------
                                                1997             1996
                                            -----------      ------------
                                                     (Unaudited)

OPERATING ACTIVITIES:
Net income (loss)                          ($ 4,693,000)    ($ 1,250,000)
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization               2,380,000        1,851,000
  Minority interest                          (2,036,000)      (2,586,000)
  Provision for loss on receivables              82,000           60,000
  Change in assets and liabilities:
   (Increase) in receivables                 (3,432,000)      (5,248,000)
   Decrease in inventories                    4,466,000        6,426,000
   (Increase) decrease in prepaid
     expenses and other current assets         (272,000)         123,000
   (Decrease) in accounts payable,
     other current liabilities and
     taxes payable                           (7,011,000)      (3,774,000)
   Other, net                                  (309,000)        (536,000)
                                              ---------        ---------
NET CASH (USED IN)
  OPERATING ACTIVITIES                      (10,825,000)      (4,934,000)

INVESTING ACTIVITIES:
Additions to property, plant
 and equipment                               (1,912,000)      (1,354,000)
Disposition of property, plant
 and equipment                                    -               20,000
                                              ---------        ---------
NET CASH (USED IN)
  INVESTING ACTIVITIES                       (1,912,000)      (1,334,000)

FINANCING ACTIVITIES:
Increase in notes payable                    12,834,000        8,280,000
Increase in long-term debt                      184,000          235,000
                                              ---------        ---------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                       13,018,000        8,515,000
                                              ---------        ---------
INCREASE IN CASH
  DURING THE QUARTER                            281,000        2,247,000

CASH, BEGINNING OF QUARTER                    5,584,000        3,819,000
                                            -----------      -----------
CASH, END OF QUARTER                        $ 5,865,000      $ 6,066,000
                                            ===========      ===========

Supplemental cash flow information -
  Net cash paid for the quarter for:
    Interest expense                        $ 2,582,000      $ 2,541,000
    Income taxes                            $   184,000      $   194,000



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        For the three months ended June 30, 1997
                                     (Unaudited)



                                                                      Cumulative
                      Common Stock        Additional    Retained       Foreign           Total
                   -------------------     Paid-in      Earnings       Currency       Stockholders'
                    Shares     Dollars     Capital      (Deficit)     Adjustments       Equity
                   ---------   -------   -----------   -----------    -----------     -----------
Balance
April 1, 1997      4,740,415   $47,000   $27,533,000   ($1,249,000)   ($1,551,000)    $24,780,000

Net income (loss)
 for the period                                        ( 4,693,000)                    (4,693,000)

Common stock
 issued               24,000     1,000       198,000                                      199,000

Foreign currency
 adjustments                                                               44,000          44,000
                   ---------   -------   -----------   -----------    -----------     -----------
Balance
June 30, 1997
 (unaudited)       4,764,415   $48,000   $27,731,000   ($5,942,000)   ($1,507,000)    $20,330,000
                   =========   =======   ===========   ===========    ===========     ===========



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ERLY INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the three months ended June 30, 1997 and 1996

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

Reference should be made to the Notes To Consolidated Financial
Statements in the Company's 1997 Form 10-K for a discussion of accounting policies and other significant matters.

The accompanying consolidated financial statements include the accounts of ERLY Industries Inc. and its subsidiaries (the
"Company" or "ERLY"). All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated.

Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 1997, the Company had net operating loss carryforwards for federal tax reporting purposes of approximately $34 million, which expire at various dates, primarily in years 2002 through 2011. Tax expense reflected in the consolidated statements of operations represents estimated federal, state and foreign tax expense on pre-tax earnings reduced by the utilization of deferred tax assets relating to net operating loss carryforwards that had previously been reserved.

Primary earnings per share are based on the weighted average number of: (1) common shares, and (2) dilutive common share equivalents (consisting of stock options and warrants) outstanding during each period presented. Fully diluted earnings per share assumes conversion of a $1 million convertible note payable, unless conversion would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which is effective for periods ending after December 15, 1997 and specifies the computation, presentation and disclosure requirements of earnings per share ("EPS"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. Pro forma basic and diluted EPS for all historical periods presented, assuming SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different from the primary and fully diluted EPS presented.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These three statements will not have any effect on the Company's 1997 financial statements, however, management is evaluating what, if any, additional disclosure may be required when these statements are implemented.

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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. The current ARI loan agreements prohibit the payment of any dividends. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($1,046,000) and ($1,305,000) for the three months ended June 30, 1997 and 1996, respectively. ERLY also earned Series B preferred dividends of $1,295,000 for each of the three month periods ended June 30, 1997 and 1996.


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

Operating results reflected in the accompanying financial statements do not include CSC Olives' operating activities before July 5, 1996. The following summarized pro forma information assumes the Olive Acquisition occurred on the first day of the prior fiscal year (in thousands, except per share data):

                                        Three months ended
                                          June 30, 1996
                                        ------------------
Net sales                                    $142,813

Net income (loss)                           ($  3,870)

Earnings (loss) per share:
  Primary                                   ($    .81)
  Fully diluted                             ($    .81)

Note 3 - Long-term and Subordinated Debt

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends. As of June 30, 1997, ARI was not in compliance with a covenant under its $85 million line of credit relating to the attainment of a certain interest coverage ratio. ARI has obtained a waiver from the bank to this covenant as of June 30, 1997.

Note 4 - Commitments and Contingencies

On July 24, 1997, Farmers Rice Milling Company, a Louisiana corporation and beneficial owner of 171,933 shares of ERLY, filed a derivative complaint on behalf of ERLY and ARI, against Gerald D. Murphy, Douglas A. Murphy, the Company and ARI in the U.S. District Court, Central District of California. The complaint alleges among other things that G.D. Murphy endangered ERLY and ARI by pledging ERLY stock owned personally by him, as part of a proposed real estate development (see paragraph below regarding the Tenzer lawsuit). Both the Company and ARI are nominal defendants, with the lawsuit being brought on behalf of the Company and ARI. The Murphys believe they have valid defenses against the complaint.

ARI has also been named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in U.S. District Court in Houston, Texas by Rice Milling
& Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997 and have also been directors of ARI since October 1993 and prior to October 1993 were officers of ARI.
In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things that ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. In April 1997, ARI obtained a restraining order from the U.S. District Court of the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. The Company believes that this litigation will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown.

In April 1995, a lawsuit was filed in the District Court of Harris County, Texas, by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs, against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages. The Company and ARI were named as codefendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, civil conspiracy with the Murphys and conversion. The plaintiff recently added a claim that ERLY and ARI were alter egos of the Murphys. The Company and ARI believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. In order to minimize legal expenses, ERLY, ARI and the Murphys are utilizing common legal counsel in this matter and have agreed to share legal expenses ratably.

Item 2.   ERLY INDUSTRIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
          -------------------------------------------------

  RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996


Consolidated Results

For the quarter ended June 30, 1997, the Company reported a net loss of $4.7 million on sales of $131 million, as compared to a net loss of $1.3 million on sales of $125 million for the first quarter of the prior fiscal year.

The increased loss over last year is due to losses reported by the Company's Consulting and Fire-Trol subsidiaries. Both of these entities were profitable in the first quarter last year but had losses for the current quarter.

Sales for the first quarter of fiscal 1997 were up $6 million from the first quarter of last year, primarily due to a $16 million increase in sales by American Rice, partially offset by decreases at Chemonics International ($6.0 million) and Fire-Trol ($4.3 million).

Gross profit for the quarter ended June 30, 1997 was $15.3 million, an increase of $2.0 million from the quarter ended June 30, 1996, primarily as a result of a $4.9 million increase at ARI, partially offset by lower gross profit by Chemonics International and Fire-Trol due to their lower sales.


American Rice

Sales for the quarter ended June 30, 1997 increased $16.0 million, or 16.4%, from $97.4 million in fiscal 1997 to $113.4 million in fiscal 1998. Of this increase, $16.2 million related to olive sales from the division acquired in July 1996, and $.7 million resulted from increased export sales of rice, partially offset by a $.9 million decrease in sales of rice in the United States.

Gross profit was 10.1% of sales for the quarter ended June 30, 1997 compared to 6.7% for the first quarter of last year. Gross profit increased $4.9 million, or 75%, from $6.5 million in the first quarter last year to $11.5 million in the first quarter of this year, due primarily to the acquisition of the olive business in July 1996.

ARI's selling, general and administrative expenses of $8.9 million increased $2.5 million, or 38%, from $6.4 million last year. Selling, general and administrative expenses increased due to higher advertising and promotional expenses associated with the acquisition of the olive business.

Chemonics International - Consulting

For the quarter ended June 30, 1997, revenues for International were $15.3 million, a decrease of $6.0 million, or 28%, from revenues of $21.3 million for the comparable period last year.

During the first quarter of last year, International had several active projects in the former Soviet Union. These projects have since been completed or are near completion, resulting in a decline in revenues from a year ago. Gross profit was $3.9 million (26% of revenues) for the quarter compared to gross profit of $5.3 million (25% of revenues) for the first quarter of last year. This decrease of $1.4 million in gross profit is due to the decrease in sales for the quarter.

In order to expand its revenue base and leverage experience gained in International Consulting, Chemonics recently formed a new company involved in food distribution in South Africa. This operation is in the start-up phase and is not yet profitable, which also negatively impacted results for the quarter.


Chemonics Industries - Fire-Trol

The forest fire season has started off very slowly this year. Fire-Trol reported net sales of only $1.6 million for the quarter, down significantly from the $5.9 million in sales recorded for the first quarter last year. Last year's results reflected a much earlier and more active forest fire season, especially in the United States, than is currently being experienced. Gross profit for the quarter was a negative $283,000, compared to $1.5 million last year, a decrease of $1.8 million as a result of the decline in sales.


General

Consolidated interest expense totaled $6.5 million for the quarter ended June 30, 1997, compared to $5.2 million for the same quarter of last year. This increase reflects increased borrowings and increases in the cost of funds from a year ago. Interest expense in both periods includes amortization of capitalized debt issuance costs.

                LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, consolidated working capital was $39.5 million, compared to $45.9 million at March 31, 1997, a decrease of $6.4 million, primarily due to a $12.8 million increase in short-term borrowings for the quarter, partially offset by a $7.0 million reduction in payables.

Stockholders' equity was $20.3 million at June 30, 1997, compared to $24.8 million at March 31, 1997, a decrease of $4.5 million as a result of the net loss for the quarter.

For the quarter ended June 30, 1997, cash used in operations was $11.5 million, primarily related to the loss for the quarter and a $7.0 million decrease in payables. Expenditures for capital equipment were $1.9 million for the quarter. Cash used in operations and investing activities were provided by a $13.0 million increase from financing activities, primarily borrowings under the Company's lines of credit.

ARI has an $85 million revolving credit loan with interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio. The loan provides financing for ARI's rice and olive operations. At June 30, 1997, the outstanding balance on this loan was $83.7 million.

Chemonics Industries, Inc. has lines of credit totaling $20 million which provide financing for both Consulting and Fire-Trol.

In July 1997, ARI completed a sale and leaseback transaction for substantially all of its olive processing plant and machinery located in Visalia, California. ARI realized proceeds from the sale of approximately $9 million which were used for operating purposes. These assets were leased for a seven year term with a two year extension option.

ARI's liquidity in the quarter ended June 30, 1997 and currently, has been impaired primarily as a result of the loss of financing associated with the RMTI agreement (see Note 4 to the Consolidated Financial Statements and Part II - Legal Proceedings). In addition to the sale and leaseback transaction discussed above, the Company is exploring several other opportunities to improve liquidity.

                             PART II

                       OTHER INFORMATION


Item 1.  Legal Proceedings

On July 24, 1997, Farmers Rice Milling Company, a Louisiana corporation and beneficial owner of 171,933 shares of ERLY, filed a derivative complaint on behalf of ERLY and ARI, against Gerald D. Murphy, Douglas A. Murphy, the Company and ARI in the U.S. District Court, Central District of California. The complaint alleges among other things that G.D. Murphy endangered ERLY and ARI by pledging ERLY stock owned personally by him, as part of a proposed real estate development (see paragraph below regarding the Tenzer lawsuit). Both the Company and ARI are nominal defendants, with the lawsuit being brought on behalf of the Company and ARI. The Murphys believe they have valid defenses against the complaint.

ARI has also been named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in U.S. District Court in Houston, Texas by Rice Milling
& Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997 and have also been directors of ARI since October 1993 and prior to October 1993 were officers of ARI.
In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. In April 1997, ARI obtained a restraining order from the U.S. District Court of the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. The Company believes that this litigation will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown.

In April 1995, a lawsuit was filed in the District Court of Harris County, Texas, by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs, against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages. The Company and ARI were named as codefendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, civil conspiracy with the Murphys and conversion. The plaintiff recently added a claim that ERLY and ARI were alter egos of the Murphys. The Company and ARI believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. In order to minimize legal expenses, ERLY, ARI and the Murphys are utilizing common legal counsel in this matter and have agreed to share legal expenses ratably.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      11.1  Calculation of Primary Income (Loss) Per Share

      11.2  Calculation of Fully Diluted Income (Loss) Per Share

      27    Financial Data Schedule (electronic filing)


(b)   No reports on Form 8-K were filed during the quarter ended
      June 30, 1997.







                            SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ERLY INDUSTRIES INC.
                                               (Registrant)



Date:    August 15, 1997                 By /s/ Thomas A. Whitlock
                                            ----------------------
                                            Thomas A.Whitlock
                                            Vice President and
                                            Corporate Controller

                               EXHIBIT 11.1
                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
              CALCULATION OF PRIMARY INCOME (LOSS) PER SHARE
                   (In thousands except per share data)


                                            Three months ended June 30,
                                            ---------------------------
                                               1997            1996
                                             -------          -------
                                                    (Unaudited)
Income (loss) before
  minority interest                         ($ 6,729)        ($ 3,836)
Minority interest                              2,036            2,586
                                             -------          -------
  Net income (loss)                         ($ 4,693)        ($ 1,250)
                                             =======          =======

Average number of shares of
  common stock and common
  stock equivalents outstanding:
   Average number of shares of
    common stock outstanding                   4,753            4,713*

   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                               (a)              (a)
                                               -----            -----
    Total                                      4,753            4,713*
                                               =====            =====

Primary income (loss)
  per common share                          ($   .99)        ($   .27)*
                                             =======          =======



(a) Exercise of stock options and warrants is not assumed as the computation would be anti-dilutive.

*     Restated for a 10% stock dividend in September 1996.

                               EXHIBIT 11.2
                  ERLY INDUSTRIES INC. AND SUBSIDIARIES
           CALCULATION OF FULLY DILUTED INCOME (LOSS) PER SHARE
                   (In thousands except per share data)



                                           Three months ended June 30,
                                           ---------------------------
                                              1997             1996
                                             -------         -------
                                                   (Unaudited)

Income (loss) before
   minority interest                        ($ 6,729)        ($ 3,836)
Interest adjustment - convertible
  note payable                                  (a)              (a)
                                             -------          -------
Income (loss) before minority interest,
  as adjusted                                 (6,729)          (3,836)

Minority interest                              2,036            2,586
                                             -------          -------
   Net income (loss), as adjusted           ($ 4,693)        ($ 1,250)
                                             =======          =======

Average number of shares of
  common stock and common
  stock equivalents outstanding                4,753            4,713*
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable                  (a)              (a)
                                               -----            -----
      Total                                    4,753            4,713*
                                               =====            =====

Fully diluted income (loss)
  per common share                          ($   .99)        ($   .27)*
                                             =======          =======


(a) Exercise of stock of options, warrants and convertible note is not assumed as the computation would be anti-dilutive.

*    Restated for a 10% stock dividend in September 1996.