Form 10-Q
period 1997-09-30
ERLY INDUSTRIES INC
filed 1997-11-19
CIK 30966

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended September 30, 1997     Commission file number 1-7894



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

     As of October 31, 1996 there were 5,221,337 shares of the Registrant's common stock outstanding.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                          September 30,       March 31,
                                              1997              1997
                                          -------------     ------------
                                                    (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                $  4,640,000     $  5,584,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $1,551,000 (September 30) and
    $1,326,000 (March 31)                    82,509,000       85,789,000
  Inventories:
    Raw materials                            50,013,000       49,745,000
    Finished goods                           72,383,000       79,950,000
                                             ----------       ----------
                                            122,396,000      129,695,000
  Prepaid expenses and other
    current assets                            4,723,000        3,354,000
                                            -----------      -----------
      Total current assets                  214,268,000      224,422,000


Long-term notes receivable, net               1,503,000        1,503,000
Property, plant and equipment, net           72,275,000       71,571,000
Other assets                                 23,662,000       23,222,000
                                           ------------     ------------
                                           $311,708,000     $320,718,000
                                           ============     ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable, collateralized            $ 85,078,000     $ 87,740,000
  Accounts payable                           59,464,000       64,069,000
  Accrued payroll and other
    current liabilities                      23,948,000       23,307,000
  Income taxes payable                        1,345,000        1,936,000
  Current portion of long-term
    and subordinated debt                     2,518,000        1,502,000
                                             ----------       ----------
      Total current liabilities             172,353,000      178,554,000

Long-term debt                              107,411,000      100,584,000
Subordinated debt                             4,665,000        4,665,000
Deferred income taxes payable                   315,000        1,501,000
Minority interest                             6,511,000       10,634,000
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 15,000,000 shares
    Issued and outstanding:
    5,221,337 shares (September 30)
    and 4,740,415 shares (March 31)              52,000           47,000
  Additional paid-in capital                 28,934,000       27,533,000
  Retained earnings (deficit)                (6,963,000)      (1,249,000)
  Cumulative foreign currency
    adjustments                              (1,570,000)      (1,551,000)
                                           ------------     ------------
      Total stockholders' equity             20,453,000       24,780,000
                                           ------------     ------------
                                           $311,708,000     $320,718,000
                                           ============     ============


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three and six months ended September 30, 1997 and 1996


                                 Three months ended              Six months ended
                                    September 30,                  September 30,
                              ---------------------------   ---------------------------
                                   1997          1996           1997           1996
                              ------------   ------------   ------------   ------------
                                      (Unaudited)                   (Unaudited)

Net sales                     $116,302,000   $155,966,000   $246,813,000   $280,557,000
Cost of sales                   96,915,000    131,616,000    212,119,000    242,893,000
                              ------------   ------------   ------------   ------------
    Gross profit                19,387,000     24,350,000     34,694,000     37,664,000

Selling, general and
  administrative expenses       15,161,000     13,625,000     30,584,000     25,285,000
Interest expense                 7,233,000      6,094,000     13,757,000     11,258,000
Interest income                   (155,000)      (146,000)      (323,000)      (232,000)
Other (income) expense             163,000        (54,000)       420,000        265,000
                                ----------     ----------     ----------     ----------
                                22,402,000     19,519,000     44,438,000     36,576,000

Income (loss) before taxes
  on income and
  minority interest             (3,015,000)     4,831,000     (9,744,000)     1,088,000

Taxes on income                      7,000        225,000          7,000        318,000
                                 ---------      ---------      ---------      ---------
Income (loss) before
  minority interest             (3,022,000)     4,606,000     (9,751,000)       770,000

Minority interest*               2,001,000        157,000      4,037,000      2,743,000
                               -----------     ----------     ----------     ----------
Net income (loss)             ($ 1,021,000)    $4,763,000    ($5,714,000)    $3,513,000
                               ===========     ==========     ==========     ==========

Net income (loss) per share
  of common and common
  stock equivalents:
    Primary                         ($ .20)         $ .94         ($1.16)         $ .67
                                     =====          =====          =====          =====

    Fully diluted                   ($ .20)         $ .89         ($1.16)         $ .64
                                     =====          =====          =====          =====

Weighted average common and
  common stock equivalents:
    Primary                      5,088,000      5,041,000      4,921,000      5,225,000

    Fully diluted                5,088,000      5,378,000      4,921,000      5,562,000


* Represents minority interest in net earnings or loss of American Rice, Inc. applicable to common stock, after preferred stock dividend requirements (see
   Note 1).




See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended September 30, 1997 and 1996

                                                   Six months ended
                                                     September 30,
                                             ---------------------------
                                                  1997           1996
                                             ------------     ----------
                                                     (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                             ($5,714,000)    $3,513,000
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
   Minority interest in ARI                    (4,037,000)    (2,743,000)
   Depreciation and amortization                4,729,000      4,107,000
   Provision for loss on receivables              225,000        174,000
   Gain on redemption of warrant
    repurchase obligation                                       (387,000)
   Change in assets and liabilities,
    excluding effect from acquisition
    of olive business:
    (Increase) decrease in receivables          3,055,000    (15,136,000)
    (Increase) decrease in inventories          7,299,000      8,863,000
    (Increase) decrease in prepaid
      expenses and other current assets        (1,369,000)       231,000
    Increase (decrease) in accounts
      payable, other current
      liabilities and taxes payable            (5,741,000)       748,000
    Other, net                                 (1,131,000)    (1,000,000)
                                                ---------     ----------
NET CASH (USED IN)
  OPERATING ACTIVITIES                         (2,684,000)    (1,630,000)

INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment  (4,557,000)    (2,552,000)
  Disposition of property, plant and equipment                    71,000
  Acquisition of olive business                              (33,952,000)
  Disposition of property held for sale                        2,255,000
                                                ---------      ---------
NET CASH (USED IN)
  INVESTING ACTIVITIES                         (4,557,000)   (34,178,000)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable         (2,662,0000)   38,884,000
  Increase (decrease) in long-term
    and subordinated debt                        8,843,000       380,000
  Redemption of redeemable
    common stock warrants                                     (2,125,000)
  Proceeds from sale of stock                     116,000        100,000
  Mortgage notes issuance cost                                    (3,000)
                                               ----------     ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                          6,297,000     37,236,000
                                               ----------     ----------
INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                              (944,000)     1,428,000

CASH, BEGINNING OF PERIOD                       5,584,000      3,819,000
                                              -----------    -----------
CASH, END OF PERIOD                           $ 4,640,000    $ 5,247,000
                                              ===========    ===========

Supplemental cash flow information:
 Net cash paid during the period for:
      Interest expense                        $11,829,000    $10,289,000
      Income taxes                            $   582,000    $   719,000


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       For the six months ended September 30, 1997
                                       (Unaudited)


                                                                   Cumulative
                     Common Stock        Additional   Retained       Foreign         Total
                  -------------------     Paid-in     Earnings      Currency     Stockholders'
                   Shares     Dollars     Capital     (Deficit)    Adjustments      Equity
                  ---------  --------   -----------   ----------  ------------   -----------
Balance
April 1, 1997     4,740,415   $47,000   $27,533,000 ($ 1,249,000) ($1,551,000)   $24,780,000

Net income (loss)
 for the period                                       (5,714,000)                 (5,714,000)

Common stock
 issued             129,149     1,000      405,000                                   406,000

Conversion of
 note payable
  to stock          351,773     4,000      996,000                                 1,000,000

Foreign currency
adjustments                                                           (19,000)       (19,000)
                  ---------  --------   -----------    ----------  -----------  ------------
Balance
September 30,
 1997
(unaudited)       5,221,337   $52,000   $28,934,000  ($6,963,000)  ($1,570,000)  $20,453,000
                  =========   =======   ===========   ===========  ===========  ============



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ERLY INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  For the three and six months ended September 30, 1997 and 1996

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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. The current ARI loan agreements prohibit the payment of any dividends. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($1,030,000) and ($2,076,000) for the three and six months ended September 30, 1997 and 1996, respectively. ERLY also earned Series B preferred dividends of $1,295,000 for each of the three month periods ended September 30, 1997 and 1996, and $2,590,000 for each of the six month periods ended September 30, 1997 and 1996. As of September 30, 1997, ARI Series B Preferred Stock dividends accumulated, but not declared, total $22.4 million.


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

Operating results reflected in the accompanying financial statements do not include CSC Olives' operating activities before July 5, 1996. The following summarized pro forma information assumes the Acquisition occurred on the first day of the prior fiscal year (in thousands, except per share data):

                               Three months ended      Six months ended
                               September 30, 1996     September 30, 1996
                               ------------------     ------------------

Net sales                         $ 156,767              $ 299,580

Net income                        $   4,737              $   1,688

Earnings per share:
  Primary                         $     .94              $     .32
  Fully diluted                   $     .89              $     .31

Note 3 - Long-term and Subordinated Debt

Certain of the Company's and subsidiaries' long-term debt agreements require maintenance of minimum amounts or ratios related to working capital, long-term debt and net worth, in addition to the observance of other covenants. These restrictions also preclude the payment of cash dividends.

Note 4 - Commitments and Contingencies

In July 1997, The Powell Group, a diversified holding company based in Baton Rouge, Louisiana, through its wholly owned subsidiary, Farmers Rice Milling Company, a Louisiana corporation, filed a shareholder derivative complaint purportedly on behalf of ERLY and ARI, against Gerald D. Murphy, Douglas A. Murphy, the Company and ARI in the U.S. District Court, Central District of California. Farmers Rice subsequently amended the complaint to add all of the other directors of ERLY and ARI as defendants.

In the complaint, Farmers Rice alleges (1) breach of fiduciary duty, (2) waste of corporate assets, and (3) illegal corporate loan. The derivative complaint further requests injunctive relief prohibiting the Company and ARI from making allegedly ongoing litigation defense payments on behalf of Gerald D. Murphy and Douglas A. Murphy and requiring ongoing indemnification by such individuals to the Company and ARI. Both the Company and ARI are nominal defendants with the lawsuit being brought on behalf of the Company and ARI against Gerald D. Murphy and Douglas A. Murphy. The complaint principally challenges certain litigation expenditures incurred by the Company in connection with litigation to which the Company, ARI, Gerald D. Murphy and Douglas A. Murphy are parties, which is described below. While the complaint alleges that such expenditures were improperly incurred, in fact, all expenditures and the involvement of the Company in the underlying litigation were fully authorized by the Companys' Boards of Directors.

The Company filed a motion to dismiss the lawsuit due to The Powell Group's failure to either make a demand on the boards of directors to take action with respect to the wrongs alleged or to very specifically allege the facts which demonstrate why a demand on the boards would be futile. The Company also argued that the issues in the derivative action were issues which the disinterested directors in pre-litigation resolutions had taken steps to resolve, such that these issues were properly dealt with in the first instance by the boards themselves. The Court agreed and dismissed the complaint without prejudice in November 1997. The Company does not expect
The Powell Group to re-file the lawsuit.

In April 1995, a lawsuit was filed in the District Court of Harris County, Texas, by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs, against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, over their contractual obligations, if any, to the partnership. The Company and ARI were named as codefendants in the lawsuit allegedly because of their efforts to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, fraud, civil conspiracy with the Murphys and conversion. The plaintiff subsequently added a claim that ERLY and ARI were alter egos of the Murphys.

In order to minimize legal expenses, ERLY, ARI and the Murphys are utilizing common legal counsel in this matter. Gerald D. Murphy has agreed to pay up to 50% of such expenses after any insurance recoveries as determined by the members of the board of directors not a party to the lawsuit. On September 9, 1997 the jury in this litigation returned two alternative verdicts in favor of the plaintiffs and the plaintiffs were required to elect between those verdicts. The plaintiffs elected the jury's tort claim verdict in the amount of $9,657,000 rendered jointly and severally against Gerald D. Murphy, Douglas A. Murphy, ERLY and ARI, along with separate awards of punitive damages against Gerald D. Murphy of $3,000,000, Douglas A. Murphy of $500,000, ERLY of $100,000, and ARI of $100,000. The defendants have filed motions before the trial court for judgment in defendants' favor notwithstanding the verdict and for a reduction of the amounts awarded by the jury based, in part, on the absence of evidence to support those amounts. In the event any judgment is entered against the Company or ARI, the Company and ARI intend to appeal that judgment. At this time, prior to the trial court's rulings on the defendants' expected motions to set aside or reduce the verdicts, the Company cannot state whether or not the outcome of this litigation may have a material impact on its or ARI's financial condition. It may be some time before an actual final judgment is entered.


ARI was named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in U.S. District Court in Houston, Texas by Rice Milling & Trading Investments, LTD., an Isle of
Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997, and prior to October 1993 they were officers of ARI. Messrs.
Howland and Prchal were directors of ARI from October 1993 to October 1997. In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. In April 1997, ARI obtained a preliminary injunction from the U.S. District Court of the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. In October 1997, ARI voluntarily terminated this injunction. RMTI has added claims of fraud, participation in breach of duty, and tortuous interference against ARI. The date for the trial has not been set. The Company believes that this litigation will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown.



Note 5 - Stockholders' Equity

In October 1997, the Company declared a 10% stock dividend to shareholders of record at the close of business on October 31, 1997.

Item 2.           ERLY INDUSTRIES INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


Consolidated Results

For the quarter ended September 30, 1997, the Company reported a net loss of $1.0 million on sales of $116 million, as compared to net income of $4.8 million on sales of $156 million for the second quarter of the prior fiscal year. Sales for the second quarter of fiscal 1998 reflect a $28.3 million decrease in sales by American Rice from the second quarter of last year, plus a $9.0 million decrease in sales by Chemonics Fire-Trol, and a $2.4 million decrease in revenues by Chemonics International.

Gross profit for the quarter ended September 30, 1997 was $19.4 million, a decrease of $5.0 million from the quarter ended September 30, 1996 as a result of decreases by Chemonics Fire-Trol of $3.2 million and American Rice of $2.5 million, partially offset by an increase by Chemonics International of $722,000.

American Rice

Sales for the quarter ended September 30, 1997 decreased $28.3 million, or 23%, from $121.5 million in fiscal 1997 to $93.2 million in fiscal 1998. The sales decrease for the quarter reflects a $33.3 million decline in export sales and a $3.1 million decrease in U.S. rice sales, partially offset by an $8.1 million increase in sales by the olive business acquired in July 1996. Export sales declines were experienced primarily in four Middle East markets and Africa.

Gross profit was 13.6% of sales for the quarter ended September 30, 1997 compared to 12.5% last year. Gross profit decreased $2.5 million, or 16%, from $15.2 million in the second quarter last year to $12.7 million in the second quarter of this year, due primarily to lower sales for the quarter.

ARI's selling, general and administrative expenses of $9.4 million increased $988,000 or 12%, from $8.4 million last year. The increase is due primarily to higher advertising and promotional expenses associated with the olive business acquired in fiscal 1997. Selling, general and administrative expenses as a percentage of net sales were 10.1% in the second quarter of the current year compared to 6.9% last year.

Chemonics International - Consulting

For the quarter ended September 30, 1997, revenues for International were $18.8 million, a decrease of $2.4 million, or 11%, from revenues of $21.1 million for the comparable period last year. The decrease in revenues from last year is primarily attributed to the wind down of some projects in the current year, with new and follow-on projects not yet completely started. Gross profit was $5.8 million (31% of revenues) for the quarter compared to gross profit of $5.1 million (24% of revenues) for the second quarter of last year. This increase reflects a reduced level of subcontracted work and a greater utilization of Chemonics' staff as a percentage of the cost input.

Chemonics Industries - Fire-Trol

Fire-Trol reported sales of $4.3 million for the quarter compared to sales of $13.3 million reported last year, a decrease of $9.0 million or 68%. Due to a very slow forest fire season this year, Fire-Trol's sales were the lowest in the last 10 years. The current year follows last year's near record level of forest fire activity, which therefore results in a significant swing when comparing to last year's results. Gross profit for the quarter was $881,000, down from $4.1 million last year due to the significantly lower sales.

Corporate

Consolidated interest expense totaled $7.2 million for the quarter ended September 30, 1997, compared to $6.1 million for the same quarter of last year. This increase reflects increased average borrowings from a year ago due to the acquisition of the olive business in July 1996. Interest expense in both periods includes amortization of capitalized debt issuance costs.


RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Consolidated Results

For the six months ended September 30, 1997, the Company reported a net loss of $5.7 million on sales of $247 million, as compared to net income of $3.5 million on sales of $281 million for the first six months of the prior fiscal year. Sales for the current year were down $34 million from last year, primarily due to a $13.3 million decrease by Chemonics Fire-Trol, a $12.3 million decrease in sales by American Rice and an $8.3 million decrease by Chemonics International.

Gross profit for the six months ended September 30, 1997 was $34.7 million compared to $37.7 million for the comparable period of last year.

American Rice

Sales for the six months ended September 30, 1997 decreased $12.3 million, or 5.6%, from $218.9 million in fiscal 1997 to $206.6 million in fiscal 1998. The decrease in sales was composed of a $32.6 million decline in export sales and a $4.0 million decrease in U.S. rice sales, partially offset by a $24.3 million increase in sales by the olive business acquired in July 1996. Export sales declines were experienced primarily in Middle East markets and Africa.

Gross profit was 11.7% of sales for the six month period ended September 30, 1997, compared to 9.9% in fiscal 1997. Gross profit increased $2.4 million, or 11%, from $21.7 million in the first six months of last year to $24.1 million in the first six months of this year, due primarily to the Early California Foods acquisition.

ARI's selling, general and administrative expenses of $18.3 million increased $3.4 million, or 23%, from $14.9 million last year. The increase is primarily due to higher advertising and promotional expenses associated with the olive business acquired in July 1996. Selling, general and administrative expenses as a percentage of net sales increased from 6.8% in the first six months of last year to 8.9% this year.

Chemonics International - Consulting

For the six months ended September 30, 1997, revenues for International were $34.1 million, a decrease of $8.3 million, or 20%, from revenues of $42.4 million for the comparable period last year. The decrease in revenues from last year is primarily attributed to the wind down of some projects in the current year, with new and follow-on projects not yet completely started. Gross profit was $9.7 million (29% of revenues) for the period compared to gross profit of $10.3 million (24% of revenues) for the comparable period last year.

Chemonics Industries - Fire-Trol

Fire-Trol reported net sales of only $5.9 million for the six months ended September 30, 1997, compared to sales of $19.2 million reported last year, a decrease of $13.3 million, or 69%. The current year experienced an extremely low level of forest fire activity resulting in the lowest sales in the past 10 years for Fire-Trol. Due to the significantly lower sales, gross profit for the six months was only $598,000 or 10% of sales, compared to $5.6 million, or 29% of sales last year.

Corporate

Consolidated interest expense totaled $13.8 million for the six months ended September 30, 1997, compared to $11.3 million for the same period of last year. This increase reflects increased average borrowings due to the acquisition of the olive business in July 1996. Interest expense in both periods includes amortization of capitalized debt issuance costs.

Liquidity And Capital Resources

At September 30, 1997, consolidated working capital was $41.9 million, compared to $45.9 million at March 31, 1997, a decrease of $4.0 million. Stockholders' equity was $20.5 million at September 30, 1997, compared to $24.8 million at March 31, 1997, a decrease of $4.3 million, primarily as a result of the net loss for the six months.

For the six months ended September 30, 1997, cash used in operations was $2.7 million, primarily related to the loss for the period. Expenditures for capital equipment were $4.6 million for the period. Financing activities provided a $6.3 million increase in cash for the period, primarily through an $8.9 million capitalized lease relating to the sale and leaseback transaction discussed below, partially offset by a $2.7 million decrease in borrowings under the Company's lines of credit.

ARI has an $85 million revolving credit loan with interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio. The loan provides financing for ARI's rice and olive operations. At September 30, 1997, the outstanding balance on this loan was $69.1 million. The Company has requested a $10 million increase in the line of credit. This loan facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit payment of dividends. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Although no assurances can be given, management expects to obtain waivers from its banks related to these covenants in the near future.

Chemonics Industries, Inc. has lines of credit totaling $20 million which provide financing for both Consulting and Fire-Trol.

In July 1997, ARI completed a sale and leaseback transaction for substantially all of its olive processing machinery and equipment located in Visalia, California. ARI realized proceeds from the sale of approximately $8.9 million which were used for operating purposes. These assets were leased for a seven year term with a two year extension option. The transaction is being accounted for as a capital lease with the proceeds recorded as a liability that is reduced by lease payments over the lease term.

ARI's liquidity in the quarter ended June 30, 1997 and currently, has been impaired primarily as a result of the loss of financing associated with the RMTI agreement (See Note 4 to the Consolidated Financial Statements and Part II - Legal Proceedings). Without the RMTI agreement, the general corporate financing required for ARI's sales and marketing in Saudi Arabia is significantly greater. ARI has had to utilize its credit lines to maintain the inventory position for its Saudi Arabia sales and this has reduced the availability for its domestic activities. In addition to increasing the use of ARI's credit lines, ARI has also experienced an increase in its accounts payable. In addition to the sale and leaseback transaction discussed above, the Company is exploring several other opportunities to improve liquidity. However, no assurances can be given that the Company can conclude the other arrangements being considered.

In August 1997, ARI reached an agreement with Aqaba Packaging Company ("APC") whereby APC will purchase, receive, store, process and bag rice shipped in bulk to APC's rice terminal at Aqaba, Jordan. Additionally, the agreement provides that ARI can purchase rice from this facility for delivery to ARI's customers in the Middle East, primarily Saudi Arabia. ARI is currently discussing various financing arrangements to insure that sufficient levels of inventories are maintained by APC to meet ARI's and APC's sales requirements in Middle East markets.

                             PART II
                       OTHER INFORMATION


Item 1.  Legal Proceedings

In July 1997, The Powell Group, a diversified holding company based in Baton Rouge, Louisiana, through its wholly owned subsidiary, Farmers Rice Milling Company, a Louisiana corporation, filed a shareholder derivative complaint purportedly on behalf of ERLY and ARI, against Gerald D. Murphy, Douglas A. Murphy, the Company and ARI in the U.S. District Court, Central District of California. Farmers Rice subsequently amended the complaint to add all of the other directors of ERLY and ARI as defendants.

In the complaint, Farmers Rice alleges (1) breach of fiduciary duty,
(2) waste of corporate assets, and (3) illegal corporate loan. The derivative complaint further requests injunctive relief prohibiting the Company and ARI from making allegedly ongoing litigation defense payments on behalf of Gerald D. Murphy and Douglas A. Murphy and requiring ongoing indemnification by such individuals to the Company and ARI. Both the Company and ARI are nominal defendants with the lawsuit being brought on behalf of the Company and ARI against Gerald D. Murphy and Douglas A.
Murphy. The complaint principally challenges certain litigation expenditures incurred by the Company in connection with litigation to which the Company, ARI, Gerald D. Murphy and Douglas A. Murphy are parties, which is described below. While the complaint alleges that such expenditures were improperly incurred, in fact, all expenditures and the involvement of the Company in the underlying litigation were fully authorized by the Companys' Boards of Directors.

The Company filed a motion to dismiss the lawsuit due to The Powell Group's failure to either make a demand on the boards of directors to take action with respect to the wrongs alleged or to very specifically allege the facts which demonstrate why a demand on the boards would be futile. The Company also argued that the issues in the derivative action were issues which the disinterested directors in pre-litigation resolutions had taken steps to resolve, such that these issues were properly dealt with in the first instance by the boards themselves. The Court agreed and dismissed the complaint without prejudice in November 1997. The Company does not expect
The Powell Group to re-file the lawsuit.

In April 1995, a lawsuit was filed in the District Court of Harris County, Texas, by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs, against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, over their contractual obligations, if any, to the partnership. The Company and ARI were named as codefendants in the lawsuit allegedly because of their efforts to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit, with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, fraud, civil conspiracy with the Murphys and conversion. The plaintiff subsequently added a claim that ERLY and ARI were alter egos of the Murphys.

In order to minimize legal expenses, ERLY, ARI and the Murphys are utilizing common legal counsel in this matter. Gerald D. Murphy has agreed to pay up to 50% of such expenses after any insurance recoveries as determined by the members of the board of directors not a party to the lawsuit. On September 9, 1997 the jury in this litigation returned two alternative verdicts in favor of the plaintiffs and the plaintiffs were required to elect between those verdicts. The plaintiffs elected the jury's tort claim verdict in the amount of $9,657,000 rendered jointly and severally against Gerald D. Murphy, Douglas A. Murphy, ERLY and ARI, along with separate awards of punitive damages against Gerald D. Murphy of $3,000,000, Douglas A. Murphy of $500,000, ERLY of $100,000, and ARI of $100,000. The defendants have filed motions before the trial court for judgment in defendants' favor notwithstanding the verdict and for a reduction of the amounts awarded by the jury based, in part, on the absence of evidence to support those amounts. In the event any judgment is entered against the Company or ARI, the Company and ARI intend to appeal that judgment. At this time, prior to the trial court's rulings on the defendants' expected motions to set aside or reduce the verdicts, the Company cannot state whether or not the outcome of this litigation may have a material impact on its or ARI's financial condition. It may be some time before an actual final judgment is entered.

ARI was named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in U.S. District Court in Houston, Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997, and prior to October 1993 they were officers of ARI. Messrs. Howland and Prchal were directors of ARI from October 1993 through October 1997.
In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. In April 1997, ARI obtained a preliminary injunction from the U.S. District Court of the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. In October 1997, ARI voluntarily terminated this injunction. RMTI has added claims of fraud, participation in breach of duty, and tortuous interference against ARI. The date for the trial has not been set. The Company believes that this litigation will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on October 17, 1997.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    11.1  Calculation of Primary Income Per Share

    11.2  Calculation of Fully Diluted Income Per Share

    27    Financial Data Schedule (electronic filing)


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                            SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ERLY INDUSTRIES INC.
                                          (Registrant)



Date:    November 19, 1997            By /s/ Thomas A. Whitlock
                                         ----------------------
                                         Thomas A. Whitlock
                                         Vice President and
                                         Corporate Controller

                                         EXHIBIT 11.1
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                           CALCULATION OF PRIMARY INCOME PER SHARE
                            (In thousands, except per share data)



                                            Three months ended                 Six months ended
                                               September 30,                     September 30,
                                      -----------------------------      ----------------------------
                                         1997                1996          1997                1996
                                      --------             --------      --------            --------
                                               (Unaudited)                        (Unaudited)

Income (loss) before
  minority interest                  ($ 3,022)              $ 4,606      ($ 9,751)            $   770
Minority interest                       2,001                   157         4,037               2,743
                                      -------               -------       -------             -------
  Net income (loss)                  ($ 1,021)              $ 4,763      ($ 5,714)            $ 3,513
                                      =======               =======       =======             =======


Average number of shares of
  common stock and common
  stock equivalents outstanding:
   Average number of shares of
    common stock outstanding            5,088                 4,733         4,921               4,723

   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                         (a)                   308           (a)                 502
                                        -----                 -----         -----               -----
    Total                               5,088                 5,041         4,921               5,225
                                        =====                 =====         =====               =====

  Primary income (loss) per
    common share                      ($  .20)               $  .94      ($  1.16)            $   .67
                                       ======                ======       =======             =======


                                         EXHIBIT 11.2
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CALCULATION OF FULLY DILUTED INCOME PER SHARE
                            (In thousands, except per share data)



                                            Three months ended               Six months ended
                                               September 30,                   September 30,
                                      -----------------------------    ------------------------------
                                         1997                1996         1997                1996
                                      --------            ---------    ----------           ---------
                                               (Unaudited)                      (Unaudited)
Income (loss) before
  minority interest                  ($ 3,022)             $  4,606     ($  9,751)           $    770
Interest adjustment - convertible
  note payable                           (a)                     25          (a)                   51
Income (loss) before minority         -------               -------       -------             -------
  interest, as adjusted              (  3,022)                4,631     (   9,751)                821

Minority interest                       2,001                   157         4,037               2,743
                                      -------               -------       -------             -------
  Net income (loss), as adjusted     ($ 1,021)              $ 4,788      ($ 5,714)            $ 3,564
                                      =======               =======       =======             =======


Average number of shares of
  common stock and common
  stock equivalents outstanding         5,088                 5,041         4,921               5,225
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable            (a)                   337           (a)                 337
                                        -----                 -----         -----               -----
      Total                             5,088                 5,378         4,921               5,562
                                        =====                 =====         =====              ======
  Fully diluted income (loss)
    per common share                 ($   .20)              $   .89      ($  1.16)            $   .64
                                      =======               =======       =======             =======


