Form 10-Q/A
period 1997-09-30
ERLY INDUSTRIES INC
filed 1998-02-19
CIK 30966

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

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                          September 30,       March 31,
                                              1997              1997
                                          -------------     ------------
                                                    (Unaudited)
                                          (As Restated)
Assets
Current Assets:
  Cash and cash equivalents                $  4,640,000     $  5,584,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $1,551,000 (September 30) and
    $1,326,000 (March 31)                    62,637,000       85,789,000
  Inventories:
    Raw materials                            49,726,000       49,745,000
    Finished goods                           88,154,000       79,950,000
                                             ----------       ----------
                                            137,880,000      129,695,000
  Prepaid expenses and other
    current assets                            4,723,000        3,354,000
                                            -----------      -----------
      Total current assets                  209,880,000      224,422,000


Long-term notes receivable, net               1,503,000        1,503,000
Property, plant and equipment, net           72,275,000       71,571,000
Other assets                                 23,662,000       23,222,000
                                           ------------     ------------
                                           $307,320,000     $320,718,000
                                           ============     ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable, collateralized            $ 85,078,000     $ 87,740,000
  Accounts payable                           59,464,000       64,069,000
  Accrued payroll and other
    current liabilities                      23,111,000       23,307,000
  Income taxes payable                        1,345,000        1,936,000
  Current portion of long-term
    and subordinated debt                     2,518,000        1,502,000
                                             ----------       ----------
      Total current liabilities             171,516,000      178,554,000

Long-term debt                              107,411,000      100,584,000
Subordinated debt                             4,665,000        4,665,000
Deferred income taxes payable                   315,000        1,501,000
Minority interest                             5,038,000       10,634,000
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 15,000,000 shares
    Issued and outstanding:
    5,221,337 shares (September 30)
    and 4,740,415 shares (March 31)              52,000           47,000
  Additional paid-in capital                 28,934,000       27,533,000
  Retained earnings (deficit)                (9,041,000)      (1,249,000)
  Cumulative foreign currency
    adjustments                              (1,570,000)      (1,551,000)
                                           ------------     ------------
      Total stockholders' equity             18,375,000       24,780,000
                                           ------------     ------------
                                           $307,320,000     $320,718,000
                                           ============     ============


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three and six months ended September 30, 1997 and 1996

                                 Three months ended              Six months ended
                                    September 30,                  September 30,
                              ---------------------------   ---------------------------
                                   1997          1996           1997           1996
                              ------------   ------------   ------------   ------------
                                      (Unaudited)                   (Unaudited)
                              (As Restated)                 (As Restated)
Net sales                     $ 96,430,000   $155,966,000   $226,941,000   $280,557,000
Cost of sales                   80,594,000    131,616,000    195,798,000    242,893,000
                              ------------   ------------   ------------   ------------
    Gross profit                15,836,000     24,350,000     31,143,000     37,664,000

Selling, general and
  administrative expenses       15,161,000     13,625,000     30,584,000     25,285,000
Interest expense                 7,233,000      6,094,000     13,757,000     11,258,000
Interest income                   (155,000)      (146,000)      (323,000)      (232,000)
Other (income) expense             163,000        (54,000)       420,000        265,000
                                ----------     ----------     ----------     ----------
                                22,402,000     19,519,000     44,438,000     36,576,000
                                ----------     ----------     ----------     ----------

Income (loss) before taxes
  on income and
  minority interest             (6,566,000)     4,831,000    (13,295,000)     1,088,000

Taxes on income                      7,000        225,000          7,000        318,000
                                 ---------      ---------      ---------      ---------
Income (loss) before
  minority interest             (6,573,000)     4,606,000    (13,302,000)       770,000

Minority interest*               3,474,000        157,000      5,510,000      2,743,000
                               -----------     ----------     ----------     ----------
Net income (loss)             ($ 3,099,000)    $4,763,000    ($7,792,000)    $3,513,000
                               ===========     ==========     ==========     ==========

Net income (loss) per share
  of common and common
  stock equivalents:
    Primary                         ($ .61)         $ .94         ($1.58)         $ .67
                                     =====          =====          =====          =====

    Fully diluted                   ($ .61)         $ .89         ($1.58)         $ .64
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




See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended September 30, 1997 and 1996

                                                   Six months ended
                                                     September 30,
                                             ---------------------------
                                                  1997           1996
                                             ------------     ----------
                                                      (Unaudited)
                                             (As Restated)
OPERATING ACTIVITIES:
Net income (loss)                             ($7,792,000)    $3,513,000
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
   Minority interest in ARI                    (5,510,000)    (2,743,000)
   Depreciation and amortization                4,729,000      4,107,000
   Provision for loss on receivables              225,000        174,000
   Gain on redemption of warrant
    repurchase obligation                                       (387,000)
   Change in assets and liabilities,
    excluding effect from acquisition
    of olive business:
    (Increase) decrease in receivables         22,927,000    (15,136,000)
    (Increase) decrease in inventories         (8,185,000)     8,863,000
    (Increase) decrease in prepaid
      expenses and other current assets        (1,369,000)       231,000
    Increase (decrease) in accounts
      payable, other current
      liabilities and taxes payable            (6,578,000)       748,000
    Other, net                                 (1,131,000)    (1,000,000)
                                                ---------     ----------
NET CASH (USED IN)
  OPERATING ACTIVITIES                         (2,684,000)    (1,630,000)

INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment  (4,557,000)    (2,552,000)
  Disposition of property, plant and equipment                    71,000
  Acquisition of olive business                              (33,952,000)
  Disposition of property held for sale                        2,255,000
                                                ---------      ---------
NET CASH (USED IN)
  INVESTING ACTIVITIES                         (4,557,000)   (34,178,000)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable         (2,662,0000)   38,884,000
  Increase (decrease) in long-term
    and subordinated debt                        8,843,000       380,000
  Redemption of redeemable
    common stock warrants                                     (2,125,000)
  Proceeds from sale of stock                     116,000        100,000
  Mortgage notes issuance cost                                    (3,000)
                                               ----------     ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                          6,297,000     37,236,000
                                               ----------     ----------
INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                              (944,000)     1,428,000

CASH, BEGINNING OF PERIOD                       5,584,000      3,819,000
                                              -----------    -----------
CASH, END OF PERIOD                           $ 4,640,000    $ 5,247,000
                                              ===========    ===========

Supplemental cash flow information:
 Net cash paid during the period for:
      Interest expense                        $11,829,000    $10,289,000
      Income taxes                            $   582,000    $   719,000


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       For the six months ended September 30, 1997
                                       (Unaudited)


                                                                   Cumulative
                     Common Stock        Additional   Retained       Foreign         Total
                  -------------------     Paid-in     Earnings      Currency     Stockholders'
                   Shares     Dollars     Capital     (Deficit)    Adjustments      Equity
                  ---------  --------   -----------   ----------  ------------   -----------
Balance
April 1, 1997     4,740,415   $47,000   $27,533,000 ($ 1,249,000) ($1,551,000)   $24,780,000

Net income (loss)
 for the period -
 (as restated)                                        (7,792,000)                 (7,792,000)


Common stock
 issued             129,149     1,000      405,000                                   406,000

Conversion of
 note payable
  to stock          351,773     4,000      996,000                                 1,000,000

Foreign currency
adjustments                                                           (19,000)       (19,000)
                  ---------  --------   -----------    ----------  -----------  ------------
Balance
September 30,
 1997
(unaudited) -
(as restated)     5,221,337   $52,000   $28,934,000  ($9,041,000)  ($1,570,000)  $18,375,000
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


Restatement:

In August 1997, the Company's subsidiary, American Rice, Inc. ("ARI"), reached an agreement with Aqaba Packaging Company ("APC") whereby APC purchases and processes rice shipped in bulk to APC's facility at Aqaba, Jordan. The Company has experienced continued problems with the implementation of the provisions of this agreement. These problems include APC's inability to meet its contractual commtiments to purchase sufficient rice from ARI to maintain adequate inventory levels in Jordan.

ARI is currently negotiating with APC for alternative arrangements for this facility so that adequate inventory levels may be maintained. As a result of these events, ARI has concluded that the facts supporting the original sales to APC have changed to such an extent as to warrant reversing the sales in the second quarter. Accordingly, ARI has reversed the sales and recorded the rice in the APC facility as inventory. The following table analyzes the impact of this event (in thousands of dollars, except per share data):

                           Three Months Ended             Six Months Ended
                           September 30, 1997            September 30, 1997
                          -----------------------       ----------------------
                          Previously        As          Previously      As
                           Reported      Restated        Reported    Restated
                          ----------     --------       ----------   ---------

 Net sales                 $116,302       $96,430        $246,813     $226,941
 Gross profit                19,387        15,836          34,694       31,143
 Net loss                    (1,021)       (3,099)         (5,714)      (7,792)
 Loss per common
  Share:
   Primary                   (0.20)        (0.61)          (1.16)       (1.58)
   Fully Diluted             (0.20)        (0.61)          (1.16)       (1.58)



                            At September 30, 1997
                           -----------------------
                            Previously        As
                            Reported       Restated
                            ----------     --------

 Accounts receivable, net   $82,509        $62,637
 Inventories                122,396        137,880
 Total assets               311,708        307,320
 Current liabilities        172,353        171,516
 Stockholders' equity        20,453         18,375





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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. The current ARI loan agreements prohibit the payment of any dividends. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%). ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($1,723,000) and ($2,769,000) for the three and six months ended September 30, 1997 and 1996, respectively. ERLY also earned Series B preferred dividends of $1,295,000 for each of the three month periods ended September 30, 1997 and 1996, and $2,590,000 for each of the six month periods ended September 30, 1997 and 1996. As of September 30, 1997, ARI Series B Preferred Stock dividends accumulated, but not declared, total $22.4 million.

Note 2 - Olive Business Acquisition

On July 5, 1996, the Company's subsidiary, ARI, acquired the domestic and foreign olive business of Campbell Soup Company ("CSC Olives") for approximately $36 million (the "Acquisition"). Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of a Spanish company that comprises the foreign olive business, and 51% of the stock of Sadrym California, a marketer of olive processing machinery. The purchase was funded primarily from ARI's credit facilities. The Acquisition was accounted for as a purchase and the results of operations of the acquired business have been included in the Company's consolidated financial statements after July 5, 1996. The olive business is operated as the Early California Foods division of ARI.

Operating results reflected in the accompanying financial statements do not include CSC Olives' operating activities before July 5, 1996. The following summarized unaudited pro forma information assumes the Acquisition occurred on the first day of the prior fiscal year (in thousands, except per share data):

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


Note 3 - Notes Payable

ARI has an $85 million revolving credit loan with interest at the prime rate. The loan provides financing for ARI's rice and olive operations.
At September 30, 1997, the outstanding balance on this loan was $69.1 million. In December 1997, ARI received a 90 day $10 million increase to the line of credit from its banks. This loan facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Subsequently, ARI obtained waivers from compliance with these covenants from its banks covering the period up to and including December 30, 1997 and amendments effective December 31, 1997. As of December 31, 1997, ARI was not in compliance with the amended covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. ARI has requested waivers from compliance with these amended covenants. The line also contains certain cross default provisions with the indenture for ARI's 13% mortgage notes due 2002.

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


Note 4 - Commitments and Contingencies

In July 1997, The Powell Group, a diversified holding company based in Baton Rouge, Louisiana, through its wholly owned subsidiary, Farmers Rice Milling Company, a Louisiana corporation, filed a shareholder derivative complaint purportedly on behalf of ERLY and ARI, against Gerald D. Murphy, Douglas A. Murphy, the Company and ARI in the U.S. District Court, Central District of California. On November 3, 1997, the Court dismissed the complaint without prejudice.


In April 1995, a lawsuit was filed in the District Court of Harris County, Texas, by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs, against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This lawsuit arises from a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, over their contractual obligations, if any, to the partnership. The Company and ARI were named as codefendants in the lawsuit allegedly because of their efforts to first obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy, which threatened ARI's mortgage note financing. The lawsuit also alleges certain other activities by ERLY and ARI, including knowing participation in breaches of fiduciary duties, fraud and civil conspiracy with the Murphys. A restraining order was issued preventing foreclosure on the shares pledged by G.D. Murphy but such restraining order was subsequently terminated. The plantiffs then obtained 333,333 shares of the pledged stock which was thereafter sold. In order to minimize legal expenses, ERLY, ARI and D.A. Murphy are utilizing common legal counsel in this matter. Gerald D. Murphy retained separate legal counsel in February 1997. He has agreed to pay up to 50% of legal expenses after any insurance recoveries as determined by the members of the board of directors not a party to the lawsuit. On September 9, 1997 the jury in this litigation returned two alternative verdicts in favor of the plaintiffs and the plaintiffs were required to elect between those verdicts. The plaintiffs elected the jury's tort claim verdict in the aggregate amount of $9,657,000 rendered jointly and severally against Gerald D. Murphy, Douglas A. Murphy, ERLY and ARI, along with separate awards of punitive damages against Gerald D. Murphy of $3,000,000, Douglas A. Murphy of $500,000, ERLY of $100,000, and ARI of $100,000. The defendants subsequently filed motions before the trial court for judgment in defendants' favor notwithstanding the verdict and for a reduction of the amounts awarded by the jury based, in part, on the absence of evidence to support those awards. On January 13, 1998 a final judgment was rendered in which the tort claim verdict was reduced to $5.3 million plus prejudgment interest of $1.0 million. The punitive damages against all defendants remained unchanged in the final judgment. The Company filed a motion for a new trial on February 12, 1998.

If a new trial is not granted, the Company and ARI intend to appeal this judgment and believe they will be successful on appeal, however, there can be no assurance that the Company will be successful in its appeal. At this time, the Company does not have resources to post a bond and there is no assurance that they will do so. The Company is attempting to arrange for the posting of a bond in order to avoid execution of this judgment pending appeal. These efforts include discussions with its insurors and other actions such as the sale of assets. Without posting a bond or otherwise superceding the judgment by mid-April, the Company would be at risk for execution of the judgment against it. If the bond can not be posted or if the judgment can not be paid, the outcome of this litigation will have a material adverse impact on its and ARI's financial condition.



ARI was named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in the U.S. District Court for the Southern District of Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997, and prior to October 1993 they were officers of ARI. Messrs. Howland and Prchal were directors of ARI from October 1993 through October 1997. In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. In April 1997, ARI obtained a preliminary injunction from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi
Arabia targeted against ARI's U.S. origin and Vietnam origin rice. In October 1997, ARI voluntarily terminated this injunction. RMTI has added claims of fraud, participation in breach of duty, and tortuous interference against ARI. The date for the trial is set for December 1, 1998.

ARI's 13% mortgage notes, with an outstanding principal balance at September 30, 1997 of $99 million, provide for semi-annual interest payments on February 28 and August 31. ARI is considering a number of alternatives for paying the fixed interest due on the mortgage notes on February 28, 1998 but due to the current impairment of the liquidity of ARI and pending resolution of the Companys' ability to satisfy or appeal the final judgment in the Kingwood Lakes South litigation the Company will not be able to make such payment by the due date. The Company anticipates that such payment will be made before the end of the 30 day grace period, however, no assurances can be given that such interest payment can be made by the end of the grace period.


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




RESTATEMENT

In August 1997, ARI reached an agreement with Aqaba Packaging Company ("APC") whereby APC purchases and processes rice shipped in bulk to APC's facility at Aqaba, Jordan. The Company has experienced continued problems with the implementation of the provisions of this agreement. These problems include APC's inability to meet its contractual commtiments to purchase sufficient rice from ARI to maintain adequate inventory levels in Jordan.
ARI is currently negotiating with APC for alternative arrangements for this facility so that adequate inventory levels may be maintained. As a result of these events, ARI has concluded that the facts supporting the original sales to APC have changed to such an extent as to warrant reversing the sales in the second quarter. Accordingly, ARI has reversed the sales and recorded the rice in the APC facility as inventory.
Adjustments are detailed in the "Restatement" section of Notes to Consolidated Financial Statements. The following discussion and analysis reflects all such adjustments.




RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


Consolidated Results

For the quarter ended September 30, 1997, the Company reported a net loss of $3.1 million on sales of $96.4 million, as compared to net income of $4.8 million on sales of $156 million for the second quarter of the prior fiscal year. Sales for the second quarter of fiscal 1998 reflect a $48.2 million decrease in sales by American Rice from the second quarter of last year, plus a $9.0 million decrease in sales by Chemonics Fire-Trol, and a $2.4 million decrease in revenues by Chemonics International.

Gross profit for the quarter ended September 30, 1997 was $15.8 million, a decrease of $8.5 million from the quarter ended September 30, 1996 as a result of decreases by Chemonics Fire-Trol of $3.2 million and American Rice of $6.0 million, partially offset by an increase by Chemonics International of $722,000.

American Rice

Sales for the quarter ended September 30, 1997 decreased $48.2 million, or 40%, from $121.5 million in fiscal 1997 to $73.3 million in fiscal 1998. The sales decrease for the quarter reflects a $53.2 million decline in export sales and a $3.1 million decrease in U.S. rice sales, partially offset by an $8.1 million increase in sales by the olive business acquired in July 1996. Export sales declines were experienced primarily in four Middle East markets and Africa.

Gross profit was 12.5% of sales for the quarter ended September 30, 1997 and 12.5% last year. Gross profit decreased $6.1 million, or 40%, from $15.2 million in the second quarter last year to $9.1 million in the second quarter of this year, due primarily to lower sales for the quarter.

ARI's selling, general and administrative expenses of $9.4 million increased $988,000 or 12%, from $8.4 million last year. The increase is due primarily to higher advertising and promotional expenses. Selling, general and administrative expenses as a percentage of net sales were 12.9% in the second quarter of the current year compared to 7.0% last year.


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

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Consolidated Results

For the six months ended September 30, 1997, the Company reported a net loss of $7.8 million on sales of $227 million, as compared to net income of $3.5 million on sales of $281 million for the first six months of the prior fiscal year. Sales for the current year were down $54 million from last year, primarily due to a $13.3 million decrease by Chemonics Fire-Trol, a $32.2 million decrease in sales by American Rice and an $8.3 million decrease by Chemonics International.

Gross profit for the six months ended September 30, 1997 was $31.1 million compared to $37.7 million for the comparable period of last year.

American Rice

Sales for the six months ended September 30, 1997 decreased $32.2 million, or 14.7%, from $218.9 million in fiscal 1997 to $186.7 million in fiscal 1998. The decrease in sales was composed of a $52.5 million decline in export sales and a $4.0 million decrease in U.S. rice sales, partially offset by a $24.3 million increase in sales by the olive business acquired in July 1996. Export sales declines were experienced primarily in Middle East markets and Africa.


Gross profit was 11% of sales for the six month period ended September 30, 1997, compared to 9.9% in fiscal 1997. Gross profit decreased $1.1 million, or 5%, from $21.7 million in the first six months of last year to $20.6 million in the first six months of this year, due primarily to the Early California Foods acquisition.

ARI's selling, general and administrative expenses of $18.3 million increased $3.4 million, or 23%, from $14.9 million last year. The increase is primarily due to higher advertising and promotional expenses associated with the olive business acquired in July 1996. Selling, general and administrative expenses as a percentage of net sales increased from 6.8% in the first six months of last year to 9.8% this year.

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



Liquidity And Capital Resources

At September 30, 1997, consolidated working capital was $38.4 million, compared to $45.9 million at March 31, 1997, a decrease of $7.5 million. Stockholders' equity was $18.4 million at September 30, 1997, compared to $24.8 million at March 31, 1997, a decrease of $6.4 million, primarily as a result of the net loss for the six months.

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

ARI has an $85 million revolving credit loan with interest at the prime rate. The loan provides financing for ARI's rice and olive operations.
At September 30, 1997, the outstanding balance on this loan was $69.1 million. In December 1997, ARI received a 90 day $10 million increase to the line of credit from its banks. This loan facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Subsequently, ARI obtained waivers from compliance with these covenants from its banks covering the period up to and including December 30, 1997 and amendments effective December 31, 1997. As of December 31, 1997, ARI was not in compliance with the amended covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. ARI has requested waivers from compliance with these amended covenants. The line also contains certain cross default provisions with the indenture for ARI's 13% mortgage notes due 2002.

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

In August 1997, ARI reached an agreement with Aqaba Packaging Company ("APC") whereby APC purchases and processes rice shipped in bulk to APC's facility at Aqaba, Jordan. ARI has experienced continued problems with the implementation of the provisions of this agreement. These problems include APC's inability to meet its contractual commitments to purchase sufficient rice from ARI to maintain adequate inventory levels in Jordan. ARI is currently negotiating with APC for alternative arrangements for this facility so that adequate inventory levels may be maintained.

Beginning in the quarter ended June 30, 1997, the liquidity of ARI has been significantly impaired, in part, as a result of the loss of financing associated with the RMTI agreement (see Part II - Legal Proceedings). Without the RMTI agreement, the general corporate financing required for ARI's sales and marketing in Saudi Arabia is significantly greater. ARI has had to utilize its credit lines to maintain the inventory position for its Saudi Arabia sales and has thus reduced the availability for its domestic activities. In addition to increasing the use of ARI's credit lines, ARI has also experienced an increase in its accounts payable. Management believes that its rice raw material costs have increased to the extent the impairment of liquidity has precluded it from bidding on a competitive basis. In addition to the sale and leaseback transaction and the APC agreement discussed above, management is exploring several other opportunities to improve liquidity. However, no assurances can be given that the Company can conclude the other arrangements being considered.

ARI's 13% mortgage notes, with an outstanding principal balance at September 30, 1997 of $99 million, provide for semi-annual interest payments on February 28 and August 31. ARI is considering a number of alternatives for paying the fixed interest due on the mortgage notes on February 28, 1998 but due to the current impairment of the liquidity of ARI and pending resolution of the Companys' ability to satisfy or appeal the final judgment in the Kingwood Lakes South litigation (see Legal Proceedings) the Company will not be able to make such payment by the due date. The Company anticipates that such payment will be made before the end of the 30 day grace period, however, no assurances can be given that such interest payment can be made by the end of the grace period.

                             PART II
                       OTHER INFORMATION


Item 1.  Legal Proceedings

In July 1997, The Powell Group, a diversified holding company based in Baton Rouge, Louisiana, through its wholly owned subsidiary, Farmers Rice Milling Company, a Louisiana corporation, filed a shareholder derivative complaint purportedly on behalf of ERLY and ARI, against Gerald D. Murphy, Douglas A. Murphy, the Company and ARI in the U.S. District Court, Central District of California. On November 3, 1997, the Court dismissed the complaint without prejudice.

In April 1995, a lawsuit was filed in the District Court of Harris County, Texas, by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs, against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This lawsuit arises from a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, over their contractual obligations, if any, to the partnership. The Company and ARI were named as codefendants in the lawsuit allegedly because of their efforts to first obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy, which threatened ARI's mortgage note financing. The lawsuit also alleges certain other activities by ERLY and ARI, including knowing participation in breaches of fiduciary duties, fraud and civil conspiracy with the Murphys. A restraining order was issued preventing foreclosure on the shares pledged by G.D. Murphy but such restraining order was subsequently terminated. The plaintiffs then obtained 333,333 shares of the pledged stock which was thereafter sold.

In order to minimize legal expenses, ERLY, ARI and D.A. Murphy are utilizing common legal counsel in this matter. Gerald D. Murphy retained separate legal counsel in February 1997. He has agreed to pay up to 50% of legal expenses after any insurance recoveries as determined by the members of the board of directors not a party to the lawsuit. On September 9, 1997 the jury in this litigation returned two alternative verdicts in favor of the plaintiffs and the plaintiffs were required to elect between those verdicts. The plaintiffs elected the jury's tort claim verdict in the aggregate amount of $9,657,000 rendered jointly and severally against Gerald D. Murphy, Douglas A. Murphy, ERLY and ARI, along with separate awards of punitive damages against Gerald D. Murphy of $3,000,000, Douglas A. Murphy of $500,000, ERLY of $100,000, and ARI of $100,000. The defendants subsequently filed motions before the trial court for judgment in defendants' favor notwithstanding the verdict and for a reduction of the amounts awarded by the jury based, in part, on the absence of evidence to support those awards. On January 13, 1998 a final judgment was rendered in which the tort claim verdict was reduced to $5.3 million plus prejudgment interest of $1.0 million. The punitive damages against all defendants remained unchanged in the final judgment. The Company filed a motion for a new trial on February 12, 1998.

If a new trial is not granted, the Company and ARI intend to appeal this judgment and believe they will be successful on appeal, however, there can be no assurance that the Company will be successful in its appeal.
At this time, the Company does not have resources to post a bond and there is no assurance that they will do so. The Company is attempting to arrange for the posting of a bond in order to avoid execution of this judgment pending appeal. These efforts include discussions with its insurors and other actions such as the sale of assets. Without posting a bond or otherwise superceding the judgment by mid-April, the Company would be at risk for execution of the judgment against it. If the bond can not be posted or if the judgment can not be paid, the outcome of this litigation will have a material adverse impact on its and ARI's financial condition.


ARI was named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in the U.S. District Court for the Southern District of Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997, and prior to October 1993 they were officers of ARI. Messrs. Howland and Prchal were directors of ARI from October 1993 through October 1997. In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. In April 1997, ARI obtained a preliminary injunction from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. In October 1997, ARI voluntarily terminated this injunction. RMTI has added claims of fraud, participation in breach of duty, and tortuous interference against ARI. The date for the trial is set for December 1, 1998.

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


                                       ERLY INDUSTRIES INC.
                                          (Registrant)



Date:    February 18, 1998            By /s/ Thomas A. Whitlock
                                         ----------------------
                                         Thomas A. Whitlock
                                         Vice President and
                                         Corporate Controller

                                         EXHIBIT 11.1
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                           CALCULATION OF PRIMARY INCOME PER SHARE
                            (In thousands, except per share data)



                                            Three months ended                 Six months ended
                                               September 30,                     September 30,
                                      -----------------------------      ----------------------------
                                         1997                1996          1997                1996
                                      --------             --------      --------            --------
                                               (Unaudited)                        (Unaudited)

                                   (As Restated)                       (As Restated)
Income (loss) before
  minority interest                  ($ 6,573)              $ 4,606      ($13,302)            $   770
Minority interest                       3,474                   157         5,510               2,743
                                      -------               -------       -------             -------
  Net income (loss)                  ($ 3,099)              $ 4,763      ($ 7,792)            $ 3,513
                                      =======               =======       =======             =======


Average number of shares of
  common stock and common
  stock equivalents outstanding:
   Average number of shares of
    common stock outstanding            5,088                 4,733         4,921               4,723

   Common stock equivalents:
    Dilutive effect of stock
     options and warrants based
     on application of treasury
     stock method                         (a)                   308           (a)                 502
                                        -----                 -----         -----               -----
    Total                               5,088                 5,041         4,921               5,225
                                        =====                 =====         =====               =====

  Primary income (loss) per
    common share                      ($  .61)               $  .94      ($  1.58)            $   .67
                                       ======                ======       =======             =======


                                         EXHIBIT 11.2
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CALCULATION OF FULLY DILUTED INCOME PER SHARE
                            (In thousands, except per share data)



                                            Three months ended               Six months ended
                                               September 30,                   September 30,
                                      -----------------------------    ------------------------------
                                         1997                1996         1997                1996
                                      --------            ---------    ----------           ---------
                                               (Unaudited)                      (Unaudited)

                                    (As Restated)                      (As Restated)
Income (loss) before
  minority interest                  ($ 6,573)             $  4,606     ($ 13,302)           $    770
Interest adjustment - convertible
  note payable                           (a)                     25          (a)                   51
Income (loss) before minority         -------               -------       -------             -------
  interest, as adjusted              (  6,573)                4,631     (  13,302)                821

Minority interest                       3,474                   157         5,510               2,743
                                      -------               -------       -------             -------
  Net income (loss), as adjusted     ($ 3,099)              $ 4,788      ($ 7,792)            $ 3,564
                                      =======               =======       =======             =======


Average number of shares of
  common stock and common
  stock equivalents outstanding         5,088                 5,041         4,921               5,225
Other potentially
  dilutive securities:
  Common stock issuable upon
    conversion of note payable            (a)                   337           (a)                 337
                                        -----                 -----         -----               -----
      Total                             5,088                 5,378         4,921               5,562
                                        =====                 =====         =====              ======
  Fully diluted income (loss)
    per common share                 ($   .61)              $   .89      ($  1.58)            $   .64
                                      =======               =======       =======             =======


