Form 10-Q
period 1997-12-31
ERLY INDUSTRIES INC
filed 1998-02-19
CIK 30966

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the three months ended December 31, 1997     Commission file number 1-7894



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

     As of December 31, 1997 there were 5,753,007 shares of the Registrant's common stock outstanding.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                           December 31,       March 31,
                                              1997              1997
                                          -------------     ------------
                                                    (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                $  4,658,000     $  5,584,000
  Notes and accounts receivable, less
    allowance for doubtful accounts of
    $1,637,000 (December 31) and
    $1,326,000 (March 31)                    84,999,000       85,789,000
  Inventories:
    Raw materials                            37,918,000       49,745,000
    Finished goods                          101,136,000       79,950,000
                                             ----------       ----------
                                            139,054,000      129,695,000
  Prepaid expenses and other
    current assets                            4,337,000        3,354,000
                                            -----------      -----------
      Total current assets                  233,048,000      224,422,000


Long-term notes receivable, net               1,503,000        1,503,000
Property, plant and equipment, net           69,063,000       71,571,000
Other assets                                 23,373,000       23,222,000
                                           ------------     ------------
                                           $326,987,000     $320,718,000
                                           ============     ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable, collateralized            $111,745,000     $ 87,740,000
  Accounts payable                           55,960,000       64,069,000
  Accrued payroll and other
    current liabilities                      31,016,000       23,307,000
  Income taxes payable                        1,345,000        1,936,000
  Current portion of long-term
    and subordinated debt                     2,819,000        1,502,000
                                             ----------       ----------
      Total current liabilities             202,885,000      178,554,000

Long-term debt                              108,029,000      100,584,000
Subordinated debt                             3,665,000        4,665,000
Deferred income taxes payable                   409,000        1,501,000
Minority interest                               531,000       10,634,000
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 a share:
    Authorized: 15,000,000 shares
    Issued and outstanding:
    5,753,007 shares (December 31)
    and 4,740,415 shares (March 31)              57,000           47,000
  Additional paid-in capital                 33,013,000       27,533,000
  Retained earnings (deficit)               (19,800,000)      (1,249,000)
  Cumulative foreign currency
    adjustments                              (1,802,000)      (1,551,000)
                                           ------------     ------------
      Total stockholders' equity             11,468,000       24,780,000
                                           ------------     ------------
                                           $326,987,000     $320,718,000
                                           ============     ============


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three and nine months ended December 31, 1997 and 1996

                                 Three months ended              Nine months ended
                                    December 31,                    December 31,
                              ---------------------------   ---------------------------
                                   1997          1996           1997           1996
                              ------------   ------------   ------------   ------------
                                      (Unaudited)                   (Unaudited)

Net sales                     $135,655,000   $171,930,000   $362,596,000   $452,487,000
Cost of sales                  121,255,000    143,763,000    317,053,000    386,656,000
                              ------------   ------------   ------------   ------------
    Gross profit                14,400,000     28,167,000     45,543,000     65,831,000

Selling, general and
  administrative expenses       18,394,000     18,182,000     48,978,000     43,467,000
Interest expense                 7,124,000      6,259,000     20,881,000     17,517,000
Interest income                   (172,000)      (145,000)      (495,000)      (377,000)
Other (income) expense              29,000       (205,000)       449,000         60,000
                                ----------     ----------     ----------     ----------
                                25,375,000     24,091,000     69,813,000     60,667,000
                                ----------     ----------     ----------     ----------

Income (loss) before taxes
  on income and
  minority interest            (10,975,000)     4,076,000    (24,270,000)     5,164,000

Taxes on income                     69,000        244,000         76,000        562,000
                                 ---------      ---------      ---------      ---------
Income (loss) before
  minority interest            (11,044,000)     3,832,000    (24,346,000)     4,602,000

Minority interest*               4,332,000     (1,280,000)     9,842,000      1,463,000
                               -----------     ----------     ----------     ----------
Net income (loss)             ($ 6,712,000)    $2,552,000   ($14,504,000)    $6,065,000
                               ===========     ==========     ==========     ==========


Basic income (loss) per share       ($1.17)         $ .49         ($2.62)         $1.17
                                     =====          =====          =====          =====

Diluted income (loss) per share     ($1.17)         $ .45         ($2.62)         $1.03
                                     =====          =====          =====          =====

Weighted average common
  shares outstanding:
    Basic                        5,744,000      5,213,000      5,536,000      5,201,000

    Diluted                      5,744,000      5,706,000      5,536,000      5,988,000


* Represents minority interest in net earnings or loss of American Rice, Inc. applicable to common stock, after preferred stock dividend requirements (see
   Note 1).




See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    ERLY INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended December 31, 1997 and 1996

                                                   Nine months ended
                                                      December 31,
                                             ---------------------------
                                                  1997           1996
                                             ------------     ----------
                                                     (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                            ($14,504,000)    $6,065,000
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
   Minority interest in ARI                    (9,842,000)    (1,463,000)
   Depreciation and amortization                7,232,000      6,448,000
   Provision for loss on receivables              311,000        379,000
   Gain on redemption of warrant
    repurchase obligation                                       (387,000)
   Change in assets and liabilities,
    excluding effect from acquisition
    of olive business:
    (Increase) decrease in receivables            479,000    (31,777,000)
    (Increase) decrease in inventories         (9,359,000)   (20,425,000)
    (Increase) decrease in prepaid
      expenses and other current assets          (983,000)       930,000
    Increase (decrease) in accounts
      payable, other current
      liabilities and taxes payable            (2,083,000)    32,346,000
    Other, net                                 (1,657,000)      (997,000)
                                                ---------     ----------
NET CASH (USED IN)
  OPERATING ACTIVITIES                        (30,406,000)    (8,881,000)

INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment  (3,403,000)    (3,571,000)
  Disposition of property, plant and equipment                    80,000
  Acquisition of olive business                              (33,952,000)
  Disposition of property held for sale                        2,647,000
                                                ---------      ---------
NET CASH (USED IN)
  INVESTING ACTIVITIES                         (3,403,000)   (34,796,000)

FINANCING ACTIVITIES:
  Increase in notes payable                    24,005,000     47,455,000
  Increase in long-term debt                    9,762,000        560,000
  (Decrease) in long-term
    and subordinated debt                      (1,000,000)    (1,057,000)
  Proceeds from sale of stock                     116,000        100,000
  Redemption of redeemable
    common stock warrants                                     (2,125,000)
  Mortgage notes issuance cost                                    (5,000)
                                               ----------     ----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                         32,883,000     44,928,000
                                               ----------     ----------
INCREASE (DECREASE) IN CASH
  DURING THE PERIOD                              (926,000)     1,251,000

CASH, BEGINNING OF PERIOD                       5,584,000      3,819,000
                                              -----------    -----------
CASH, END OF PERIOD                           $ 4,658,000    $ 5,070,000
                                              ===========    ===========

Supplemental cash flow information:
 Net cash paid during the period for:
      Interest expense                        $14,943,000    $13,866,000
      Income taxes                            $   622,000    $   260,000


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          ERLY INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       For the nine months ended December 31, 1997
                                       (Unaudited)


                                                                   Cumulative
                     Common Stock        Additional   Retained       Foreign         Total
                  -------------------     Paid-in     Earnings      Currency     Stockholders'
                   Shares     Dollars     Capital     (Deficit)    Adjustments      Equity
                  ---------  --------   -----------   ----------  ------------   -----------
Balance
April 1, 1997     4,740,415   $47,000   $27,533,000 ($ 1,249,000) ($1,551,000)   $24,780,000

Net income (loss)
 for the period                                      (14,504,000)                (14,504,000)

10% Stock dividend  521,670     5,000    4,038,000    (4,043,000)                      --

Cash in lieu of
 fractional shares                                        (4,000)                     (4,000)

Common stock
 issued             139,149     1,000      446,000                                   447,000

Conversion of
 note payable
  to stock          351,773     4,000      996,000                                 1,000,000

Foreign currency
 adjustments                                                         (251,000)      (251,000)
                  ---------  --------   -----------   ----------  -----------   ------------
Balance
December 31,
 1997
(unaudited)       5,753,007   $57,000   $33,013,000 ($19,800,000) ($1,802,000)   $11,468,000
                  =========   =======   ===========  ===========  ===========   ============



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ERLY INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the three and nine months ended December 31, 1997 and 1996

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

During the three months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements of earnings per share ("EPS"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. All prior EPS data presented has been restated to conform with SFAS 128.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These two statements will not have any effect on the Company's fiscal 1998 financial statements, however, management is evaluating what, if any, additional disclosure may be required when these statements are implemented.


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

ARI's cumulative annual dividends of $5.2 million related to the Series B Preferred Stock and $750,000 related to the Series C Preferred Stock are deducted from ARI earnings or loss to yield earnings or loss to be allocated to common stock. The Series B Preferred Stock dividend is allocated entirely to ERLY, while the Series C Preferred Stock dividend is allocated entirely to Minority Interest. The current ARI loan agreements prohibit the payment of any dividends. These dividends are allocated even if not declared as the dividends are cumulative. The remaining earnings or losses to be allocated to common stock after deduction of the preferred stock dividends is allocated in accordance with the relative common stock ownership of ERLY (32%) and the Minority Interest (68%).
ERLY's share of ARI's net earnings (loss) applicable to common stock after preferred dividend requirements was ($2,127,000) and ($4,896,000) for the three and nine months ended December 31, 1997, and $514,000 and ($953,000) for the three and nine months ended December 31, 1996, respectively. ERLY also earned Series B preferred dividends of $1,295,000 for each of the three month periods ended December 31, 1997 and 1996, and $3,885,000 for each of the nine month periods ended December 31, 1997 and 1996. As of December 31, 1997, ARI Series B Preferred Stock dividends accumulated, but not declared, total $23.7 million.


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

Operating results reflected in the accompanying financial statements do not include CSC Olives' operating activities before July 5, 1996. The following summarized unaudited pro forma information assumes the Acquisition occurred on the first day of the prior fiscal year (in thousands, except per share data):


                                 Nine months ended
                                 December 31, 1996

Net sales                  $           471,510

Net income                 $             4,418

Earnings per share:
  Basic                    $               .85
  Diluted                  $               .74



Note 3 - Notes Payable

ARI has an $85 million revolving credit loan with interest at the prime rate. The loan provides financing for ARI's rice and olive operations. At December 31, 1997, the outstanding balance on this loan was $91.2 million, up by $19.7 million from the March 31, 1997 balance of $71.5 million. In December 1997, ARI received a 90 day $10 million increase to the line of credit from its banks. This loan facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations and prohibit dividend payments. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Subsequently, ARI obtained waivers from compliance with these covenants from its banks covering the period up to and including December 30, 1997 and amendments effective December 31, 1997. As of December 31, 1997, ARI was not in compliance with the amended covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. The Company has requested waivers from compliance with these amended covenants. The line also contains certain cross default provisions with the indenture for ARI's 13% mortgage notes due 2002.

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

Note 4 - Commitments and Contingencies

In April 1995, a lawsuit was filed in the District Court of Harris County, Texas, by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs, against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This lawsuit arises from a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy over their contractual obligations, if any, to the partnership. The Company and ARI were named as codefendants in the lawsuit allegedly because of their efforts to first obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy, which threatened ARI's mortgage note financing. The lawsuit also alleges certain other activities by ERLY and ARI, including knowing participation in breaches of fiduciary duties, fraud and civil conspiracy with the Murphys. A restraining order was issued preventing foreclosure on the shares pledged by G.D. Murphy but such restraining order was subsequently terminated. The plaintiffs then obtained 333,333 shares of the pledged stock which was thereafter sold. In order to minimize legal expenses, ERLY, ARI and D.A. Murphy are utilizing common legal counsel in this matter. Gerald D. Murphy retained separate legal counsel in February 1997. He has agreed to pay up to 50% of legal expenses after any insurance recoveries as determined by the members of the board of directors not a party to the lawsuit. On September 9, 1997 the jury in this litigation returned two alternative verdicts in favor of the plaintiffs and the plaintiffs were required to elect between those verdicts. The plaintiffs elected the jury's tort claim verdict in the aggregate amount of $9,657,000 rendered jointly and severally against Gerald D. Murphy, Douglas A. Murphy, ERLY and ARI, along with separate awards of punitive damages against Gerald D. Murphy of $3,000,000, Douglas A. Murphy of $500,000, ERLY of $100,000, and ARI of $100,000. The defendants subsequently filed motions before the trial court for judgment in defendants' favor notwithstanding the verdict and for a reduction of the amounts awarded by the jury based, in part, on the absence of evidence to support those awards. On January 13, 1998 a final judgment was rendered in which the tort claim verdict was reduced to $5.3 million plus prejudgment interest of $1.0 million. The punitive damages against all defendants remained unchanged in the final judgment. The Company filed a motion for a new trial on February 12, 1998.

If a new trial is not granted, the Company and ARI intend to appeal this judgment and believe they will be successful on appeal, however, there can be no assurance that the Company will be successful in its appeal. At this time, the Company does not have resources to post a bond and there is no assurance that they will do so. The Company is attempting to arrange for the posting of a bond in order to avoid execution of this judgment pending appeal. These efforts include discussions with its insurors and other actions such as the sale of assets. Without posting a bond or otherwise superceding the judgment by mid-April, the Company would be at risk for execution of the judgment against it. If the bond can not be posted or if the judgment can not be paid, the outcome of this litigation will have a material adverse impact on ERLY's and ARI's financial condition.


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

In July 1997, The Powell Group, a diversified holding company based in Baton Rouge, Louisiana, through its wholly owned subsidiary, Farmers Rice Milling Company, a Louisiana corporation, filed a shareholder derivative complaint purportedly on behalf of ERLY and ARI, against Gerald D. Murphy, Douglas A. Murphy, the Company and ARI in the U.S. District Court, Central District of California. In November 1997, the Court dismissed the complaint without prejudice.

ARI's 13% mortgage notes, with an outstanding principal balance at December 31, 1997 of $99 million, provide for semi-annual interest payments on February 28 and August 31. ARI is considering a number of alternatives for paying the fixed interest due on the mortgage notes on February 28, 1998 but due to the current impairment of the liquidity of ARI and pending resolution of the Companys' ability to satisfy or appeal the final judgment in the Kingwood Lakes South litigation the Company will not be able to make such payment by the due date. The Company anticipates that such payment will be made before the end of the 30 day grace period, however, no assurances can be given that such interest payment can be made by the end of the grace period.



Note 5 - Stockholders' Equity

In October 1997, the Company declared a 10% stock dividend to shareholders of record at the close of business on October 31, 1997.

Item 2. ERLY INDUSTRIES INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996


  RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


Consolidated Results

For the quarter ended December 31, 1997, the Company reported a net loss of $6.7 million on sales of $136 million, as compared to net income of $2.6 million on sales of $172 million for the third quarter of the prior fiscal year. Sales for the third quarter of fiscal 1998 reflect a $36.8 million decrease in sales by American Rice from the third quarter of last year, plus a $1.0 million decrease in sales by Chemonics Fire-Trol, partially offset by a $1.5 million increase in revenues by Chemonics International.

Gross profit for the quarter ended December 31, 1997 was $14.4 million, a decrease of $13.8 million from the quarter ended
December 31, 1996 as a result of a $13.4 million decrease by American Rice, due to the decrease in sales.

American Rice

Sales for the quarter ended December 31, 1997 decreased $36.8 million, or 24%, from $153.7 million in fiscal 1997 to $116.9 million in fiscal 1998. The sales decrease for the quarter reflects a $34.2 million decline in export sales, a $.7 million decrease in U.S. rice sales, and a $1.9 million decrease in sales by the olive business acquired in July 1996. Export rice sales declines were experienced in the Middle East, Asia, Africa and Europe.

Gross profit was 8.2% of sales for the quarter ended December 31, 1997 compared to 15.0% last year. Gross profit decreased $13.4 million, or 58%, from $23.0 million in the third quarter last year to $9.6 million in the third quarter of this year, due primarily to lower sales for the quarter.

ARI's selling, general and administrative expenses of $12.0 million decreased $1.0 million or 8%, from $13.0 million last year. The decrease is due primarily to lower advertising and promotional expenses. Selling, general and administrative expenses as a percentage of net sales were 10.3% in the third quarter of the current year compared to 8.5% last year.

Chemonics International - Consulting

For the quarter ended December 31, 1997, revenues for International were $18.3 million, an increase of $1.5 million, or 9%, from revenues of $16.8 million for the comparable period last year. The increase in revenues from last year is primarily attributed to the start-up of a significant project in Egypt in the current year. Gross profit was $4.8 million (26% of revenues) for the quarter compared to gross profit of $4.8 million (28% of revenues) for the third quarter of last year.



Chemonics Industries - Fire-Trol

Fire-Trol reported sales of $.5 million for the quarter compared to sales of $1.5 million last year, a decrease of $1 million or 68%. Due to a very slow forest fire season this year, Fire-Trol's sales were the lowest in the last 10 years. Gross profit for the quarter was $53,000, down from $415,000 last year due to the lower sales.

Corporate

Consolidated interest expense totaled $7.1 million for the quarter ended December 31, 1997, compared to $6.3 million for the same quarter of last year. This increase reflects increased average borrowings from a year ago, primarily by ARI. Interest expense in both periods includes amortization of capitalized debt issuance costs.


  RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Consolidated Results

For the nine months ended December 31, 1997, the Company reported a net loss of $14.5 million on sales of $363 million, as compared to net income of $6.1 million on sales of $452 million for the first nine months of the prior fiscal year. Sales for the current year were down $90 million from last year, primarily due to a $69.0 million decrease in sales by American Rice, a $14.3 million decrease by Chemonics Fire-Trol, and a $6.8 million decrease by Chemonics International.

Gross profit for the nine months ended December 31, 1997 was $45.5 million compared to $65.8 million for the comparable period of last year, a decrease of $20.3 million. This decrease reflects a $14.5 million decrease by ARI and a $5.4 million decrease by Fire-Trol.

American Rice

Sales for the nine months ended December 31, 1997 decreased $69.0 million, or 18.5%, from $372.6 million in fiscal 1997 to $303.6 million in fiscal 1998. The decrease in sales was composed of an $86.6 million decline in export rice sales and a $4.8 million decrease in U.S. rice sales, partially offset by a $22.4 million increase in sales by the olive business acquired in July 1996. Export rice sales declines were experienced in the Middle East, Asia, Africa and Europe.

Gross profit was 9.9% of sales for the nine month period ended December 31, 1997, compared to 12% in fiscal 1997. Gross profit decreased $14.5 million, or 33%, from $44.7 million in the first nine months of last year to $30.2 million in the first nine months of this year, due primarily to lower rice sales volume, partially offset by higher gross profit from olive sales.

ARI's selling, general and administrative expenses of $30.3 million increased $2.4 million, or 8.8%, from $27.9 million last year. The increase is primarily due to higher advertising and promotional expenses associated with the olive business acquired in July 1996. Selling, general and administrative expenses as a percentage of net sales increased from 7.5% in the first nine months of last year to 10.0% this year.


Chemonics International - Consulting

For the nine months ended December 31, 1997, revenues for International were $52.4 million, a decrease of $6.8 million, or 12%, from revenues of $59.2 million for the comparable period last year. The decrease in revenues from last year is primarily attributed to the wind-down of some projects in the first part of the current fiscal year, with new and follow-on projects not fully contributing until the latter part of calendar 1997. Gross profit was $14.5 million (28% of revenues) for the period compared to gross profit of $15.1 million (26% of revenues) for the comparable period last year.

Chemonics Industries - Fire-Trol

Fire-Trol reported net sales of only $6.4 million for the nine months ended December 31, 1997, compared to sales of $20.7 million reported last year, a decrease of $14.3 million, or 69%. The current year experienced an extremely low level of forest fire activity resulting in the lowest sales in the past 10 years for Fire-Trol. Due to the significantly lower sales, gross profit for the nine months was only $651,000, or 10% of sales, compared to $6.0 million, or 29% of sales last year.

Corporate

Consolidated interest expense totaled $20.9 million for the nine months ended December 31, 1997, compared to $17.5 million for the same period of last year. This increase reflects increased average borrowings by ARI due to the acquisition of the olive business in July 1996 and the loss of financing associated with the RMTI agreement (see "Liquidity and Capital Resources" section). Interest expense in both periods includes amortization of capitalized debt issuance costs.

Liquidity And Capital Resources

At December 31, 1997, consolidated working capital was $30.2 million, compared to $45.9 million at March 31, 1997, a decrease of $15.7 million. Stockholders' equity was $11.5 million at December 31, 1997, compared to $24.8 million at March 31, 1997, a decrease of $13.3 million, primarily as a result of the net loss for the nine months.

For the nine months ended December 31, 1997, cash used in operations was $30.4 million, primarily related to the loss for the period and a $9.4 million increase in inventory. Expenditures for capital equipment were $3.4 million for the period. Financing activities provided a $32.9 million increase in cash for the period, primarily through an $8.9 million capitalized lease relating to the sale and leaseback transaction discussed below, plus a $24.0 million increase in borrowings under the Company's lines of credit.

ARI has an $85 million revolving credit loan with interest at the prime rate. The loan provides financing for ARI's rice and olive operations. At December 31, 1997, the outstanding balance on this loan was $91.2 million, up by $19.7 million from the March 31, 1997 balance of $71.5 million. In December 1997, ARI received a 90 day $10 million increase to the line of credit from its banks. This loan facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations and prohibit dividend payments. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Subsequently, ARI obtained waivers from compliance with these covenants from its banks covering the period up to and including December 30, 1997 and amendments effective December 31, 1997. As of December 31, 1997, ARI was not in compliance with the amended covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. The Company has requested waivers from compliance with these amended covenants. The line also contains certain cross default provisions with the indenture for ARI's 13% mortgage notes due 2002.

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

In August 1997, ARI reached an agreement with Aqaba Packaging Company ("APC") whereby APC purchases and processes rice shipped in bulk to APC's facility at Aqaba, Jordan. ARI has experienced continued problems with the implementation of the provisions of this agreement. These problems include APC's inability to meet its contractual commitments to purchase sufficient rice from ARI to maintain adequate inventory levels in Jordan. ARI is currently negotiating with APC for alternative arrangements for this facility so that adequate inventory levels may be maintained. ARI is accounting for this agreement as a $10 million line of credit secured by its inventories located at APC. At December 31, 1997 the balance outstanding under this agreement is $4 million.

Beginning in the quarter ended June 30, 1997, ARI's liquidity has been significantly impaired, in part, as a result of the loss of financing associated with the RMTI agreement (see Part II - Legal Proceedings). Without the RMTI agreement, the general corporate financing required for ARI's sales and marketing in Saudi Arabia is significantly greater. ARI has had to utilize its credit lines to maintain the inventory position for its Saudi Arabia sales and has thus reduced the availability for its domestic activities. In addition to increasing the use of ARI's credit lines, ARI has also experienced an increase in its accounts payable. Management believes that its rice raw material costs have increased to the extent the impairment of liquidity has precluded it from bidding on a competitive basis. In addition to the sale and leaseback transaction and the financing under the APC agreement discussed above, management is exploring several other opportunities to improve liquidity. However, no assurances can be given that the Company can conclude the other arrangements being considered.

ARI's 13% mortgage notes, with an outstanding principal balance at December 31, 1997 of $99 million, provide for semi-annual interest payments on February 28 and August 31. ARI is considering a number of alternatives for paying the fixed interest due on the mortgage notes on February 28, 1998 but due to the current impairment of the liquidity of ARI and pending resolution of the Companys' ability to satisfy or appeal the final judgment in the Kingwood Lakes South litigation (see Legal Proceedings), the Company will not be able to make such payment by the due date. The Company anticipates that such payment will be made before the end of the 30 day grace period, however, no assurances can be given that such interest payment can be made by the end of the grace period.

On January 13, 1998 a final judgment was rendered on the Kingwood Lakes South litigation whereby the tort claim verdict was reduced to $5.3 million plus prejudgment interest of $1.0 million. The punitive damages against all defendants remained unchanged in the final judgment. The Company filed a motion for a new trial on February 12, 1998. If a new trial is not granted, the Company and ARI intend to appeal this judgment and believe they will be successful on appeal, howvever, there can be no assurance that the Company will be successful in its appeal. At this time, the Company does not have resources to post a bond and there is no assurance that they will do so. The Company is attempting to arrange for the posting of a bond in order to avoid execution of this judgment pending appeal. These efforts includes discussions with its insurors and other actions such as the sale of assets. Without posting a bond or otherwise superceding the judgment by mid-April, the Company would be at risk for execution of the judgment against it. If the bond can not be posted or if the judgment can not be paid, the outcome of this litigation will have a material adverse impact on ERLY's and ARI's financial condition.

                             PART II
                       OTHER INFORMATION


Item 1.  Legal Proceedings

In April 1995, a lawsuit was filed in the District Court of Harris County, Texas, by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs, against G.D. Murphy and D.A. Murphy, Chairman and President of the Company and ARI, respectively. ERLY and ARI were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This lawsuit arises from a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy over their contractual obligations, if any, to the partnership. The Company and ARI were named as codefendants in the lawsuit allegedly because of their efforts to first obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy, which threatened ARI's mortgage note financing. The lawsuit also alleges certain other activities by ERLY and ARI, including knowing participation in breaches of fiduciary duties, fraud and civil conspiracy with the Murphys. A restraining order was issued preventing foreclosure on the shares pledged by G.D. Murphy but such restraining order was subsequently terminated. The plaintiffs then obtained 333,333 shares of the pledged stock which was thereafter sold. In order to minimize legal expenses, ERLY, ARI and D.A. Murphy are utilizing common legal counsel in this matter. Gerald D. Murphy retained separate legal counsel in February 1997. He has agreed to pay up to 50% of legal expenses after any insurance recoveries as determined by the members of the board of directors not a party to the lawsuit. On September 9, 1997 the jury in this litigation returned two alternative verdicts in favor of the plaintiffs and the plaintiffs were required to elect between those verdicts. The plaintiffs elected the jury's tort claim verdict in the amount of $9,657,000 rendered jointly and severally against Gerald D. Murphy, Douglas A. Murphy, ERLY and ARI, along with separate awards of punitive damages against Gerald D. Murphy of $3,000,000, Douglas A.
Murphy of $500,000, ERLY of $100,000, and ARI of $100,000.  The
defendants subsequently filed motions before the trial court for judgment in defendants' favor notwithstanding the verdict and for a reduction of the amounts awarded by the jury based, in part, on the absence of evidence to support those awards.
On January 13, 1998 a final judgment was rendered in which the tort claim verdict was reduced to $5.3 million plus prejudgment interest of $1.0 million. The punitive damages against all defendants remained unchanged in the final judgment. The
Company filed a motion for a new trial on February 12, 1998.

If a new trial is not granted, the Company and ARI intend to appeal this judgment and believe they will be successful on appeal, however, there can be no assurance that the Company will be successful in its appeal. At this time, the Company does not have resources to post a bond and there is no assurance that they will do so. The Company is attempting to arrange for the posting of a bond in order to avoid execution of this judgment pending appeal. These efforts include discussions with its insurors and other actions such as the sale of assets. Without posting a bond or otherwise superceding the judgment by mid-April, the Company would be at risk for execution of the judgment against it. If the bond can not be posted or if the judgment can not be paid, the outcome of this litigation will have a material adverse impact on ERLY's and ARI's financial condition.

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

In July 1997, The Powell Group, a diversified holding company based in Baton Rouge, Louisiana, through its wholly owned subsidiary, Farmers Rice Milling Company, a Louisiana corporation, filed a shareholder derivative complaint purportedly on behalf of ERLY and ARI, against Gerald D. Murphy, Douglas A. Murphy, the Company and ARI in the U.S. District Court, Central District of California. In November 1997, the court dismissed the complaint without prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on October 17, 1997.

(b) The meeting involved the election of five directors:
    Gerald D. Murphy, Douglas A. Murphy, William H. Burgess,
    Nanette N. Kelley, and Eugene E. Cafiero according to the
    Report of the Inspector of Election.

(c) According to the Final Report of the Inspector of Election, the following summarizes the matters voted upon at the meeting and the number of votes cast for and against, as as well as the number of abstentions and broker non-votes, on each such matter.

    1. Proposal to amend the Company's Bylaws to eliminate cumulative voting in the election of directors
        (requires 2,610,669 in favor to pass):

             Votes for:      2,609,294
             Votes against:  2,081,261
             Abstentions:       26,111

    2. Proposal to amend the Company's Articles of Incorporation to provide that actions required or permitted to be taken by the shareholders must be effected at a duly called annual or special meeting of shareholders and not by written consent (requires 2,610,669 in favor to pass):

             Votes for:      2,565,823
             Votes against:  2,118,288
             Abstentions:       32,555

    3. Per the Report of the Inspector of Election, the following persons received the following votes with respect to the election of directors:

                                               In Favor
                                               ---------
             Gerald D. Murphy                  4,474,505
             Douglas A. Murphy                 4,474,505
             William H. Burgess                4,474,505
             Bill J. McFarland                     --
             Alan M. Wiener                        --
             Nanette N. Kelley                 4,821,146
             Eugene F. Cafiero                 4,536,051
             William D. Blake                       1
             Robert A. Seale                        1
             John M. Spain                          1

The Company has not yet accepted the results of the Final Report of the Inspector of Election due to a question about the actual votes that were counted and whether all shareholder votes were properly counted. The Board of Directors is considering requesting the relevant court to clarify the issue so that the final results can be tabulated and recorded by the Company.

According to the Inspector of Election, the proposal to eliminate cumulative voting failed to receive over 50% of the outstanding shares (by a margin of 1,375 votes). However, the Inspector of Election did not count 6,248 shares which were voted with the voting agent on a timely basis but not received by the Inspector. If these votes should be counted, then the proposal to eliminate cumulative voting would have passed by a majority of 4,873 votes. If the election of directors was held without cumulative voting, the slate of directors proposed by the Company would have been elected.

Subsequent to the Final Report by the Inspector of Election, the Board of Directors accepted the resignation of directors Bill McFarland and Alan Weiner and in light of the questions raised by the 6,248 shares not counted, deemed it appropriate to appoint as directors Ms. Nanette Kelley and Mr. Eugene Cafiero to eliminate any issues raised by the failure to count the votes represented by the 6,248 shares by the Inspector of Election. Ms. Kelley and Mr. Cafiero were notified of their appointment to the Board of Directors at the December 3, 1997 Board of Directors meeting.

At the December 1997 Board meeting, the newly constituted board voted to expand the board from five to seven members and appointed two additional directors--Mr. Richard Nevins and Mr. Harpal Randhawa. At this time the Board has not yet decided whether to request the proper court to clarify whether the 6,248 votes should have been included by the Inspector of Election in the final report.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    11.1  Calculation of Basic Income Per Share

    11.2  Calculation of Diluted Income Per Share

    27    Financial Data Schedule (electronic filing)

(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ERLY INDUSTRIES INC.
                                          (Registrant)



Date:    February 18, 1998            By /s/ Richard. N. McCombs
                                         -----------------------
                                         Richard N. McCombs
                                         Vice President and
                                         Chief Finanacial Officer



                                      By /s/ Thomas A. Whitlock
                                         ----------------------
                                         Thomas A. Whitlock
                                         Vice President and
                                         Corporate Controller

                                         EXHIBIT 11.1
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                         CALCULATION OF BASIC INCOME (LOSS) PER SHARE
                            (In thousands, except per share data)



                                            Three months ended                Nine months ended
                                               December 31,                      December 31,
                                      -----------------------------      ----------------------------
                                         1997                1996          1997                1996
                                      --------             --------      --------            --------
                                               (Unaudited)                        (Unaudited)

Income (loss) before
  minority interest                  ($11,044)              $ 3,832      ($24,346)            $ 4,602
Minority interest                       4,332                (1,280)        9,842               1,463
                                      -------               -------       -------             -------
  Net income (loss)                  ($ 6,712)              $ 2,552      ($14,504)            $ 6,065
                                      =======               =======       =======             =======


   Average number of shares of
    common stock outstanding            5,744                 5,213         5,536               5,201
                                        =====                 =====         =====               =====

  Basic income (loss)
    per common share                  ($ 1.17)               $  .49      ($  2.62)            $  1.17
                                       ======                ======       =======             =======




                                         EXHIBIT 11.2
                            ERLY INDUSTRIES INC. AND SUBSIDIARIES
                        CALCULATION OF DILUTED INCOME (LOSS) PER SHARE
                            (In thousands, except per share data)



                                            Three months ended               Nine months ended
                                               December 31,                    December 30,
                                      -----------------------------    ------------------------------
                                         1997                1996         1997                1996
                                      --------            ---------    ----------           ---------
                                               (Unaudited)                      (Unaudited)
Income (loss) before
  minority interest                  ($11,044)             $  3,832     ($ 24,346)           $  4,602
Interest adjustment - convertible
  note payable                           (a)                     26          (a)                   77
Income (loss) before minority         -------               -------       -------             -------
  interest, as adjusted              ( 11,044)                3,858     (  24,346)              4,679

Minority interest                       4,332                (1,280)        9,842               1,463
                                      -------               -------       -------             -------
  Net income (loss), as adjusted     ($ 6,712)              $ 2,578      ($14,504)            $ 6,142
                                      =======               =======       =======             =======


Average number of shares of
  common stock outstanding              5,744                 5,213         5,536               5,201
Other dilutive securities                 (a)                   493           (a)                 787
                                        -----                 -----         -----               -----
      Total                             5,744                 5,706         5,536               5,988
                                        =====                 =====         =====              ======
  Diluted income (loss)
    per common share                 ($  1.17)              $   .45      ($  2.62)            $  1.03
                                       ======                ======        ======              ======

  (a)  Exercise of stock options, warrants and convertible note is not assumed as the computation would be anti-dilutive.


