Form 10-Q
period 1999-09-30
ERLY INDUSTRIES INC
filed 1999-11-24
CIK 30966

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 1999

                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________

                        Commission file number 001-07894

                              ERLY INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

        California                                        95-231-2900
(State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                      Identification Number)

    8641 United Plaza Boulevard
     Baton Rouge, Louisiana                                   70809
(Address of Principal Executive Offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (225) 922-4664

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [_]      No  [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes [X]    No  [_]

     As of September 30, 1999 there were 5,762,088 shares of common stock of ERLY Industries Inc. issued and outstanding.
================================================================================

                              ERLY Industries Inc.

                                     INDEX

                                                                        Page No.
                                                                        --------

COVER PAGE...............................................................  1

INDEX....................................................................  2

PART I - FINANCIAL INFORMATION...........................................  4

     Item 1.  Financial Statements (Unaudited)...........................  4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............. 10

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk.......................................... 10

PART II - OTHER INFORMATION.............................................. 10

     Item 1.  Legal Proceedings.......................................... 10

     Item 2.  Changes in Securities and Use of Proceeds.................. 10

     Item 3.  Defaults upon Senior Securities............................ 10

     Item 4.  Submission of Matters to a Vote of Security Holders........ 10

     Item 5.  Other Information.......................................... 10

     Item 6.  Exhibits and Reports on Form 8-K........................... 10

SIGNATURES............................................................... 12

Special Cautionary Notice Regarding Forward Looking Statements

          This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. All statements, other than statements of historical facts, included in this report that address activities, events or developments that ERLY Industries Inc, a Corporation corporation (the "Company"), expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," or words of similar import are intended to identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks: general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the various disclosures made by the Company to advise interested parties of certain risks and other factors that may affect the Company's business and operating results, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                         PART I - FINANCIAL INFORMATION

                              ERLY Industries Inc.

Item 1.  Financial Statements (Unaudited)

                              ERLY INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             AT SEPTEMBER 30, 1999




Assets                                                  $  0
------                                                  ----


Liabilities                                             $  0
-----------                                             ----


Stockholders' Equity                                    $  0
--------------------                                    ----

                              ERLY INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AUGUST 20 TO SEPTEMBER 30, 1999
                                  (UNAUDITED)


                                                        August 20 to September 30, 1999
                                                        -------------------------------

Net Sales                                                                       $0

Cost of Sales                                                                   $0
                                                                     -------------

Gross Profit                                                                    $0

Selling and Administrative Expenses                                             $0
                                                                     -------------

Earnings from Operations                                                        $0

Interest Expense                                                                $0

Interest Income                                                                 $0

Other Expenses                                                                  $0
                                                                     -------------

Earnings (loss) before taxes                                                    $0
                                                                     -------------

Net Earnings (loss)                                                             $0
                                                                     =============

                              ERLY INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AUGUST 20 TO SEPTEMBER 30, 1999
                                  (UNAUDITED)



Cash Flows from Operating Activities

              Net Earnings (loss)                                               $0

              Other                                                             $0
                                                                    --------------

              Net Cash provided by operating activities                         $0


Cash Flows from Investing Activities

              Property, Plant and Equipment                                     $0

              Other                                                             $0
                                                                    --------------

              Net Cash used in investing activities                             $0

Cash Flows from Financing Activities

              Increase (decrease) in Notes Payable                              $0

              Other, net                                                        $0
                                                                    --------------

              Net Cash provided by financing activities                         $0
                                                                    --------------

Net Increase in Cash and Cash Equivalents                                       $0

Cash and Cash Equivalents:

              Beginning of the Period                                           $0
                                                                    --------------

              End of the Period                                                 $0
                                                                    ==============

                              ERLY INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Organization, Basis of Presentation, and Principles of Consolidation
   --------------------------------------------------------------------

   ERLY Industries, Inc.(ERLY) filed for a voluntary petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the Bankruptcy Court) on September 28, 1998 (see Note 2). Watch-Edge International, Inc.
   (WEI) (formerly known as Chemonics Industries, Inc.), a wholly owned subsidiary of ERLY, also filed a voluntary petition for reorganization under Chapter 11 of the bankruptcy code on November 30, 1998 in the Bankruptcy Court. Both Companies continued to operate since the filing of their petitions as debtor-in-possession. Other subsidiaries of ERLY included in the August 20, 1999 consolidated balance sheet presented include The Beverage Source, Inc. and ERLY Juice, Inc. Other subsidiaries of WEI included in the consolidated balance sheet presented include Chemonics Fire-Trol, Inc. and Chemonics International, Inc. (Collectively referred to as the Company)

   At the date ERLY filed its petition for bankruptcy, it held 81% of the voting power of American Rice, Inc. (ARI), comprised of 32% direct common stock equity interest and an additional 49% voting preferred stock interest. ERLY previously included ARI in its consolidated balance sheet with appropriate adjustments to reflect the minority interest. ERLY's 81% stock interest in ARI has also been pledged by ERLY to ARI's creditors. ARI filed for bankruptcy under Chapter 11 of the Bankruptcy Code on August 11, 1998. (Case No. 98-21895 before the Bankruptcy Court). ARI filed a Plan of Reorganization was confirmed and made effective October 1, 1999 provides no distribution or continuing ownership to ERLY or ARI's other shareholders. Accordingly, ERLY has not included ARI, or ARI's wholly-owned subsidiaries, in the consolidated balance sheet presented at August 20, 1999.

   As described in Note 3, the Bankruptcy Court's confirmation of the Company's Joint Plan of Reorganization became effective August 20, 1999. This completed a significant financial restructuring which resulted in the Company retaining no assets of value and a discharge of liabilities. The Company has accounted for the restructuring in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which requires that assets and liabilities be adjusted to their fair values ("fresh-start" values) and a new reporting entity created. Accordingly, the consolidated balance sheet at August 20, 1999 reflected the assets and liabilities at the fair value assessed by management of zero (see Notes 3 and 4 for additional discussion) and reclassified the value of common stock to eliminate a deficit retained earnings.

   Since August 20, 1999, the Company has not engaged in any business activities.

2. Bankruptcy Proceedings
   ----------------------

   On August 9, 1999, the Bankruptcy Court confirmed a Chapter 11 Joint Plan of Reorganization as Modified filed by ERLY and WEI (the Debtors) and ERLY's Creditor's Committee (the Plan) in the above referenced bankruptcy proceedings. The Confirmation Order provides that all entities who have held, hold or may hold a claim are permanently enjoined on or after the confirmation date from making demand on, commencing, or continuing in any manner any action or proceeding of any kind with respect to any such claim against the Debtors.

   The Plan was effective on August 20, 1999 and provides that all of the assets of ERLY and WEI (except certain contracts and assets, which management has determined to be of no value, necessary for the Debtors to continue operations involving a sublease and Terminal Service Agreement in connection with the WEI operations in Phoenix, Arizona, net operating losses and carryovers, and stock of WEI) are to be paid, transferred and assigned to a newly formed limited partnership for the benefit of the creditors. The purpose of the limited partnership is to liquidate assets of the Debtors and to distribute those proceeds to the Creditors.

   All claims and causes of action of ERLY and WEI existing as of and subsequent to the petition date were preserved and inure to the benefit of the
   reorganized Debtors and are not extinguished by the Confirmation Order.   In
   full and final satisfaction of all claims against the Debtors, the Confirmation Order shall automatically (i) vest all property of the Debtors and their Estates, including the Debtors' actions (ii) transfer and/or assign to the limited partnership for the benefit of the Debtors' Creditors, and all property of the Debtors' estates and their subsidiaries, except the exceptions in the preceding paragraph.

   On August 20, 1999, all intercompany claims by and among the Debtors or Old Chemonics were eliminated, all guarantees executed by the Debtors or Old Chemonics were deemed to have been one obligation of ERLY payable solely by the limited partnership and any claim filed or to be filed against the Debtors were deemed one claim against ERLY payable solely by the limited partnership, all remaining assets of Old Chemonics were either assigned to, paid, or otherwise vest and assigned to the limited partnership.

3.  Income Taxes
    ------------

   The Company is not presently able to determine its net operating loss (NOL) carryforwards at September 30, 1999; however, it could be significant on a consolidated tax return basis. The NOL is subject to certain tax sharing agreements and continuing disputes with its former subsidiary, American Rice, Inc., which have thus far prohibited the preparation of these tax returns and the assessment of any NOLs. Management does not know whether the NOL will have any significant value after any adjustments for events occurring during the bankruptcy proceedings including the sale of assets, forgiveness of indebtedness, as well as the possible de-consolidation of American Rice, Inc. for income tax purposes.

    ------------

   Due to the inability of management to ascertain the amount of any NOLs available to the Company as well as the uncertainty of future taxable income during the NOL carryover period, management has established a full valuation allowance at September 30, 1999. Due to the inability to determine the amount of any NOL, the valuation allowance is established as any amount necessary to reduce the tax benefit of any NOL to zero.

4.  Specific Contracts and Leases
    -----------------------------

   WEI leases a parcel of property in Phoenix, Arizona under a quarter to quarter tenancy that was paid through September 30, 1999. WEI has subleased the property to two entities. WEI is also party to a Terminal Service Agreement whereby WEI provides certain equipment and services. These leases and agreements remained with the reorganized Debtors on August 20, 1999. Management sold all equipment at this location for approximately $750 and terminated these leases and contracts on September 30, 1999.

   Management determined that there was no value to these leases or agreements at August 20, 1999 and accordingly reduced the carrying value of these assets to zero in its consolidated balance sheet.

5.  Stockholders' Equity
    --------------------

   At September 30, 1999, ERLY had 6,000 shares of $100 par value preferred stock authorized but unissued.

   At September 30, 1999, ERLY had 15,000,000 shares of $.01 par value common stock authorized and 5,762,088 shares issued and outstanding.

   In the fiscal year ended March 31, 1996, ERLY granted stock options to a key employee for 88,500 shares at a price of $4.55 per share (as adjusted for stock dividends). These options were to expire on their own terms in the year 2001. These options were cancelled by action of ERLY's Board of Directors and are not deemed outstanding at September 30, 1999.

6.  Significant Litigation
    ----------------------

   The Company has been involved in significant litigation related to actions brought prior to its bankruptcy petition and as a part of its bankruptcy proceedings. Based on management's assessment of these proceedings, and considering the Confirmation Order discussed in Note 2, the balance sheet presented provides no liabilities for such litigation and asserted or unasserted contingent liabilities at September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company has emerged from voluntary bankruptcy with no assets, liabilities, or equity and has no ongoing operations. Management is evaluating various business plans and alternatives strategies for the Company to pursue. It is also possible that management will conclude to cease operations entirely and to liquidate or shut down the Company.

Results of Operations

        Not applicable.

Liquidity And Capital Resources

        The Company currently does not have any source of liquidity and is not carrying on any significant business activities. If management develops a viable business plain, it will be necessary to raise sufficient capital to enable the Company to commence operations. There can be no assurance offered that ERLY will be successful in obtaining the capital necessary to carry out a business plan, if developed, or to continue as a going concern. The Company has abandoned its plan, reported on Form 8-K by the Company on August 24, 1999, to acquire four radio stations in Hot Springs, Arkansas.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company has been involved in significant litigation related to actions brought prior to its bankruptcy petition and as a part of its bankruptcy proceedings. Based on management's assessment of these proceedings, and considering the Confirmation Order discussed in Note 2 to Consolidated Financial Statements, management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial condition or its results of operations.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Not applicable.

(b)  Reports on Form 8-K

     On August 24, 1999 the Company filed a Current Report on Form 8-K, which was later amended on September 3, 1999 and October 14, 1999, reporting Items 2, 3 and 4, in connection with the Company's intent to acquire the assets and business of four radio stations; confirmation of the Modified Debtors' and ERLY Creditors' Committee Joint Plan of Reorganization by the bankruptcy court; and changes in the Company's certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, ERLY Industries Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 24, 1999              ERLY INDUSTRIES INC.

                                      By:  /s/ Nanette N. Kelley
                                          --------------------------------------
                                                       Nanette N. Kelley
                                          Chairman, President and Chief Executive Officer

Date:  November 24, 1999              By:  /s/ Nanette N. Kelley
                                          ---------------------------------------------
                                                        Nanette N. Kelley
                                                   Principal Financial Officer