Form 10-K
period 2000-03-31
ERLY INDUSTRIES INC
filed 2000-06-29
CIK 30966

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                          COMMISSION FILE NUMBER 1-7894

                              ERLY INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

       CALIFORNIA                                     95-2312900
(State of Incorporation)                   (I.R.S. Employer Identification No.)

           8641 UNITED PLAZA BLVD., SUITE 300, BATON ROUGE, LA (70809)
                    (Address of Principal Executive Offices)

                                  225-922-4540
              (Registrant's telephone number, including area code)

                                   ----------

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
YES      NO  X
    ---     ---

         As of March 31, 2000 there were 5,762,088 common shares outstanding and such shares have been delisted from the Nasdaq Stock Market, and are not eligible for quotation on the OTC Bulletin Board. Therefore the shares of common stock have no market value.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                              ERLY INDUSTRIES, INC.
                             FORM 10-K ANNUAL REPORT
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                TABLE OF CONTENTS




PART I

ITEM 1   Business

ITEM 2   Properties

ITEM 3   Legal Proceedings

ITEM 4   Submission of Matters to a Vote of Security Holders

PART II

ITEM 5   Market for the Company's Common Stock and Related Stockholder Matters

ITEM 6   Selected Consolidated Financial Data

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

ITEM 8   Consolidated Financial Statements and Supplementary Data

ITEM 9   Changes in and Disagreements on Accounting and Financial Disclosure

PART III

ITEM 10  Directors and Executive Officers of the Company

ITEM 11  Executive Compensation

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

ITEM 13  Certain Relationships and Related Transactions

PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                           FORWARD-LOOKING STATEMENTS


Special Cautionary Notice Regarding Forward-Looking Statements

         This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. All statements, other than the statements of historical facts, included in this report that address activities, events or developments that ERLY Industries Inc., a California corporation (the "Company"), expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. When used in this report, the words" anticipates," "believes," "expects," or words of similar import are intended to identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks: general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the various disclosures made by the Company to advise interested parties of certain risks and other factors that may affect the Company's business and operating results, including the disclosures made under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                                     PART I

ITEM 1 Business

         ERLY Industries, Inc. "ERLY" or the "Company" filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the U.S Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court") on September 28, 1998. Watch-Edge International, Inc. (WEI) (formerly known as Chemonics Industries, Inc.), a wholly owned subsidiary of ERLY, also filed a voluntary petition for reorganization under Chapter 11 of the bankruptcy code on November 30, 1998 in the Bankruptcy Court. Both companies continued to operate after the filing of their respective petitions as debtors-in-possession. Other subsidiaries of ERLY included in its August 20, 1999 consolidated balance sheet included The Beverage Source, Inc. and ERLY Juice, Inc. Other subsidiaries of WEI included in the consolidated balance sheet included Chemonics Fire-Trol, Inc. and Chemonics International, Inc., ("Old Chemonics").

         At the date ERLY filed its petition for reorganization in bankruptcy, it held 81% of the voting power of American Rice, Inc. ("ARI"), comprised of 32% direct common stock equity interest and an additional 49% voting preferred stock interest. ERLY previously included ARI in its consolidated balance sheet with appropriate adjustments to reflect the 81%. ERLY's 81% stock interest in ARI had been pledged by ERLY to ARI's creditors. ARI filed for bankruptcy under Chapter 11 of the Bankruptcy Code on August 11, 1998. Its plan of reorganization provided no distribution or continuing ownership to ERLY or ARI's other shareholders. Accordingly, ERLY has not included ARI, or ARI's wholly-owned subsidiaries, in its consolidated balance sheet.

         The Bankruptcy Court's confirmation order of the Joint Plan of Reorganization as modified became effective August 20, 1999. This completed a significant financial restructuring which resulted in the Company retaining no assets of value and a discharge of all liabilities. The Company has accounted for the restructuring in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which requires that assets and liabilities be adjusted to their fair values ("fresh-start" values) and a new reporting entity created. Accordingly, the Company's consolidated balance sheet at August 20, 1999 reflected the assets and liabilities at the fair value assessed by management of zero (see Notes 3 and 5 of the Consolidated Financial Statements for additional discussion) and reclassified the value of common stock to eliminate a deficit retained earnings.

         Since August 20, 1999, the Company has not engaged in any business activities.

         The Company currently has only one employee, Nanette N. Kelley, who serves as President, Chief Executive Officer, and Chairman of the Board.

ITEM 2 Properties

         As a result of ERLY's Chapter 11 reorganization, it owns no property other than the shares of WEI and other subsidiaries.

ITEM 3 Legal Proceedings

         On August 9, 1999, the Bankruptcy Court enclosed in order (the "Confirmation Order") which confirmed a Chapter 11 Joint Plan of Reorganization as Modified filed by ERLY and WEI (the "Debtors") and ERLY's Creditor's Committee (the "Plan") in the above-referenced bankruptcy proceedings. The Confirmation Order provides that all entities who have held, hold or may hold a claim against the directors are permanently enjoined on or after the confirmation date from making demand on, commencing, or continuing in any manner any action or proceeding of any kind with respect to any such claim against the Debtors.

         The Plan became effective on August 20, 1999 and provided that all of the assets of ERLY and WEI (except certain contracts and assets, which management has determined to be of no value, net operating losses and carryovers, and stock of WEI) are to be paid, transferred and assigned to a newly formed limited partnership for the benefit of the creditors. The purpose of the limited partnership is to liquidate assets of the Debtors and to distribute those proceeds to the Creditors.

         All claims and causes of action of ERLY and WEI existing as of and subsequent to the petition date were preserved and inure to the benefit of the reorganized Debtors and are not extinguished by the Confirmation Order. In full and final satisfaction of all claims against the Debtors, the Confirmation Order automatically (i) vests all property of the Debtors and their estates, including the Debtors' actions (ii) transfers and/or assigns to the limited partnership for the benefit of the Debtors' Creditors, and all property of the Debtors' estates and their subsidiaries, except where noted in the preceding paragraph.

         On August 20, 1999, all intercompany claims by and among the Debtors or Old Chemonics were eliminated, all guarantees executed by the Debtors or Old Chemonics were deemed to have been one obligation of ERLY payable solely by the limited partnership and any claim filed or to be filed against the Debtors were deemed one claim filed or to be filed against the Debtors were deemed one claim against ERLY payable solely by the limited partnership, all remaining assets of Old Chemonics were either assigned to, paid, or otherwise vest and assigned to the limited partnership.

ITEM 4 Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2000.


                                     PART II

ITEM 5 Market for the Company's Common Stock and Related Stockholder Matters (Item 201)

     (a)  Market Information

         The Company's common stock, $0.01 par value per share, has been delisted from the Nasdaq Stock Market and is no longer eligible for quotation on the Over the Counter Bulletin Board and therefore no established public trading market exists for such securities.

     (b)  Holders

         There are approximately 1075 shareholders of record as of March 31, 2000.

     (c)  Dividends

         The Company has never paid cash dividends and has no present intention to declare or pay cash dividends in the foreseeable future.

ITEM 6 Selected Consolidated Financial Data

                              ERLY INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2000

                              ERLY INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                           Page
Independent Auditors' Report                                                 10

Consolidated Balance Sheets                                                  11

Consolidated Statement of Operations                                         12

Consolidated Statement of Cash Flows                                         13

Consolidated Statement of Changes in Stockholders' Deficit                   14

Notes to Consolidated Balance Sheet                                          15

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
ERLY Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of ERLY Industries, Inc. and Subsidiaries as of March 31, 2000 and August 20, 1999, and the consolidated statements of operations, changes in stockholders' deficit, and cash flows for the period August 21, 1999 to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of ERLY Industries, Inc. and Subsidiaries as of March 31, 2000 and August 20, 1999, and the results of their consolidated operations and their cash flows for the period from August 21, 1999 to March 31, 2000, in accordance with generally accepted accounting principles.

As more fully described in Note 9, the Company has no ongoing operations or sources of capital and significant uncertainties as to its intended future operations, if any.


/s/ POSTLETHWAITE & NETTERVILLE, APAC

June 12, 2000
Baton Rouge, Louisiana

                        ERLY INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2000 AND AUGUST 20, 1999



                                     ASSETS
                                                                      MARCH 31, 2000     AUGUST 20, 1999
                                                                      --------------     ---------------
CURRENT ASSETS
 Cash and equivalents                                                  $     193,413      $          --
                                                                       -------------      -------------

TOTAL ASSETS                                                           $     193,413      $          --
                                                                       =============      =============


                      LIABILITIES AND STOCK HOLDERS' EQUITY


LIABILITIES
  Compensation payable to stockholder                                  $     400,000      $          --
                                                                       -------------      -------------
      Total current liabilities                                              400,000                 --
                                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES                                                     --                 --

STOCKHOLDERS' DEFICIT
  Preferred stock, $100 par value, 6,000 shares authorized,
    no shares issued or outstanding                                               --                 --
  Common stock, $.01 par value, 15,000,000 shares authorized,
    5,762,088 shares issued and outstanding                                       --                 --
  Retained deficit                                                          (206,587)                --
                                                                       -------------      -------------
    Total stockholders' deficit                                             (206,587)                --
                                                                       -------------      -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $     193,413      $          --
                                                                       =============      =============



The accompanying notes are an integral part of these statements.

                        ERLY INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE PERIOD AUGUST 21, 1999 TO MARCH 31, 2000



REVENUE                                                             $        --
                                                                    -----------

EXPENSES
  Administrative expense (Note 7)                                       402,674
                                                                    -----------

OPERATING LOSS                                                         (402,674)
                                                                    -----------

OTHER INCOME
  Refund of funds previously expended (Note 4)                          194,382
  Interest income                                                         1,705
                                                                    -----------
     Total other income                                                 196,087
                                                                    -----------

LOSS BEFORE INCOME TAXES                                               (206,587)

INCOME TAX EXPENSE                                                           --
                                                                    -----------

NET LOSS                                                            $  (206,587)
                                                                    ===========


  Basic and diluted loss per share                                  $     (0.04)
                                                                    ===========

  Weighted average shares outstanding                                 5,762,088
                                                                    ===========




The accompanying notes are an integral part of this statement.

                        ERLY INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE PERIOD AUGUST 21, 1999 TO MARCH 31, 2000





CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $    (206,587)
Adjustments to reconcile net loss to net cash
   provided by operating activities
     Accrual of compensation payable to stockholder                      400,000
                                                                   -------------
       Total cash provided by operating activities                       193,413
                                                                   -------------


Cash at beginning of period                                                   --
                                                                   -------------

Cash at end of period                                              $     193,413
                                                                   =============







The accompanying notes are an integral part of this statement.

                        ERLY INDUSTRIES AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE PERIOD AUGUST 21, 1999 TO MARCH 31, 2000





                                            Preferred Stock                 Common Stock
                                        -------------------------     -------------------------                     Total
                                          No. of                        No. of                       Retained    Stockholders'
                                          Shares         Amount         Shares         Amount         Deficit       Deficit
                                        ----------     ----------     ----------     ----------     ----------   -------------
Balance at August 21, 1999                      --     $       --      5,762,088     $       --             --      $       --


Net loss                                        --             --             --             --       (206,587)       (206,587)

                                        ----------     ----------     ----------     ----------     ----------      ----------

Balance at March 31, 2000                       --     $       --      5,762,088     $       --     $ (206,587)     $ (206,587)
                                        ==========     ==========     ==========     ==========     ==========      ==========









The accompanying notes are an integral part of these statements.

                        ERLY INDUSTRIES AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED BALANCE SHEET



1. Organization, Basis of Presentation, and Principles of Consolidation

      ERLY Industries, Inc.(ERLY) filed for a voluntary petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the Bankruptcy Court) on September 28, 1998 (see Note 2). Watch-Edge International, Inc. (WEI) (formerly known as Chemonics Industries, Inc.), a wholly owned subsidiary of ERLY, also filed a voluntary petition for reorganization under Chapter 11 of the bankruptcy code on November 30, 1998 in the Bankruptcy Court. Both Companies continued to operate since the filing of their petitions as debtor-in-possession. Other subsidiaries of ERLY included in the consolidated balance sheets presented include The Beverage Source, Inc. and ERLY Juice, Inc. Other subsidiaries of WEI included in the consolidated balance sheet presented include Chemonics Fire-Trol, Inc. and Chemonics International, Inc. (Collectively referred to as the Company)

      At the date ERLY filed its petition for bankruptcy, it held 81% of the voting power of American Rice, Inc. (ARI), comprised of 32% direct common stock equity interest and an additional 49% voting preferred stock interest. ERLY previously included ARI in its consolidated financial statements with appropriate adjustments to reflect the minority interest. ERLY's 81% stock interest in ARI has also been pledged by ERLY to ARI's creditors. ARI filed for bankruptcy under Chapter 11 of the Bankruptcy Code on August 11, 1998. (Case No. 98-21895 before the Bankruptcy Court). ARI filed a Plan of Reorganization that was confirmed and made effective October 1, 1999 provided no distribution or continuing ownership to ERLY or ARI's other shareholders. Accordingly, ERLY has not included ARI, or ARI's wholly-owned subsidiaries, in the consolidated balance sheets presented at March 31, 2000 and August 20, 1999.

      As described in Note 3, the Bankruptcy Court's confirmation of the Company's Joint Plan of Reorganization became effective August 20, 1999. This completed a significant financial restructuring which resulted in the Company retaining no assets of value and a discharge of liabilities. The Company has accounted for the restructuring in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", which requires that assets and liabilities be adjusted to their fair values ("fresh-start" values) and a new reporting entity created. Accordingly, the consolidated balance sheet at August 20, 1999 reflect the assets and liabilities at the fair value assessed by management of zero (see Notes 3 and 4 for additional discussion) and reclassified the value of common stock to eliminate a deficit retained earnings. The financial statements presented reflect the Company's activities since the August 20, 1999 bankruptcy Confirmation Order through March 31, 2000.

      The preparation of a consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the balance sheet. Actual results could differ from those estimates.

                        ERLY INDUSTRIES AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED BALANCE SHEET



2. Bankruptcy Proceedings

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

3. Income Taxes

      Company is not able to determine its net operating loss (NOL) carryforwards at August 20, 1999 or March 31, 2000; however, it could be significant on a consolidated tax return basis. The NOL is subject to certain tax sharing agreements and continuing disputes with its former subsidiary, American Rice, Inc., which have thus far prohibited the preparation of these tax returns and the assessment of any NOLs. Management does not know whether the NOL will have any significant value after any adjustments for events occurring during the bankruptcy proceedings including the sale of assets, forgiveness of indebtedness, as well as the possible de-consolidation of American Rice, Inc. for income tax purposes.

                        ERLY INDUSTRIES AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED BALANCE SHEET





3. Income Taxes (continued)

      Due to the inability of management to ascertain the amount of any NOLs available to the Company as well as the uncertainty of future taxable income during the NOL carryover period, management has established a full valuation allowance at March 31, 2000 and August 20, 1999. Federal NOL carry forwards generally have a 15 or 20 year carry forward period. However, due to the inability to determine the amount of any NOL also prohibit the estimation of the carryover periods. Due to the inability to determine the amount of any NOL, management has established the valuation allowance to be any amount necessary to reduce the tax benefit of any NOL to zero.

      Related to the significant uncertainty associated with the NOLs described above, the possibility exists that the Company could ultimately be liable for income taxes. Although, management believes that the Company should not have taxable income or liabilities, significant uncertainties exist as to the possibility that income taxes may be owed by the Company. These financial statements do not provide for any possible income taxes that could ultimately be owed by the Company.

4. Refund of Funds Previously Expended

      During February 2000, The Beverage Source, a wholly owned subsidiary, received a refund of funds previously held in escrow by an engineering firm for the purpose of funding environmental remediation. Management had previously estimated that no funds held in escrow would be recoverable and accordingly estimated no value to the escrow funds or no additional liability related to remediation matter.

      The recovery of these funds has been recorded as other income in the post bankruptcy operations of the Company ended March 31, 2000. Management believes there are no rights or claims at March 31, 2000 to assets of The Beverage Source, which did not file for bankruptcy. The possibility remains that litigation could be brought against the Companies by creditors to the previously described bankruptcy proceedings, or by others, making claim to the assets of The Beverage Source which were previously estimated to have no value. At March 31,2000, management has not established a liability to reflect such contingent liabilities or claims if they in fact emerge.

5. Specific Contracts and Leases

       WEI leased a parcel of property in Phoenix, Arizona under a quarter to quarter tenancy that was paid through September 30, 1999. WEI had subleased the property to two entities. WEI was also party to a Terminal Service Agreement whereby WEI provides certain equipment and services. Management sold all equipment at this location for approximately $750 and terminated these leases and contracts on September 30, 1999.

       Management has determined that there is no value to these leases or agreements at August 20, 1999 and accordingly has reduced the carrying value of these assets to zero in the presented consolidated balance sheet.

                        ERLY INDUSTRIES AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED BALANCE SHEET



6. Stockholders' Equity

       At March 31, 2000 and August 20, 1999, ERLY had 6,000 shares of $100 par value preferred stock authorized but unissued.

       At March 31, 2000 and August 20, 1999, ERLY had 15,000,000 shares of $.01 par value common stock authorized and 5,762,088 shares issued and outstanding.

       In the fiscal year ended March 31, 1996, ERLY granted stock options to a key employee for 88,500 shares at a price of $4.55 per share (as adjusted for stock dividends). These options were to expire on their own terms in the year 2001. These options were cancelled by action of ERLY's Board of Directors and are not deemed outstanding at August 20, 1999.

       The consolidated financial statements are presented in accordance with Statement on Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic EPS is completed using the weighted average number of shares outstanding during the period. Diluted EPS gives the effect of the potential dilution of earnings which may have occurred if dilutive potential shares had been issued. Since the Company incurred a net loss, both basic and diluted earnings per share are the same amount.

7. Related Party Transactions

       From time-to-time the Company receives management and administrative services by entities or individuals related to a shareholder of the Company. These entities may also incur certain limited operating costs on behalf of the Company. These services are provided without cost to the Company. Although the value of these services and costs has not been determined, management believes the total value to have been insignificant during the period August 21, 1999 to March 31, 2000.

       The Board of Directors for ERLY retained its current Chairman of the Board, President, and Chief Executive Officer, who is also a stockholder, at a set monthly amount of compensation plus a supplemental fee to be determined by the ERLY Board of Directors at the conclusion of the previously described bankruptcy proceedings. In July 1999, ERLY's Board of Directors approved a supplemental fee to be paid of $400,000. The supplemental fee was submitted to the Bankruptcy Court as an administrative cost of the bankruptcy proceeding to be paid from the estate of the bankruptcy proceedings. The supplemental fee was not approved for payment by the Bankruptcy Court. Management for ERLY intends to honor the supplemental fee agreement previously declared by the Board of Directors. Accordingly, a liability and related compensation expense have been accrued as payable to this individual at March 31, 2000.

8. Significant Litigation

       The Company has been involved in significant litigation related to actions brought prior to its bankruptcy petition and as a part of its bankruptcy proceedings. Based on management's assessment of these proceedings, and considering the Confirmation Order discussed in Note 2, the balance sheets presented provide no liabilities for such litigation and asserted or unasserted contingent liabilities at August 20, 1999 and March 31, 2000.

                        ERLY INDUSTRIES AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED BALANCE SHEET



9. Uncertainty Related to Future Business Operations

       The ERLY and WEI emerged from voluntary bankruptcy on August 20, 1999 with no assets of value, liabilities, or equity. The Companies have no ongoing operations and reflect a deficit of $203,913 at March 31, 2000. Management has and continues to evaluate various business plans and alternatives strategies for the Company to pursue.

       On March 22, 2000, the Board of Directors accepted the terms of an agreement to provide a controlling interest of ERLY's commons stock to a group of investors at an undetermined date subsequent to March 31, 2000. There can be no assurance offered that ERLY will be successful in developing a viable business plan obtaining the capital necessary to carry out a business plan or to continue as a going concern.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

ITEM 8   Consolidated Financial Statements and Supplementary Data

ITEM 9 Changes in and disagreements with Accountants on Accounting and Financial Disclosure (Item 304)

       On or about March 1, 1999, Postlethwaite & Netterville, APAC ("P&N") was appointed by the Bankruptcy Court to prepare the tax returns of ERLY. On or about August 16, 1999, ERLY engaged P&N as its principal accountant to audit its balance sheet upon the effectiveness of its Plan. P&N completed its audit of ERLY's balance sheet at August 20, 1999 and issued its report on October 4, 1999.

       There have been no disagreements on accounting or financial disclosures.


                                    PART III

ITEM 10  Directors and Executive Officers of the Company

       William D. Blake (67) has served as a director of the Company since 1998. Since 1961, Mr. Blake has served as General Manager of Quatre Parish Company and John A. Bel Estate and since 1988 as President of The Lacassane Company, companies primarily engaged in the agriculture/land holdings business. Mr. Blake also manages a substantial block of real estate in Louisiana.

       Robert Arthur Seale (58) has been a member of the Company's Board of Directors since 1998. Mr. Seale was a senior partner and administrative head of the Personal Tax & Estates Group of the law firm Vinson & Elkins L.L.P. in Houston, Texas until his retirement in March 1997. Mr. Seale had practiced law with Vinson & Elkins since 1969. His practice focused on tax and financial structuring of businesses involved in mining, aircraft manufacturing, thoroughbred racing and breeding, banking and real estate development. During the last five years, Mr. Seale has been involved as a consultant in the tax-free reorganizations of closely-held businesses and "split-offs" of corporations for business purposes.

       Nanette Noland Kelley (41) has served as the Company's President and Chief Executive Officer since 1998, and as Chairman of the Board of Directors since 1998. Ms. Kelley has been the President and Chief Executive Officer of The Powell Group since 1991. The Powell Group is a privately held holding company engaged primarily in agriculture and communications. Ms. Kelley presently serves as the Chairman of General Health System, an integrated health care delivery system. General Health System is engaged in health care delivery in Baton Rouge, Louisiana, through two hospitals, four nursing homes, an HMO, a TPA, a behavioral health unit, a home health unit, private physician practices and a foundation. General Health System is a not for profit 501(c)(3) organization.

       Eugene A. Cafiero (74) has served as a director of the Company since 1998. Mr. Cafiero has been Chairman of Voltarc Technologies, Inc., a major manufacturer of specialty lamps and wiring devices for germicidal, aerospace, reprographic, illuminated sign and other applications since 1993. From 1986 to 1993, Mr. Cafiero served as Chairman and Chief Executive Officer of KD Holdings, Inc. and KDI Corporation, a diversified manufacturing company. Mr. Cafiero also served as Chief Executive Officer of Ariadne Australia, Ltd. And President and Chief Executive Officer of Mid-American Communications. Mr. Cafiero is the past president and director of Keene Corporation, a manufacturer of bearings, lighting fixtures, electronics and laminated products for printed circuit boards and other applications; past president and chief operating officer and vice chairman of Chrysler Corporation; principle founder of Computerized Security Systems, maker of electronic locks for the lodging industry.

       Beryl F. Anthony, Jr. (64) has been a director since 1998. Mr. Anthony is currently a partner in the Washington, D.C. office of Winston & Strawn and has been a member of such firm since January 1993 specializing in legislative law. Mr. Anthony was previously a member of the United States House of Representatives, having been elected to serve from his home district in Arkansas.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires the Company's directors and certain officers and beneficial owners (collectively, the "reporting persons") of the Company's common stock, $0.01 par value per share (the "Common Stock") to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Common Stock. The reporting persons are required to furnish the Company with copies of all reports filed pursuant to Section 16(a).

         Based solely upon a review of such reports received by it, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that, during fiscal 2000, all filing obligations applicable to the reporting persons were complied with.


ITEM 11 Executive Compensation

ERLY's Board of Directors agreed to pay Nanette Kelley a salary of $10,000 per month salary during the bankruptcy proceedings plus a supplemental fee of $400,000.00. The $10,000 per month was paid but the supplemental fee has not been paid yet. She has received no compensation since ERLY came out of bankruptcy on August 20, 1999.

There are no other executives receiving compensation.

ITEM 12   Security Ownership of Certain Beneficial Owners and Management

ITEM 13   Certain Relationship and Related Transactions

                                     PART IV

ITEM 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

EXHIBITS

Financial Statements

    Included in Part II of this report:

        Independent Auditors' Report                                      Page 10
        March 31, 2000 and August 20, 1999
            Consolidated Balance Sheets                                   Page 11
        For the period August 21, 1999 to March 31, 2000
            Consolidated Statement of Operations                          Page 12
            Consolidated Statement of Cash Flows                          Page 13
            Consolidated Statement of Changes in Stockholders' Deficit    Page 14
        Notes to Consolidated Financial Statements                        Page 15

    Financial Statement Schedules

         Included in Part IV of this report:

         Individual financial statements of the registrant have been omitted because consolidated financial statements of the registrant and its subsidiaries required by Item 8 have been included in part II of this report and, as of March 31, 2000, the registrant and its subsidiaries were not engaged in any operations.

         No financial statement schedules have been presented because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.


EXHIBITS

  Exhibit No.       Description of Document
  -----------       -----------------------
      21         -List of Subsidiaries of the Company

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, ERLY Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ERLY INDUSTRIES, INC.

                                             /s/ NANETTE N. KELLEY
                                            ---------------------------
                                            Nanette N. Kelley President
                                            and Chief Executive Officer
                                                    June 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Title                    Date
---------                                  -----                    ----

 /s/ NANETTE N. KELLEY
--------------------------
Nanette N. Kelley                   Chairman of the Board,     June 13, 2000
                                    President and Chief
                                    Executive Officer
 /s/ BERYL F. ANTHONY, JR.
--------------------------
Beryl F. Anthony, Jr.               Director                   June 13, 2000

 /s/ WILLIAM D. BLAKE
--------------------------
William D. Blake                    Director                   June 13, 2000

 /s/ EUGENE A. CAFIERO
--------------------------
Eugene A. Cafiero                   Director                   June 13, 2000

 /s/ ROBERT ARTHUR SEALE
--------------------------
Robert Arthur Seale                 Director                   June 13, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
21                           List of Subsidiaries of the Company

27                           Financial Data Schedule