Form 10QSB
period 2000-06-30
ERLY INDUSTRIES INC
filed 2000-10-17
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

     [ ]  Transition   report  under  Section  13 or  15(d)  of  the  Securities
          Exchange Act of 1934 for the transition period from ______ to ______ .


         Commission file number:  33-2128-D
                                -----------


                              ERLY INDUSTRIES, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)





            California                                       95-2312900
            ----------                                       ----------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)





            8641 United Plaza Blvd., Suite 300, Baton Rouge, LA 70809
      --------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (225) 922-4540
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X                    No
                                       ------                   -----

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of October 17, 2000 was 5,762,088.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Erly Industries, Inc., a California corporation, its consolidated entiries, and predecessors unless otherwise indicated. Unaudited, condensed consolidated interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the period from inception, August 21, 1999, through June 30, 2000, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE


Condensed Consolidated Balance Sheet........................................F-2

Statements of Unaudited Condensed Consolidated Operations...................F-3

Statements of Unaudited Condensed Consolidated Cash Flows...................F-4

Notes to Unaudited Financial Statements.....................................F-5

                              Erly Industries, Inc.
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2000



                                                                    Unaudited
                                                                  June 30, 2000
                                                                ----------------
    ASSETS

     CURRENT ASSETS
            Cash                                             $          201,353
                                                             ------------------
     Total Current Assets                                               201,353

    TOTAL ASSETS                                             $          201,353
                                                             ------------------

                                                             ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                      $            5,441
       Compensation payable to Officer                                  400,000
                                                             ------------------
Total Current Liabilities                                               405,441

TOTAL LIABILITIES                                                       405,441
                                                             ------------------

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock, $100 par value,
            6,000 shares authorized;
            issued and outstanding -0- shares                                 -
       Common stock, $0.01 par value,
            15,000,000 shares authorized,
            issued and outstanding 5,762,088                                  -
       Deficit accumulated during the development stage                (204,088)
                                                             -------------------
       Total Stockholders' Equity (Deficit)                            (204,088)
                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)       $            201,353
                                                             -------------------






                       See Notes To Financial Statements.

                              Erly Industries, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           From inception of
                                        For the Three     Development Stage on
                                         Months Ended   August 21, 1999 through
                                           June 30,             June 30,
                                             2000                 2000
                                     -----------------    ----------------------

Sales                                  $            -     $               -
General and Administrative                      5,441               408,115
                                        -------------       ---------------
     Income (Loss) From Operations            (5,441)             (408,115)
                                        -------------       ---------------

Other Income (Expense)
Refund of funds previously expended             5,332               199,714
Interest income                                 2,608                 4,313
                                        -------------       ---------------
     Total Other Income (Expense)               7,940               204,027
                                        -------------       ---------------
Net gain (loss)                                 2,499             (204,088)

Income taxes                                        -                     -
                                        -------------       ---------------
Net Income (Loss)                      $        2,499     $       (204,088)
                                        -------------       ---------------


Income (Loss) per share                $          .00     $           (.04)


Weighted average shares outstanding         5,762,088             5,762,088
                                        -------------       ---------------





                       See Notes to Financial Statements.


                              ERLY INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                From inception
                                                                                                of Development
                                                                                                   Stage on
                                                                             For the three     August 21, 1999
                                                                             months ended          through
                                                                               June 30,            June 30,
                                                                                 2000                2000
                                                                          -----------------  --------------------
Cash Flows from Operating Activities
   Net Gain (Loss)                                                      $          2,499     $    (204,088)
      Adjustments to reconcile net loss to
         net cash provided (used in) operating activities:
           Increase (decrease) in accounts payable                                 5,441              5,441
           Increase (decrease) in other current liabilities                            -            400,000
                                                                          --------------       ------------
Net Cash Provided (Used in) Operating Activities                                   7,940            201,353
                                                                          --------------       ------------

Cash flow from Investing Activities                                                    -                  -
                                                                          --------------       ------------

Cash flow from Financing Activities                                                    -                  -
                                                                          --------------       ------------

Net Increase (Decrease) in Cash                                                    7,940            201,353

Cash at Beginning of Period                                                      193,413                  -
                                                                          --------------       ------------

Cash at End of Period                                                   $        201,353     $      201,353
                                                                          --------------       ------------

Supplemental Disclosures
      Interest paid                                                     $              -     $            -
      Income taxes paid                                                                -                  -




                       See Notes to Financial Statements.

                              ERLY INDUSTRIES, INC.
                          (A Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2000

NOTE 1 -          PRELIMINARY NOTE

         The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the periods included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the period ended March 31, 2000.

 NOTE 2 -         INCOME TAXES

         The Company is not able to determine its net operating loss (NOL) carryforwards due to significant tax sharing agreements with its former subsidiary, American Rice, Inc. Due to the inability of management to determine the amount of NOL as well as the uncertainty of future taxable income, management has established the valuation allowance to be any amount necessary to reduce the tax benefit of any NOL to zero.

         Related to the uncertainty associated with NOLs, the possibility exists that the Company could ultimately be liable for income taxes. Although management believes that the Company should not have taxable income or liabilities, the possibility does exist. These financial statements do not provide for any possible income taxes that could ultimately be owed by the Company.

NOTE 3 -          COMPARABLE PERIODS

         Normally, the presentation of financial statements for an interim period include comparable amounts from the previous year. However, since the Company emerged from Chapter 11 Bankruptcy on August 21, 1999, as a development stage company, comparable period financial statements are not presented as they would not represent a valid comparison.

NOTE 4 -          CONSOLIDATED ENTITIES

         The   presentation   of   financial   statements   represents   amounts
         consolidated from the following subsidiaries many of which have been defunct for some time:

         *    Watch-Edge   International   (WEI,  formerly  known  as  Chemonics
              Industries, Inc)
              * Chemonics International, Inc. 100% owned by WEI
              * Chemonics  Fire-Trol,  Inc.  100%  owned  by  WEI
              * Chemonics Industries  LTD  (Canada)  100%  owned  by WEI
              * Transcontinental  Distribution  Company LTD (South Africa) 100%
                owned by WEI
         * The Beverage Source (discontinued FY 1990)
         * Erly Juice, Inc. (discontinued 1993)
         * Worldmark, Inc. 99% owned by ERLY, Inc (discontinued Dec. 1993)
              * Eau  Claire  Packing   Co.,  100%   owned  by   Worldmark,  Inc.
                (discontinued Dec. 1993)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

As used herein the term "Company" refers to Erly Industries, Inc., a California corporation, its consolidated entities, and its predecessors, unless the context indicates otherwise. The Company emerged from bankruptcy on August 21, 1999. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition, merger or begin its own start-up business.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. On March 22, 2000, the Board of Directors accepted the terms of an agreement to provide a controlling interest of ERLY's common stock to a group of investors at an undetermined date subsequent to June 30, 2000. As of the date of this filing that transaction has not been finalized and therefore the parties involved are undisclosed until the transaction is consummated and the appropriate Form 8-K is filed. There can be no assurance offered that ERLY will be successful in developing a viable business plan and obtaining capital necessary to carry out a business plan or to continue as a going concern.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company is a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.

Results of Operations

The Company had no sales revenues for the three months ended June 30, 2000. The Company had no sales in for the three months ended June 30, 2000 because it emerged from bankruptcy on August 21, 1999, without operations as a development stage company.

The Company had no costs of sales revenues for the three months ended June 30, 2000 because it emerged from bankruptcy on August 21, 1999, without operations as a development stage company.

General and administrative expenses were $5,441 three months ended June 30, 2000. The general and administrative expenses were incurred by activities related to resolving debt and searching for an appropriate candidate for a reverse merger.

The Company recorded net income of $2,499 for the three months ended June 30, 2000. The net income recorded for the three months ended June 30, 2000 was attributable to $5,441 in general administrative expenses, an insurance refund of $5,332, and $2,608 in interest income on assets held in bank accounts.

Capital Resources and Liquidity

At June 30, 2000, the Company had current assets of $201,353 and total assets of $201,353. The Company had a net working capital deficit of $204,088 at June 30, 2000.

Net stockholders' deficit in the Company was $204,088 as of June 30, 2000.

The Company's working capital deficit and stockholder's deficit are mainly the result of a $400,000 liability accepted by the Board of Directors as a post-bankruptcy liability after it was rejected by the bankruptcy court. The Company received a release of claims for the $400,000 debt on October 4, 2000 for an amount which is still under negotiation. The impact of this will be shown on the 3rd quarter's 10QSB filing.


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 9, 1999, the Bankruptcy Court enclosed in order (the "Confirmation Order") which confirmed a Chapter 11 Joint Plan of Reorganization as modified by ERLY and WEI (the "Debtors"). The Confirmation Order provides that all entities who have held, hold or may hold a claim against the debtors are permanently enjoined on or after the confirmation date (August 20, 1999) from making demand on, commencing, or continuing in any manner any action or proceeding of any kind with respect to any claim against the Debtors.

Since emerging from bankruptcy on August 21, 1999, the Company is not aware of any legal proceedings that have been brought or may be brought against the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of October, 2000.


Erly Industries, Inc.


 /s/Richard Surber
------------------------------
Richard Surber, Vice President

INDEX TO EXHIBITS



EXHIBIT    PAGE
NO.         NO.   DESCRIPTION

27                Financial Data Schedule "CE"