Form 10QSB
period 2000-09-30
ERLY INDUSTRIES INC
filed 2000-10-17
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Erly Industries, Inc., a California corporation and predecessors unless otherwise indicated. Unaudited, consolidated interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, and statements of cash flows for the 3 month and 6 months interim periods up to the date of such balance sheet and the period from inception, August 21, 1999, through September 30, 2000, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.
















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE


Consolidated Balance Sheet...................................................F-2

Statements of Unaudited Consolidated Operations..............................F-3

Statement of Unaudited Consolidated Cash Flows...............................F-4

Notes to Unaudited Financial Statements......................................F-5

                                               Erly Industries, Inc.
                                           (A Development Stage Company)
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                                September 30, 2000



                                                                 Unaudited
                                                             September 30, 2000
                                                          ----------------------
    ASSETS

     CURRENT ASSETS
            Cash                                            $           207,742
            Refunds receivable                                            1,963
                                                               ----------------
     Total Current Assets                                               209,705

    TOTAL ASSETS                                            $           209,705
                                                               =================



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                   $              10,628
       Compensation payable to Officer                                  400,000
                                                            -------------------
Total Current Liabilities                                               410,628

TOTAL LIABILITIES                                                       410,628
                                                            --------------------

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock, $100 par value, 6,000
            shares authorized; issued and
            outstanding -0- shares                                             -
       Common stock, $0.01 par value,
            15,000,000 shares authorized,
            issued and outstanding 5,762,088                                   -
       Deficit accumulated during the development stage                (200,923)
                                                            --------------------
       Total Stockholders' Equity (Deficit)                            (200,923)
                                                            --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)      $             209,705
                                                            ====================






                       See Notes To Financial Statements.


                                               Erly Industries, Inc.
                                           (A DEVELOPMENT STAGE COMPANY)
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                         From inception of
                                                                                                         Development Stage
                                                                                                                on
                                                     For the Three             For the Six                August 21, 1999
                                                      months ended             months ended                   through
                                                     September 30,             September 30                September 30,
                                                          2000                     2000                        2000
                                                   ------------------       ------------------       -------------------------
Sales                                           $                   -    $                   -     $                         -
General and Administrative                                      1,672                    7,113                         409,787
                                                   ------------------       ------------------       -------------------------
     Income (Loss) From Operations                             (1,672)                  (7,113)                       (409,787)
                                                   ------------------       ------------------       -------------------------

Other Income (Expense)
Refund of funds previously expended                             3,008                    8,340                         202,722
Interest income                                                 1,829                    4,437                           6,142
                                                   ------------------       ------------------       -------------------------
     Total Other Income (Expense)                               4,837                   12,777                         208,864
                                                   ------------------       ------------------       -------------------------
Net gain (loss)                                                 3,165                    5,664                       (200,923)

Income taxes                                                        -                        -                               -
                                                   ------------------       ------------------       -------------------------
Net Income (Loss)                               $               3,165    $               5,664     $                 (200,923)
                                                   ==================       ==================       =========================


Income (Loss) per share                         $                 .00    $                 .00     $                     (.03)


Weighted average shares outstanding                         5,762,088                5,762,088                       5,762,088
                                                    ==================       ==================       =========================







                                        See Notes to Financial Statements.


                                               ERLY INDUSTRIES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                 From
                                                                                                             inception of
                                                                                                              Development
                                                                                                               Stage on
                                                         For the Three              For the Six               August 21,
                                                         months ended              months ended              1999 through
                                                         September 30,             September 30,             September 30,
                                                             2000                      2000                      2000
                                                      -------------------       -------------------       -------------------
Cash Flows from Operating Activities
  Net Gain (Loss)                                   $               3,165     $               5,664     $           (200,923)
      Adjustments to reconcile to net cash
      provided in operating activities:
           Increase in refunds receivable                          (1,963)                   (1,963)                   (1,963)
           Increase in accounts payable                             5,187                    10,628                    10,628
           Increase in other current liabilities                        -                         -                   400,000
                                                      -------------------       -------------------       -------------------
Net Cash Provided in Operating
Activities                                                          6,389                    14,329                   207,742
                                                      -------------------       -------------------       -------------------
Cash flow from Investing Activities                                     -                         -                         -
                                                      -------------------       -------------------       -------------------
Cash flow from Financing Activities                                     -                         -                         -
                                                      -------------------       -------------------       -------------------
Net Increase (Decrease) in Cash                                     6,389                    14,329                   207,742

Cash at Beginning of Period                                       201,353                   193,413                         -
                                                      -------------------       -------------------       -------------------
Cash at End of Period                               $             207,742     $             207,742     $             207,742
                                                      -------------------       -------------------       -------------------
Supplemental Disclosures
      Interest paid                               $                     -     $                   -     $                   -
      Income taxes paid                                                 -                         -                         -




                                           See Notes to Financial Statements.

                              ERLY INDUSTRIES, INC.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements
                               September 30, 2000

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

NOTE 4 -          COSOLIDATED ENTITIES

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

The Company is in the process of attempting to identify and acquire a favorable business opportunity. On March 22, 2000, the Board of Directors accepted the terms of an agreement to provide a controlling interest of ERLY's common stock to a group of investors at an undetermined date subsequent to September 30, 2000. As of the date of this filing that transaction has not been finalized and therefore the parties involved are undisclosed until the transaction is consummated and the appropriate Form 8-K is filed. There can be no assurance offered that ERLY will be successful in developing a viable business plan and obtaining capital necessary to carry out a business plan or to continue as a going concern.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company is a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.

Results of Operations

The Company had no sales revenues for the three and six months ended September 30, 2000. The Company had no sales in for the three months and six ended September 30, 2000 because it emerged from bankruptcy on August 21, 1999, without operations as a development stage company.

The Company had no costs of sales revenues for the three months and six months ended September 30, 2000 because it emerged from bankruptcy on August 21, 1999, without operations as a development stage company.

General and administrative expenses were $1,672 three months ended September 30, 2000 and $7,113 for the six months ended September 30, 2000. The general and administrative expenses were incurred by activities related to resolving debt and searching for an appropriate candidate for a reverse merger.

The Company recorded net income of $3,165 for the three months ended September 30, 2000 and net income of $5,664 for the six months ended September 30, 2000. The net income recorded for the three months ended September 30, 2000 was attributable to $1,672 in general administrative expenses, an tax refund of overpayment of $1,045, an insurance refund receivable of $1,963, and $1,829 in interest income on assets held in bank accounts.

Capital Resources and Liquidity

At September 30, 2000, the Company had current assets of $209,705 and total assets of $209,705. The Company had a net working capital deficit of $200,923 at September 30, 2000.

Net stockholders' deficit in the Company was $200,923 as of September 30, 2000.

The Company's working capital deficit and stockholder's deficit are the result of a $400,000 liability accepted by the Board of Directors as a post-bankruptcy liability after it was rejected by the bankruptcy court, and $10,628 in accrued expenses for stock transfer related activities. The Company received a release of claims for the $400,000 debt on October 4, 2000 for an amount which is still under negotiation. The impact of this will be shown on the next quarter's 10QSB filing.


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


Erly Industries, Inc.


/S/ Richard Surber
------------------------------
Richard Surber, Vice President

INDEX TO EXHIBITS



EXHIBIT       PAGE
NO.      NO.                DESCRIPTION

27       7        Financial Data Schedule "CE"