Form 10QSB
period 1999-12-31
ERLY INDUSTRIES INC
filed 2000-12-05
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange

         Act of 1934 for the quarterly
         period ended December 31, 1999.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .


         Commission file number:  33-2128-D
                                -----------


                              ERLY INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)





          California                                   95-2312900
          ----------                                   ----------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)





      8641 United Plaza Blvd., Suite 300, Baton Rouge, LA       70809
    --------------------------------------------------------------------
        Address of principal executive office)               (Zip Code)


                                 (225) 922-4540
                           (Issuer's telephone number)


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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 4, 2000 was 15,000,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                          ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Erly Industries, Inc., a California corporation, its consolidated entities, and predecessors unless otherwise indicated. Unaudited, condensed consolidated interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 1999 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the period from inception, August 21, 1999, through December 31, 1999, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE


Condensed Consolidated Balance Sheet.........................................F-2

Statements of Unaudited Condensed Consolidated Operations....................F-3

Statements of Unaudited Condensed Consolidated Cash Flows....................F-4

Notes to Unaudited Financial Statements......................................F-5

                              Erly Industries, Inc.
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 1999



                                                                    Unaudited
                                                              December 31, 1999
                                                               ---------------
    ASSETS

     CURRENT ASSETS
            Cash                                                    $        0
                                                                       -------
     Total Current Assets                                                    0

    TOTAL ASSETS                                                    $        0
                                                                       =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                             $        0
       Compensation payable to Officer                                       0
                                                                       -------
Total Current Liabilities                                                    0

TOTAL LIABILITIES                                                            0
                                                                       -------

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock, $100 par value, 6,000 shares
          authorized; issued and outstanding -0- shares                      0
       Common stock, $0.01 par value, 15,000,000 shares
           authorized,  issued and outstanding 5,762,088                     0
       Deficit accumulated during the development stage                      0
                                                                       -------
       Total Stockholders' Equity (Deficit)                                  0
                                                                       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                $        0
                                                                      ========






                       See Notes To Financial Statements.


                              Erly Industries, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       From August 21, 1999 (Date of Inception) through December 31, 1999


                                                                                From inception,
                                                             Three Months       August 21, 1999,
                                                                 Ended            through
                                                              December 31,      December 31,
                                                                 1999              1999
                                                          ----------------       ------------
Sales                                                       $            0     $            0
General and Administrative                                               0                  0
                                                               -----------       ------------
     Income (Loss) From Operations                                       0                  0
                                                               -----------       ------------

Other Income (Expense)
Refund of funds previously expended                                      0                  0
Interest income                                                          0                  0
                                                               -----------       ------------
     Total Other Income (Expense)                                        0                  0
                                                               -----------       ------------
Net gain (loss)                                                          0                  0

Income taxes                                                             0                  0
                                                               -----------       ------------
Net Income (Loss)                                           $            0     $            0
                                                               -----------       ------------

                                                               -----------       ------------

Income (Loss) per share                                     $          .00     $          .00


Weighted average shares outstanding                              5,762,088          5,762,088
                                                              ============       ============





                       See Notes to Financial Statements.



                                                 ERLY INDUSTRIES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          From August 21, 1999 (Date of Inception) through December 31, 1999


                                                                                                       From inception,
                                                                             For the three             August 21, 1999,
                                                                             months ended                  through
                                                                             December 31,                December 31,
                                                                                 1999                        1999
                                                                          -------------------       ----------------------
Cash Flows from Operating Activities
   Net Gain (Loss)                                                      $                   0     $                      0
      Adjustments to reconcile net loss to
         net cash provided (used in) operating activities:
           Increase (decrease) in accounts payable                                          0                            0
           Increase (decrease) in other current liabilities                                 0                            0
                                                                          -------------------       ----------------------
Net Cash Provided (Used in) Operating Activities                                            0                            0
                                                                          -------------------       ----------------------

Cash flow from Investing Activities                                                         0                            0
                                                                          -------------------       ----------------------

Cash flow from Financing Activities                                                         0                            0
                                                                          -------------------       ----------------------

Net Increase (Decrease) in Cash                                                             0                            0

Cash at Beginning of Period                                                                 0                            0
                                                                          -------------------       ----------------------

Cash at End of Period                                                   $                   0     $                      0
                                                                          -------------------       ----------------------


Supplemental Disclosures
      Interest paid                                                     $                   0     $                      0
      Income taxes paid                                                                     0                            0




                       See Notes to Financial Statements.

                              ERLY INDUSTRIES, INC.
                          (A Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
                                December 31, 1999

NOTE 1 - PRELIMINARY NOTE

         The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the periods included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the form 8-K dated November 8, 1999.

         In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which requires that assets and liabilities be adjusted to their fair values ("fresh start values"), the company has valued the assets, liabilities, and equity to the values determined as a result of the restructuring plan approved by the Bankruptcy Court on August 20, 1999.

 NOTE 2 -INCOME TAXES

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

NOTE 3 -COMPARABLE PERIODS

         Normally, the presentation of financial statements for an interim period include comparable amounts from the previous year. However, since the Company emerged from Chapter 11 Bankruptcy on August 20, 1999, as a development stage company, comparable period financial statements are not presented as they would not represent a valid comparison.

NOTE 4 -CONSOLIDATED ENTITIES

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

The Company is in the process of attempting to identify and acquire a favorable business opportunity. On March 22, 2000, the Board of Directors accepted the terms of an agreement to provide a controlling interest of ERLY's common stock to a group of investors. As of the date of this filing that transaction has not been finalized and therefore the parties involved are undisclosed until the transaction is consummated and the appropriate Form 8-K is filed. There can be no assurance offered that ERLY will be successful in developing a viable business plan and obtaining capital necessary to carry out a business plan or to continue as a going concern.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company is a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.

Results of Operations

The Company had no sales revenues for the three months ended December 31, 1999. The Company had no sales in for the three months ended December 31, 1999 because it emerged from bankruptcy on August 21, 1999, without operations as a development stage company.

The Company had no costs of sales revenues for the three months ended December 31, 1999 because it emerged from bankruptcy on August 21, 1999, without operations as a development stage company.

General and administrative expenses were $0 three months ended December 31, 1999. Since there were no operations during the periods, no expenses were incurred.

The Company recorded net income of $0 for the three months ended December 31, 1999.

Capital Resources and Liquidity

At December 31, 1999, the Company had current assets of $0 and total assets of $0. The Company had neither a working capital surplus or deficit as of December 31, 1999.

Net stockholders' equity in the Company was $0 as of December 31, 1999.

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

Since emerging from bankruptcy on August 20, 1999, the Company is not aware of any legal proceedings that have been brought or may be brought against the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of December, 2000.


Erly Industries, Inc.


/s/ Richard Surber
----------------------
Richard Surber, Vice President

INDEX TO EXHIBITS



EXHIBIT       PAGE
NO.      NO.                DESCRIPTION

27       7   Financial Data Schedule "CE"