Form 10QSB
period 2000-12-31
ERLY INDUSTRIES INC
filed 2001-08-01
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

   [ ]   Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ______ to ______ .


         Commission file number: 001-07894
                                ----------


                         TORCHMAIL COMMUNICATIONS, INC.
                           (FKA ERLY INDUSTRIES, INC.)
        (Exact name of small business issuer as specified in its charter)





                 Delaware                            95-2312900
                 --------                            ----------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)



                 268 West 400 South, Salt Lake City, Utah 84101
                ----------------------------------------- ------
               (Address of principal executive office) (Zip Code)


                                 (801) 575-8073
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes                       No  X
                                       ------                   ------

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 2, 2001 was 200,000.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................4


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION...................................................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................5

SIGNATURES...................................................................6

INDEX TO EXHIBITS............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Torchmail Communications Inc., a Delaware corporation (fka. Erly Industries Inc.) , its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2000 and statements of operations, and statements of cash flows for the 3 month and 9 months interim periods up to the date of such balance sheet and the period from inception, August 21, 1999, through December 31, 2000, are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE


Consolidated Balance Sheet..................................................F-2

Statements of Unaudited Consolidated Operations.............................F-3

Statement of Unaudited Consolidated Cash Flows..............................F-4

Notes to Unaudited Financial Statements.....................................F-5

                          Torchmail Communications Inc.
                          (fka. Erly Industries, Inc.)
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2000



                                                                 Unaudited
                                                              December 31, 2000
                                                             -------------------
    ASSETS

     CURRENT ASSETS
            Cash                                                 $         0
            Refunds receivable                                           653
                                                                 -----------
     Total Current Assets                                                653

    TOTAL ASSETS                                                 $       653
                                                                 ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                          $       765
       Compensation payable to Officer                                     0
                                                                 -----------
Total Current Liabilities                                                765

TOTAL LIABILITIES                                                        765
                                                                 -----------

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock, $100 par value, 6,000 shares
         authorized; issued and  outstanding -0- shares                   -
       Common stock, $0.01 par value, 15,000,000 shares
          authorized,  issued and outstanding 15,000,000              92,379
       Additional paid-in-capital                                     27,621
       Deficit accumulated during the development stage             (120,112)
                                                                 -----------
       Total Stockholders' Equity (Deficit)                             (112)
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)             $      653
                                                                 ===========






                       See Notes To Financial Statements.

                         Torchmail Communications, Inc.
                          (fka. Erly Industries, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                        From
                                                                                                                    inception of
                                                                                                                    Development
                                            For the                  For the                 For the                 Stage on
                                          Three months            Three months             Nine months              August 21,
                                             ended                    ended                   ended                  1999 to
                                          December 31,            December 31,            December 31,             December 31,
                                              2000                    1999                    2000                     2000
                                       -------------------      -----------------       -----------------       --------------------
Sales                                $                   -   $                  -    $                  -     $                  -
General and Administrative                          11,607                      -                  18,720                   421,394
                                       -------------------      -----------------       -----------------       --------------------
     Income (Loss) From Operations                 (11,607)                     -                 (18,720)                 (421,394)
                                       -------------------      -----------------       -----------------       --------------------

Other Income (Expense)
Refund of funds previously expended                      -                      -                   8,340                   202,722
Gain on settlement of debt                          91,231                      -                  91,231                    91,231
Interest income                                      1,187                      -                   5,624                     7,329
                                       -------------------      -----------------       -----------------       --------------------
     Total Other Income (Expense)                   92,418                      -                 105,195                   301,282
                                       -------------------      -----------------       -----------------       --------------------
Net gain (loss)                                     80,811                      -                  86,475                  (120,112)

Income taxes                                             -                      -                       -                        -
                                       -------------------      -----------------       -----------------       --------------------
Net Income (Loss)                    $              80,811   $                  -    $             86,475     $            (120,112)
                                       -------------------      -----------------       -----------------       --------------------


Income (Loss) per share              $                 .01   $                .00    $                .01     $                (.02)


Weighted average shares
outstanding                                     15,000,000              5,762,088               8,830,029                 7,458,847
                                       ===================      =================       =================       ====================



                       See Notes to Financial Statements.

                         Torchmail Communications , Inc.
                          (fka. Erly Industries, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   From
                                                                                                               inception of
                                                                                                                Development
                                                                                                                 Stage on
                                                    For the Three       For the Three       For the Nine         August 21,
                                                     months ended        months ended       months ended          1999 to
                                                     December 31,        December 31,       December 31,        December 31,
                                                         2000              1999                2000                2000
                                                     -----------       --------------     ------------       -------------
Cash Flows from Operating Activities
  Net Gain (Loss)                                  $     80,811      $              -   $       86,475    $      (120,112)
      Adjustments to reconcile to net cash
      provided in operating activities:
           Increase in refunds receivable                 1,310                     -             (653)              (653)
           Gain on settlement of debt                   (91,231)                    -          (91,231)           (91,231)
           Increase in accounts payable                  (9,863)                    -              765                765
           Increase in other current liabilities       (308,769)                    -         (308,769)                 -
                                                     -----------       --------------     ------------       ------------
Net Cash Provided in Operating
Activities                                             (327,742)                    -         (313,413)          (120,000)
                                                     -----------       --------------     ------------       ------------

Cash flow from Investing Activities                            -                    -                -                  -
                                                     -----------       --------------     ------------       ------------

Cash flow from Financing Activities
      Sale of common stock for cash                      120,000                    -          120,000            120,000
                                                     -----------       --------------     ------------       ------------
Net Cash Provided from Financing
Activities                                               120,000                    -          120,000            120,000

Net Increase (Decrease) in Cash                         (207,742)                   -         (193,413)                 -

Cash at Beginning of Period                              207,742                    -          193,413                  -
                                                     -----------       --------------     ------------       ------------

Cash at End of Period                              $           -     $              -   $            -    $             -
                                                     -----------       --------------     ------------       ------------


Supplemental Disclosures

      Interest paid                              $             -     $              -   $            -    $             -
      Income taxes paid                                        -                    -                -                  -




                       See Notes to Financial Statements.

                         TORCHMAIL COMMUNICATIONS, INC.
                           (fka. Erly Industries Inc.)
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements
                                December 31, 2000

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

NOTE 3 -          CHANGE OF CONTROL

         In a private transaction, the Company issued 9,237,912 shares of common stock (all remaining authorized shares representing approximately 62% of the voting stock of the company) to Hudson Consulting Group, a subsidiary of Axia Group, Inc for $120,000 in cash. As a result of the agreement for this sale, on October 9, 2000, at a special meeting of the board of directors, Richard Surber was elected as a Vice-President of the Company and appointed to the board of directors. On November 14, 2000, all members of the board of directors, except Richard Surber, resigned their positions. All remaining assets of the Company were then transferred to a trust account to be used in resolution of outstanding debts which have been reflected in the above financial statements. Finally, Mr. Surber was appointed President, CEO by the then surviving board of directors of which he is the sole director.

NOTE 4 -          COMPARABLE PERIODS

         Normally, the presentation of financial statements for an interim period include comparable amounts from the previous year. A comparison of amounts for the quarter are shown here, however, since the Company emerged from Chapter 11 Bankruptcy on August 21, 1999, as a development stage company, comparable nine month period financial statements are not presented as they would not represent a valid comparison.

                         TORCHMAIL COMMUNICATIONS, INC.
                           (fka. Erly Industries Inc.)
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements
                                December 31, 2000

NOTE 5 -          CONSOLIDATED ENTITIES

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

NOTE 6 -      SUBSEQUENT EVENTS

         Subsequent to the end of the period the Company was merged into Torchmail Communications Inc., a Delaware corporation. As a result of that transaction, shareholders of Erly common stock received 1 share of Torchmail Communications stock traded under the symbol "TOCH" for each 100 shares of Erly stock (partial shares are rounded up to the next whole share. This transaction was agreed to on January 24, 2001 through articles of merger, approved by the majority shareholder, and was recorded by the state of Delaware on January 26, 2001. The authorized number of shares of common stock of the surviving company (Torchmail Communications Inc.) is 200,000,000.

         On April 6, 2001, the Company changed its transfer agent company from Computershare Investor Services of Chicago, Illinois to Standard Registrar and Transfer Company, Inc. of Draper, Utah by act of board resolution.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

As used herein the term "Company" refers to Torchmail Communications, Inc. (fka. Erly Industries, Inc.), a Delaware corporation, its consolidated entities, and its predecessors, unless the context indicates otherwise. The Company emerged from bankruptcy on August 21, 1999. The Company is currently a shell company whose purpose is to acquire operations through an acquisition, merger or to begin its own start-up business. The Company has no current operations and no significant current cash needs. The Company's parent corporation has been funding cash needs due to the lack of assets and is expected to continue funding needs at least through the end of the year.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. On March 22, 2000, the Board of Directors accepted the terms of an agreement to provide a controlling interest of the Company's common stock to a subsidiary of Axia Group, Inc. (Hudson Consulting) for $120,000 cash. This transaction was ratified at a special board meeting on October 9, 2000 followed by the issuance of 9,237,912 shares of common stock to Hudson and by subsequent resignation of the prior Company board of directors after appointment of Richard Surber to the board on November 14, 2000.

On January 24, 2001 the Company merged with Torchmail Communications Inc., a Delaware corporation ("Torchmail"). In the merger, shareholders of Erly Industries, Inc. common stock received 1 share of Torchmail common stock for each 100 shares of Erly stock owned. Fractional shares were rounded up to the next whole share. The authorized number of shares of Torchmail is 200,000,000 shares.

There can be no assurance offered that the Company will be successful in developing a viable business plan and obtaining capital necessary to carry out a business plan or to continue as a going concern.

The Company has no plans to engage in any product research and development during the coming 12 month period.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company is a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.

                            PART II-OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company's working capital deficit and stockholder's deficit are the result of a $400,000 liability accepted by the Board of Directors as a post-bankruptcy liability after it was rejected by the bankruptcy court, and accrued expenses for stock transfer related activities. The Company received a release of claims for the $400,000 debt on October 4, 2000 in exchange for the remaining assets of the corporation. This settlement resulted in a gain on the settlement of debt of $91,231 reflected in this filing.

Pursuant to action by the Board of Directors and the majority shareholder of the Company, Erly Industries, Inc. was merged into Torchmail Communications Inc., a Delaware corporation on January 24, 2001. As a result of that transaction, holders of Erly Industries, Inc. common stock received 1 share of Torchmail

Communications, Inc. stock (traded under the symbol "TOCH") for each 100 shares of Erly stock which were owned on the date of the merger. Partial shares were rounded up to the next whole share. This transaction was finalized on January 24, 2001, with articles of merger being filed with the Delaware Secretary of State on January 26, 2001. The authorized number of shares of common stock of the surviving company (Torchmail Communications Inc.) is 200,000,000.

On April 6, 2001, the Company changed its transfer agent company from Computershare Investor Services of Chicago, Illinois to Standard Registrar and Transfer Company, Inc. of 12528 South 1840 East, Draper, Utah 84020, telephone
(801)571-8844, by act of the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

     (b) Reports on Form 8-K On December 19, 2000, the Company filed a Form 8-K which reported: On December 5, 2000, Erly Industries, Inc., a California corporation (the "Company") delivered to Hudson Consulting Group, Inc., a Nevada Corporation ("Hudson"), 9,237,912 shares of common stock for the purchase price of $120,000 cash. Hudson used working capital to make the purchase. The purchase was made pursuant to an agreement between Hudson and the Company dated September 12, 2000. Hudson purchased 9,237,912 (61.5%) of the Company's 15,000,000 issued and outstanding shares. As a result of the purchase of shares, Hudson became the controlling shareholder of the Company. Hudson (the "Majority Shareholder") became the holder of 61.5% of the validly issued and outstanding shares of the Company's $0.01 par value common stock, which represented more than a majority of the Company's validly issued and outstanding common stock.

The Company further reported that on December 18, 2000, it received the resignations of Beryl Anthony, William D. Blake, Eugene Cafiero, Nanette N. Kelley, and R. A. "Pete" Seale, Jr. as Directors of the Company, and that Mr. Richard D. Surber remained as a Member of the Board of Directors of the Company. Richard D. Surber is the President of Hudson Consulting Group, Inc., and is considered a beneficial owner of the Hudson Shares.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July, 2001.


Torchmail Communications (fka. Erly Industries, Inc.)


/s/ Richard Surber
--------------------------------
Richard Surber, President

INDEX TO EXHIBITS



EXHIBIT PAGE
NO.      NO.     DESCRIPTION

3(i)     *      Articles of Incorporation of Torchmail Communications, Inc.
                (Incorporated by reference from Form 14C filed 12/19/2000)

3(ii)    8      Agreement of Merger of Erly Industries, Inc. into Torchmail
                Communications, Inc.

10(i)    *      Change of control agreement (attached to form 8-KA filed
                December 12, 2000)






* incorporated by reference from previous filings

Exhibit 3(ii)


                               AGREEMENT OF MERGER

AGREEMENT OF MERGER, dated this 24th day of January, 2001, pursuant to Section 252 of the General Corporation Law of the State of Delaware, between Torchmail Communications, Inc., a Delaware corporation and Erly Industries, Inc., a California corporation.

WITNESSETH that:

WHEREAS, all of the constituent corporations desire to merge into a single corporation;

NOW, THEREFORE, the corporations, parties to this agreement, in consideration of the mutual covenants, agreements and provisions hereinafter contained, do hereby prescribe the terms and conditions of said merger and mode of carrying the same into effect as follows:

FIRST: Torchmail Communications, Inc., a Delaware corporation, hereby merges into itself Erly Industries, Inc., a California corporation, and said Erly Industries, Inc. shall be and hereby is merged into Torchmail Communications, Inc. which shall be the surviving corporation.

SECOND: The Certificate of Incorporation of Torchmail Communications, Inc. as heretofore amended and as is in effect on the date of the merger provided in this Agreement, shall continue in full force and effect as the Certificate of Incorporation of the corporation surviving this merger.

THIRD: The manner of converting the outstanding shares of the capital stock of each of the constituent corporations into shares or other securities of the surviving corporation shall be as follows:

          (a) Each share of preferred stock and each share of common stock of the surviving corporation, which shall be issued and outstanding on the effective date of this Agreement, shall be canceled and returned to the status of authorized but unissued shares.

          (b) Each one hundred shares of common stock of the merged corporation which shall be outstanding on the effective date of this Agreement, and all rights in respect thereto shall forthwith be changed and converted into one (1) share of common stock of the surviving corporation. Any fractional shares resulting from the exchange of shares shall be rounded up to the next whole share.

          (c) After the effective date of this Agreement, each holder of an outstanding certificate representing shares of common stock of the merged corporation shall surrender the same to the surviving corporation and each such holder shall be entitled upon such surrender to receive the number of shares of common stock of the surviving corporation on the basis provided herein. Until so surrendered, the outstanding shares of stock of the merged corporation to be converted into the stock of the surviving corporation as provided herein, may be treated by the surviving corporation for all corporate purposes as evidencing the ownership of shares of the surviving corporation as though said surrender and exchange had taken place. After the effective date of this Agreement, each registered owner of any uncertificated shares of common stock of the merged corporation shall have said shares canceled and said registered owner shall be entitled to the number of common shares of the surviving corporation on the basis provided herein.

FOURTH:    The terms and conditions of the merger are as follows:

          (a) The by-laws of the surviving corporation as they shall exist on the effective date of this Agreement shall be and remain the by-laws of the surviving corporation until the same shall be altered, amended and repealed as provided therein.

          (b) The directors and officers of the merged corporation shall continue in office as the directors and officers of the surviving corporation until the next annual meeting of stockholders and until their successors shall have been elected and qualified.

          (c) This merger shall become effective upon filing with the Secretary of State of Delaware.

          (d) Upon the merger becoming effective, the rights, privileges, powers and franchises, both of a public as well as of a private nature, of each of the Constituent Corporations shall be vested in and possessed by the Surviving Corporation, subject to all of the disabilities, duties and restrictions of or upon each of the Constituent Corporations; and all and singular rights, privileges, powers and franchises of each of the Constituent Corporations, and all property, real, personal and mixed, of each of the Constituent Corporations, and all debts due to each of the Constituent Corporations on whatever account, and all things in action or belonging to each of the Constituent Corporations shall be transferred to and vested in the Surviving Corporation; and all property, rights, privileges, powers and franchises, and all and every other interest, shall be thereafter the property of the Surviving Corporation as they were of the Constituent Corporations, and the title to any real estate vested by deed or otherwise in either of the Constituent Corporations shall not revert or be in any way impaired by reason of the Merger; provided, however, that the liabilities of the Constituent Corporations and of their shareholders, directors and officers shall not be affected and all rights of creditors and all liens upon any property of either of the Constituent Corporations shall be preserved unimpaired, and any claim existing or action or proceeding pending by or against either of the Constituent Corporations may be prosecuted to judgment as if the Merger had not taken place except as they may be modified with the consent of such creditors and all debts, liabilities and duties of or upon each of the Constituent Corporations shall attach to the Surviving Corporation, and may be enforced against it to the same extent as if such debts, liabilities and duties had been incurred or contracted by it.

IN WITNESS WHEREOF, the parties to this agreement, pursuant to the approval and authority duly given by resolutions adopted by their respective Board of Directors have caused these presents to be executed by the President of each party hereto as the respective act, deed and agreement of said corporations on this 24th day of January, 2001

                               Torchmail Communications, Inc.


                               By     /s/ Richard D. Surber
                                 -------------------------------------------
                                   Richard D. Surber, President

                               Erly Industries, Inc.


                               By   /s/ Richard D. Surber
                                    -----------------------------------------
                                     Richard D. Surber, President



                                   CERTIFICATE

I, Richard D. Surber, Secretary of Torchmail Communications, Inc., a corporation organized and existing under the laws of the State of Delaware, hereby certify, as such Secretary, that the Agreement of Merger to which this certificate is attached, after having been first duly signed on behalf of the said corporation and having been signed on behalf of Erly Industries, Inc., a corporation of the State of California, was duly adopted pursuant to Section 228 of Title 8 of the Delaware Code by the unanimous written consent of the stockholders holding 1 share of the capital stock of the corporation, the same being all of the shares issued and outstanding having voting poser, which Agreement of Merger was thereby adopted as the act of the sole shareholder of said Torchmail Communications, Inc. and the duly adopted agreement and act of the said corporation.

WITNESS, my hand on this 24th day of January, 2001,


                             /s/ Richard D. Surber
                            ------------------------------------
                             Richard D. Surber, Secretary