Form 10QSB
period 2001-06-30
ERLY INDUSTRIES INC
filed 2001-10-01
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                    FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

   [ ]    Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ______ to ______ .


         Commission file number:  33-2128-D
                                -----------


                         TORCHMAIL COMMUNICATIONS, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)





                  Delaware                              95-2312900
                  --------                              ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)





            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
     ----------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


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

        Yes  X                    No
           -----                    ------

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of October 1, 2001 was 754,675.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............4


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................5

SIGNATURES....................................................................6

INDEX TO EXHIBITS.............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Torchmail Communications, Inc., a Delaware corporation, its consolidated entities, and predecessors unless otherwise indicated. Unaudited, condensed consolidated interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the period from inception, August 21, 1999, through June 30, 2001, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.


















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE


Condensed Unaudited Consolidated Balance Sheet...............................F-2

Statements of Unaudited Condensed Consolidated Operations....................F-3

Statements of Unaudited Condensed Consolidated Cash Flows....................F-4

Notes to Unaudited Financial Statements......................................F-5

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2001



                                                                     Unaudited
                                                                   June 30, 2001
                                                                    ------------
    ASSETS

     CURRENT ASSETS
            Investments, available for sale                         $     12,500
                                                                      ----------
     Total Current Assets                                                 12,500

    TOTAL ASSETS                                                    $     12,500
                                                                      ----------

                                                                      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Total Current Liabilities                                                     0

TOTAL LIABILITIES                                                             0
                                                                    -----------

SHAREHOLDERS' EQUITY
  Preferred stock, $100 par value, 10,000,000 shares authorized;
       issued and outstanding -0- shares                                      0
  Common stock, $0.001 par value, 200,000,000 shares authorized,
       issued and outstanding 704,675                                       705
  Additional Paid in Capital                                            172,490
  Deficit accumulated during the development stage                     (160,695)
                                                                    -----------
  Total Stockholders' Equity                                             12,500
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     12,500
                                                                    -----------






                       See Notes To Financial Statements.

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                             From inception
                                                                                                              (August 21,
                                                                 For the three months ended                      1999)
                                                                          June 30,                                 to
                                                                                                                June 30,
                                                                2001                     2000                     2001
                                                         ------------------       ------------------      --------------------

Sales                                                  $                  -     $                  -    $                    -
General and Administrative                                           33,728                    5,441                   453,637
                                                         ------------------       ------------------      --------------------
     Income (Loss) From Operations                                 (33,728)                  (5,441)                 (453,637)
                                                         ------------------       ------------------      --------------------

Other Income (Expense)
Refund of funds previously expended                                       -                    5,332                   194,382
Interest income                                                           -                    2,608                     7,329
                                                         ------------------       ------------------      --------------------
     Total Other Income (Expense)                                         -                    7,940                   201,711
                                                         ------------------       ------------------      --------------------
Net before taxes and extraordinary items                           (33,728)                    2,499                 (251,926)

Provision for income taxes                                                -                        -                         -
                                                         ------------------       ------------------      --------------------

Net before extraordinary items                                     (33,728)                    2,499                 (251,926)

Extraordinary items - gain on forgiveness of
debt, net of $0 taxes                                                     -                        -                    91,231
Net Income (Loss)                                      $           (33,728)     $              2,499    $            (160,695)


Income (Loss) per share                                $             (0.22)     $                .04


Weighted average shares outstanding*                                153,000                   58,000
                                                         ------------------       ------------------

     * adjusted for 1 for 100 reverse split



                       See Notes to Financial Statements.

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 From
                                                                                                               inception
                                                                       For the Three Months                   (August 21,
                                                                               Ended                             1999)
                                                                             June 30,                             to
                                                                                       June 30,
                                                                    2001                 2000                    2001
                                                                -------------       ---------------       -------------------
Cash Flows from Operating Activities
   Net Gain (Loss)                                                   (33,728)    $            2,499     $           (160,695)
      Adjustments to reconcile net loss to net cash
       provided (used in) operating activities:
           Increase (decrease) in accounts payable                          -                 5,441                         -
           Issuance of common stock for services                       33,728                     -                    33,728
           Increase (decrease) in other current liabilities                 -                     -                     6,967
                                                                -------------       ---------------       -------------------
Net Cash Provided (Used in) Operating Activities                            -                 7,940                 (120,000)
                                                                -------------       ---------------       -------------------

Cash flow from Investing Activities                                         -                     -                         -
                                                                -------------       ---------------       -------------------

Cash flow from Financing Activities
      Issuance of common stock for cash                                     -                     -                   120,000
                                                                -------------       ---------------       -------------------
Net Cash Provided by Financing Activities                                   -                     -                   120,000
                                                                -------------       ---------------       -------------------

Net Increase (Decrease) in Cash                                             -                 7,940                         -

Cash at Beginning of Period                                                 -               193,413                         -
                                                                -------------       ---------------       -------------------

Cash at End of Period                                         $             -    $          201,353     $                   -
                                                                -------------       ---------------       -------------------


Supplemental Disclosures

      Interest paid                                           $             -    $                -     $                   -
      Income taxes paid                                                     -                     -                         -


                       See Notes to Financial Statements.

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2001

NOTE 1 -          PRELIMINARY NOTE

         The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the periods included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the period ended March 31, 2001.

 NOTE 2 -         SUPPLEMENTAL CASH FLOW INFORMATION

         During the three months ended June 30, 2001:

         1.) The Company issued 500,000 shares of common stock in exchange for a related party payable of $6,697 and services of $33,728.

         2.) The Company issued 50,000 shares of common stock in exchange for investments, available for sale of $12,500

NOTE 3 -          ISSUANCES OF STOCK

         During the quarter ended June 30, 2001, the Company issued the following common stock:

         1.) 500,000 shares of restricted common stock to Hudson Consulting Group Inc. for consulting services rendered to the Company and for payments made on the Company's behalf of incurred expenses.

         2.) 50,000 shares of restricted common stock to CyberEnergy, Inc. pursuant to a stock purchase agreement for the purchase of 500,000 shares of CyberEnergy valued at $12,500.

NOTE 4 -          SUBSEQUENT EVENTS

         Subsequent to the quarter end, the Company issued 30,000 restricted shares of common stock to Mr. Bobby Welch for services rendered in finding a merger candidate.

         Also, subsequent to the quarter end, Mr. Rowan Campbell and Ms. Christina Barnes were appointed to the Board of Directors of the Company and each received 10,000 shares of restricted common stock in conjunction with their appointment.

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

The Company is in the process of attempting to identify and acquire a favorable business opportunity. On March 22, 2000, the Board of Directors accepted the terms of an agreement to provide a controlling interest of ERLY's common stock to Hudson Consulting Group, Inc. for $120,000 cash. The company was then merged into Torchmail Communications, Inc. on January 24, 2001, for the purpose of changing the domicile of the Company from California to Delaware. As part of the merger for the purpose of changing domicile, the Company also affected a reverse-split of its outstanding shares. Shareholders of ERLY stock received 1 share of Torchmail Communications, Inc. stock for each 100 shares of ERLY stock. Uneven shares were rounded up. The Company is presently seeking a merger candidate. It is uncertain as to the Company's ability to locate an adequate merger candidate and since the Company has relative no assets, its ability to remain a going concern is questionable. Currently, Hudson Consulting Group, Inc. pays expenses as incurred by the Company.

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Since the Company has no operations at present, its cash needs are minimal. The Company believes it can meet its cash needs for the foreseeable future from its current assets or from payments made in its behalf by Hudson Consulting Group, Inc.

The Company has no plans for the purchase or sale of any plant or equipment during the coming fiscal year.

The Company was briefly a holding company but is now, at the time of this filing, a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.

                            PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On September 24, 2001, the Company issued 10,000 shares of common stock to Rowan Campbell and 10,000 shares of common stock to Christina Barnes for services as directors of the Company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only two offerrees who was issued stock for services; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offerees and the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.   No reports were filed on Form 8-K during the
         quarter.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of October, 2001.


Torchmail Communications, Inc.



Rowan S. Campbell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Rowan S. Campbell
--------------------------------------------------
Rowan S. Campbell, President & Director                       October 1, 2001


/s/ Christina Barnes
--------------------------------------------------
Christina Barnes, Director                                    October 1, 2001


/s/ Richard Surber
--------------------------------------------------
Richard Surber, Director                                      October 1, 2001











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

INDEX TO EXHIBITS


EXHIBIT   PAGE
NO.       NO.     DESCRIPTION

3(i)      *    Articles of Incorporation of Torchmail Communications, Inc.
               (Incorporated by reference from Form 14C filed 12/19/2000).

3(ii)     *    Agreement of Merger of Erly Industries, Inc. into Torchmail
               Communications, Inc. (Incorporated by reference from Form 10-QSB filed August 1, 2001).

10(i)     8    Stock purchase agreement with CyberEnergy, Inc. for the purchase of 500,000 share of CyberEnergy stock in exchange for 50,000 shares of Company stock.



* Incorporated by reference from previous filings of the Company.












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

Exhibit 10(i)

                            STOCK PURCHASE AGREEMENT

         This Stock Purchase Agreement ("Agreement") is entered into this 28 day of June 2001 ("Effective Date") by and between Cyberenergy, Inc. ("Energy"), a Nevada corporation with principal offices located at 200 South Robles Avenue, Suite 230, Pasadena, California 91101, and Torchmail Communications Inc. ("Torch"), a Delaware corporation with principal offices located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101.

         WHEREAS, Torch desires to acquire from Energy Five Hundred Thousand (500,000) restricted shares of the common stock of Energy ("Energy's Shares") at a price per share of $0.50, which is equal to Two Hundred Fifty Thousand Dollars ($250,000);

         WHEREAS, Energy desires to acquire from Torch Fifty Thousand (50,000) restricted shares of the common stock of Torch ("Torch Shares") at a price per share of $5.00, which is equal to Two Hundred Fifty Thousand Dollars ($250,000);

         WHEREAS, Energy and Torch will exchange shares.

         NOW, THEREFORE with the above being incorporated into and made a part hereof for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1. Exchange. Energy will transfer Five Hundred Thousand (500,000) restricted shares of the common stock of Energy to Torch and Torch will transfer Fifty Thousand (50,00) restricted shares of the common stock of Torch to Energy on June 28, 2001;

2. Termination. This Agreement may be terminated at any time prior to the Closing Date:

         A.       By Torch of Energy:

                  (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in judgement of such Board of Directors made in good faith and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

                  (2) If the Closing shall have not occurred prior to July 10, 2001, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

         B.       By Torch:

                  (1) If Energy shall fail to comply in any material respect with any of its or their covenants or agreements contained in this Agreement or if any of the representation or warranties of Energy contained herein shall be inaccurate in any material respect; or

         C.       By Energy:

                  (1) If Torch shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or if any of the representation or warranties of Torch contained herein shall be inaccurate in any material respect;

         In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right, or liability shall arise hereunder, and each party shall bear its own costs as well as the legal, accounting, printing, and other costs incurred in connection with negotiation, preparation and execution of the Agreement and the transactions herein contemplated.

3. Representations and Warranties of Torch. Torch hereby represents and warrants that effective this date and the Closing Date, the representations and warranties listed below are true and correct:

          A. Corporate Authority. Torch has the full corporate power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of Torch has duly authorized the execution, delivery, and performance of this Agreement.

          B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Torch to which Torch is a party and has been duly authorized by all appropriated and necessary action.

          C. Deliverance of Shares. As of the Closing Date, the Torch Shares to be delivered to Energy will be restricted and constitute valid and legally issued shares of Torch, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Torch's restricted stock.

          D. No Conflict with Other Instrument. The execution of this agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Torch.

4. Representations and Warranties of Energy. Energy hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

          A. Corporate Authority. Energy has the full corporate power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of Energy has duly authorized the execution, delivery, and performance of this Agreement.

          B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Energy to which Energy is a party and has been duly authorized by all appropriated and necessary action.

          C. Deliverance of Shares. As of the Closing Date, the Energy Shares to be delivered to Torch will be restricted and constitute valid and legally issued shares of Energy, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Energy's restricted stock.

          D. No Conflict with Other Instrument. The execution of this agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Energy.

5. Closing. The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before June 28, 2001.

         At closing Torch will deliver Torch Shares to Energy, and energy will deliver the Energy Shares to Torch.

6. Conditions Precedent of Torch to Effect Closing. All obligations of Torch under this Agreement are subject to fulfillment prior to or as of the Closing Date, of each of the following conditions:

          A. The representations and warranties by or on behalf of Energy contained in this Agreement or in any certificate or documents delivered to Torch pursuant to the provisions hereof shall be true in all material respects at end as of the time of Closing as though such representations and warranties were made at and as of such time.

          B. Energy shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

          C. All instruments and documents delivered to Torch pursuant to the provisions hereof shall be reasonably satisfactory to Torch's legal counsel.

7. Conditions Precedent of Energy to Effect Closing. All obligations of Energy under this Agreement are subject to fulfillment prior to or as of the date of Closing, of each of the following conditions:

          A. The representations and warranties by or on behalf of Torch contained in this Agreement or in any certificate or documents delivered to Torch pursuant to the provisions hereof shall be true in all material respects at end as of the time of Closing as though such representations and warranties were made at and as of such time.

          B. Torch shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

          C. All instruments and documents delivered to Energy pursuant to the provisions hereof shall be reasonably satisfactory to Energy's legal counsel.

8. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties, and covenants contained herein which results in a failure to perform any obligation under this Agreement, only to the extent of the expenses incurred in connection with such breach or failure to perform Agreement.

9. Nature and Survival of Representations and Warranties. All representations, warranties and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation upon which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

10. Indemnification Procedures. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom is sought (Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonable withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The indemnifying Party will not in the defense of any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonable withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgement.

11.      Default at Closing.

         A.       By Energy:

                  (1) Notwithstanding the provisions hereof, if Energy shall fail or refuse to deliver any of the Energy Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Energy and Torch at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to Energy.

         B.       By Torch:

                  (1) Notwithstanding the provisions hereof, if Torch shall fail or refuse to deliver any of the Torch Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Torch and Energy at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to Torch.


12. Costs and Expenses. Torch and Energy shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. Torch and Energy have been represented by their own attorney in this transaction, and shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary.

13. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

To Torch:Torchmail Communications, Inc.  To Energy:Cyberenergy, Inc.
         268 West 400 South, #300              00 South Robles Avenue, Suite 230
         Salt Lake City, UT 84101              Pasadena, CA 91101
         Telephone: (801) 575-8073             Telephone: (800) 520-5626
         Telefax: (801) 575-8092               Telefax: (888) 259-3637
         Attn: Richard Surber, President       Attn: Buster Williams, Jr. CEO

14.  Miscellaneous.

          A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

          B. Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

          C. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

          D. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          E. Rule 144 Legend. It is understood that the certificates evidencing the shares transferred by the parties will bear substantially the following legends:

         "The securities evidenced hereby have not been registered under the Securities Act of 1933, as amended (the "Act") nor qualified under the securities laws of any states, and have been issued in reliance upon exemptions from such registration and qualification for nonpublic offerings. Accordingly, the sale, transfer, pledge, hypothecation, or other disposition of any such securities or any interest therein may not be accomplished except pursuant to an effective registration statement under the Act and qualification under applicable State securities laws, or pursuant to an opinion of counsel, satisfactory in form and substance to the Company to the effect that such registration and qualification are not required."

          F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict-of-law provision to the contrary.


          G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties their respective heirs, administrators, executors, successors, and assigns.

          H. Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises or inducements contrary to the terms of this Agreement exist. No representations, warranties covenants, or conditions express or implied, other than is set forth here, have been made by any party.

          I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.


                                Cyberenergy, Inc.


                                                     /s/ Buster Williams, Jr.
                                            By:     ----------------------------
                                                     Buster Williams, Jr., CEO


                                            Torchmail Communications, Inc.


                                                    /s/  Richard D. Surber
                                            By:     ----------------------------
                                                    Richard D. Surber, President