Form 10KSB
period 2001-03-31
TORCHMAIL COMMUNICATIONS INC
filed 2001-10-02
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001

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


                                 (801) 575-8073
                         ------------------------------
                           (Issuer's telephone number)


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
The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 28, 2001 was 754,675.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.       Description of Business.........................................1

Item 2.       Description of Property.........................................6

Item 3.       Legal Proceedings...............................................6

Item 4.       Submission of Matters to a Vote of Security-Holders.............6


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........6

Item 6.       Management's Discussion and Analysis or Plan of Operation.......8

Item 7.       Financial Statements............................................8

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................9

                                    PART III

Item 9.       Directors and Executive Officers................................9

Item 10.      Executive Compensation.........................................11

Item 11.      Security Ownership of Certain Beneficial Owners and Management.11

Item 12.      Certain Relationships and Related Transactions.................12

Item 13.      Exhibits, List and Reports on Form 8-K.........................12

              Signatures.....................................................13

              Index to Exhibits ............. . . . . . . . . . . . . . . . .14

                                     PART I
ITEM 1.       DESCRIPTION OF BUSINESS

General.

As used herein the term "Company" refers to Torchmail Communications, Inc. (fka. Erly Industries, Inc.), a Delaware corporation, its consolidated entities, and its predecessors, unless the context indicates otherwise. The Company emerged from bankruptcy on August 21, 1999. The Company's business plan is to acquire operations through an acquisition, merger or to begin its own start-up business. The Company has no current operations and no significant current cash needs. One of the Company's major shareholders, Hudson Consulting Group, Inc. has been funding cash needs due to the lack of assets and is expected to continue funding needs at least through the end of the coming year.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. On March 22, 2000, the Board of Directors accepted the terms of an agreement to provide a controlling interest of the Company's common stock to a subsidiary of Axia Group, Inc. (Hudson Consulting Group, Inc.) for $120,000 cash. This transaction was ratified at a special board meeting on October 9, 2000. The Company then issued 9,237,912 shares of common stock to Hudson. The Company's board of directors then appointed Richard Surber to the board on November 14, 2000. All other members of the Company's Board of Directors then resigned leaving Richard D. Surber as the sole member of the Company's Board of Directors.

On January 24, 2001, the Company merged with Torchmail Communications Inc., a Delaware corporation ("Torchmail"). In the merger, shareholders of Erly Industries, Inc. common stock received 1 share of Torchmail common stock for every 100 shares of Erly stock owned. Fractional shares were rounded up to the next whole share. The authorized number of shares of Torchmail is 200,000,000 shares. Following the Reverse stock split, the Company had a total of 150,000 shares issued and outstanding.

Since the Company emerged from bankruptcy, it has attempted to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

To date, opportunities have been made available to the Company through its officers and directors and through professional advisors including securities broker-dealers and through members of the financial community. It is anticipated that business opportunities will continue to be available primarily from these sources.

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances the management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's common stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Although the Company's present shareholders did not acquire their shares of common stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders, immediately prior to the transaction, will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject to until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 10 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company owns no real property. The Company currently uses the offices, office equipment and support staff of Hudson Consulting Group, Inc. ("Hudson") at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The Company currently has no written lease agreement with Hudson.

ITEM 3.       LEGAL PROCEEDINGS

The Company is currently not a party to or aware of any pending legal proceeding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 24, 2001, the majority shareholder of the Company approved a resolution calling for the Company to change its state of domicile from the State of California to the State of Delaware, a change of the Company's name from Erly Industries, Inc. to "Torchmail Communications, Inc.", and a reverse-split of the Company's shares on a one for one hundred basis. The holder of 9,237,912 of the 15,000,000 issued and outstanding shares of the Company (61.58% of the issued and outstanding shares) voted to approve the change of domicile, name change and reverse-split of shares. The 9,237,912 shares voting in favor of the change of domicile, name change and reverse split represented 61.58% of the total issued and outstanding shares of the Company.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the National Quotation Bureau "Pink Sheets" under the symbol "TOCH."

The table below sets forth the high and low sales prices for the Company's common stock for the first two quarters of 2001, each quarter of 2000 and the last two quarters of 1999. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:
                       Quarter           High*              Low*
                       -------           -----              ---
     1999              Third            $0.02             $0.00
                       Fourth            $0.01            $0.00



                       Quarter           High*              Low*
                       -------           ----               ---
     2000              First            $0.20             $0.01
                       Second           $0.25             $0.02
                       Third            $0.04             $0.01
                       Fourth           $0.03             $0.00



                       Quarter           High              Low
                       -------           ----              ---
     2001              First            $3.00             $1.00
                       Second           $5.00             $1.00

* On January 24, 2001, the Company effected a one (1) for one hundred (100) reverse split of its shares in conjunction with its change of domicile from California to Delaware. Prices listed for the periods in 1999 and 2000 are adjusted to reflect prices as if the reverse split had been effective.

Record Holders

As of September 21, 2001, there were 1,083 holders of record holding a total of 734,675 shares of stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since emerging from bankruptcy and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On December 5, 2000, the Company issued 9,237,912 shares of common stock (pre-split) to Hudson Consulting Group, Inc., a Nevada Corporation for cash in the sum of one hundred twenty thousand dollars ($120,000), pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for cash; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On June 15, 2001, the Company issued 500,000 shares of common stock (post-split) to Hudson Consulting Group, Inc., a Nevada Corporation for services, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On June 28, 2001, the Company issued 50,000 shares of common stock (post-split) to Cyberenergy, Inc., a Nevada Corporation for 500,000 restricted shares of the common voting stock of Cyberenergy, Inc. pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for stock; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On August 8, 2001, the Company issued 30,000 shares of common stock to Bobby G. Welch II, for services rendered to the Company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Since the Company has no operations at present, its cash needs are minimal. The Company believes it can meet its cash needs for the foreseeable future from its current assets. The Company has no plans for the purchase or sale of any plant or equipment during the coming fiscal year.

The Company was briefly a holding company but is now, at the time of this filing, a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.

ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended March 31, 2001, are attached hereto as pages F-1 through F- 14.

                         TORCHMAIL COMMUNICATIONS, INC.
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                         TORCHMAIL COMMUNICATIONS, INC.
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)

                                      INDEX



                                                                            Page

Report of Jones Simkins LLP                                                 F-3

Report of Postlethwaite & Netterville, APAC                                 F-4

Consolidated Balance Sheets                                                 F-5

Consolidated Statements of Operations                                       F-6

Consolidated Statements of Stockholders' Deficit                            F-7

Consolidated Statements of Cash Flows                                       F-8

Notes to Consolidated Financial Statements                                  F-9

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders' and
Board of Directors of
Torchmail Communications, Inc. and Subsidiaries (formerly Erly Industries, Inc.)

We have audited the consolidated balance sheet of Torchmail Communications, Inc. and Subsidiaries (formerly Erly Industries, Inc.) (a development stage company), as of March 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and the cumulative amounts since inception of development stage. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torchmail Communications, Inc. and Subsidiaries (formerly Erly Industries, Inc.) (a development stage company), as of March 31, 2001 and the results of its operations and its cash flows for the year then ended and the cumulative amounts since inception of development stage, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's revenue generating activities are not in place, they have a stockholders' deficit and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JONES, SIMKINS LLP
Logan, Utah
August 10, 2001

/s/ JONES, SIMKINS LLP
------------------------

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors ERLY Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of ERLY Industries, Inc. and Subsidiaries as of March 31, 2000, and the consolidated statements of operations, changes in stockholders' deficit, and cash flows for the period August 21, 1999 to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of ERLY Industries, Inc. and Subsidiaries as of March 31, 2000, and the results of their consolidated operations and their cash flows for the period from August 21, 1999 to March 31, 2000, in accordance with generally accepted accounting principles.


 /s/ POSTLETHWAITE & NETTERVILLE, APAC
----------------------------------------
June 12, 2000

Baton Rouge, Louisiana

                         TORCHMAIL COMMUNICATIONS, INC.
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                                              March 31,
                                                                                    -----------------------------

                                     ASSETS                                              2001           2000
                                     ------
                                                                                    --------------- -------------
Current assets:
  Cash and cash equivalents                                                        $              -       193,413
                                                                                    =============== =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Related party payable                                                            $          6,967       400,000
                                                                                    --------------- -------------

Commitments and contingencies                                                                     -              -

Stockholders' deficit:
    Preferred stock, $.001 par value, 10,000,000 shares authorized
           no shares issued and outstanding                                                       -             -
    Common stock, $.001 par value, 200,000,000 shares authorized
           150,000 and 57,621 shares issued and outstanding, respectively                       150              -
    Additional paid-in capital                                                              119,850              -
    Deficit accumulated during the development stage                                       (126,967)     (206,587)
                                                                                    --------------- -------------

     Total stockholders' deficit                                                             (6,967)     (206,587)
                                                                                    --------------- -------------

     Total liabilities and stockholders' deficit                                   $             -        193,413
                                                                                    =============== =============


                      See notes to the financial statements

                         TORCHMAIL COMMUNICATIONS, INC.
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended March 31,
                                                                  ----------------------------------
                                                                                                        Cumulative
                                                                         2001             2000           Amounts
                                                                   ---------------- ---------------- ----------------
Revenue                                                          $                -                -                -

General and administrative costs                                             17,235          402,674          419,909
                                                                   ---------------- ---------------- ----------------

               Loss from operations                                         (17,235)        (402,674)        (419,909)

Other income (expense):
     Interest income                                                          5,624            1,705            7,329
     Refund of funds previously expended                                             -       194,382          194,382
                                                                   ---------------- ---------------- ----------------

               Loss before income taxes and extraordinary item              (11,611)        (206,587)        (218,198)

Provision for income taxes                                                           -                -                -
                                                                   ---------------- ---------------- ----------------

               Loss before extraordinary item                               (11,611)        (206,587)        (218,198)

Extraordinary item - gain of forgiveness of debt,                            91,231                   -        91,231
       net of taxes of $0
                                                                   ---------------- ---------------- ----------------

               Net income (loss)                                 $           79,620         (206,587)        (126,967)
                                                                   ================ ================ ================

Income (loss) per common share - basic and diluted:              $              .74            (3.59)          (1.43)
                                                                   ================ ================ ================

Weighted average common shares - basic and diluted                          108,000           58,000           89,000
                                                                   ================ ================ ================



                      See notes to the financial statements

                         TORCHMAIL COMMUNICATIONS, INC.
                        (FORMERLY ERLY INDUSTRIES, INC.)
                        --------------------------------
                         (A Developmental Stage Company)
                                  CONSOLIDATED
                           STATEMENTS OF STOCKHOLDERS'
                            DEFICIT August 21, 1999 (
                              Date of Inception of
                           Development Stage) to March
                                    31, 2001

                                                                                                           Deficit
                                               Preferred Stock         Common Stock                      Accumulated
                                           --------------------- ------------------------  Additional     During the
                                                                                            Paid-in      Development
                                            Shares     Amount     Shares        Amount      Capital         Stage         Total
                                           --------   --------- ------------ ----------   -----------   -------------   -----------
Balance at August 21, 1999                        -    $     -    5,762,088   $      -     $       -     $        -      $       -
 (date of inception of development stage)

Net loss                                          -          -           -           -             -       (206,587)      (206,587)
                                           --------   --------- ------------ ----------   -----------   -------------   -----------

Balance at March 31, 2000                         -          -    5,762,088          -             -       (206,587)      (206,587)

Effect of 1 for 100 reverse stock split           -          -   (5,704,467)         -             -                -            -

Issuance of common stock for cash                 -          -       92,379        150       119,850                -      120,000

Net income                                        -          -            -          -             -          79,620        79,620
                                           --------   --------- ------------ ----------   -----------   -------------   -----------

Balance at March 31, 2001                         -     $    -      150,000   $    150     $ 119,850     $  (126,967)   $   (6,967)
                                           ========   ========= ============ ==========   ===========   =============   ===========


                      See notes to the financial statements

                         TORCHMAIL COMMUNICATIONS, INC.
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 Years Ended March 31,            Cumulative
                                                           ----------------------------------

                                                                  2001             2000             Amounts
                                                           -------------------- -------------- -------------------
Cash flows from operating activities:
    Net income (loss)                                      $           79,620        (206,587)           (126,967)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
          (Decrease) increase in related party payable               (393,033)        400,000               6,967
                                                           -------------------- -------------- -------------------

               Net cash used in operating activities                 (313,413)        193,413            (120,000)
                                                           -------------------- -------------- -------------------


Cash flows from investing activities:                                       -               -                   -
                                                           -------------------- -------------- -------------------

Cash flows from financing activities:
    Issuance of common stock                                          120,000               -             120,000
                                                           -------------------- -------------- -------------------

               Net cash provided by financing activities              120,000               -             120,000
                                                           -------------------- -------------- -------------------

               Net (decrease) increase in cash                       (193,413)        193,413                   -

Cash, beginning of period                                             193,413               -                   -
                                                           -------------------- -------------- -------------------

Cash, end of period                                        $                -         193,413                   -
                                                           ==================== ============== ===================


                      See notes to the financial statements

                 TORCHMAIL COMMUNICATIONS, INC AND SUBSIDIARIES
                         (FORMERLY ERLY INDUSTRIES INC)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Torchmail Communications, Inc. (Torchmail) (formerly Erly Industries, Inc. (Erly)) and its wholly owned subsidiaries, Watch-Edge International, Inc. (WEI) (formerly Chemonics Industries, Inc), the Beverage Source, Inc., Erly Juice, Inc., Chemonics Fire-Trol, Inc. and Chemonics International, Inc. (Collectively the Company).

Torchmail was organized under the laws of the State of Delaware on December 7, 2000 exclusively for the purpose of merging with Erly and thus changing Erly's state of incorporation from California to Delaware. On January 24, 2001, the Company's stockholders approved the merger agreement between Torchmail and Erly. Terms of the merger agreement provide for Torchmail to be the surviving entity, for all issued and outstanding common shares of Erly to be exchanged for common shares of Torchmail on a 1 for 100 basis, that the director and officers of Erly will continue in office and the merger will become effective upon filing with the Secretary of State of Delaware, which occurred on January 26, 2001. Prior to the merger, Torchmail had no assets or liabilities and had no significant business activities.

Effective August 21, 1999 (date of inception of development stage), the Company became a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations. The Company proposes to seek business ventures that will allow for long-term growth.

Erly filed for a voluntary petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the Bankruptcy Court) on September 28, 1998. WEI, also filed a voluntary petition for reorganization under Chapter 11 of the bankruptcy code on November 30, 1998 in the Bankruptcy Court. Both Companies continued to operate since the filing of their petitions as debtor-in-possession.

At the date Erly filed its petition for bankruptcy, it held 81% of the voting power of American Rice, Inc. (ARI), comprised of 32% direct common stock equity interest and an additional 49% voting preferred stock interest. Erly previously included ARI in its consolidated financial statements with appropriate adjustments to reflect the minority interest. Erly's 81% stock interest in ARI has also been pledged by Erly to ARI's creditors. ARI filed for bankruptcy under Chapter 11 of the Bankruptcy Code on August 11, 1998. (Case No. 98-21895 before the Bankruptcy Court). ARI filed a Plan of Reorganization that was confirmed and made effective October 1, 1999 that provided no distribution or continuing ownership to Erly or ARI's other shareholders. Accordingly, Erly has not included ARI, or ARI's wholly-owned subsidiaries, in the consolidated balance sheets presented at March 31, 2001 and 2000.

The Bankruptcy Court's confirmation of the Joint Plan of Reorganization (Confirmation Order) became effective August 20, 1999. This completed a significant financial restructuring which resulted in the Company retaining no assets of value and a discharge of liabilities. The Company has accounted for the restructuring in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", which requires that assets and liabilities be adjusted to their fair values ("fresh-start" values) and a new reporting entity created. Accordingly, the consolidated financial statements presented reflect the Company's activities since the August 20, 1999 bankruptcy Confirmation Order through March 31, 2001.

                 TORCHMAIL COMMUNICATIONS, INC AND SUBSIDIARIES
                         (FORMERLY ERLY INDUSTRIES INC)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Bankruptcy Proceedings

On August 9, 1999, the Bankruptcy Court confirmed a Chapter 11 Joint Plan of Reorganization as Modified filed by Erly and WEI (the Debtors) and Erly's Creditor's Committee (the Plan). The Confirmation Order provides that all entities who have held, hold or may hold a claim are permanently enjoined on or after the confirmation date, from making demand on, commencing, or continuing in any manner any action or proceeding of any kind with respect to any such claim against the Debtors.

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

All claims and causes of action of Erly and WEI existing as of and subsequent to the petition to date were preserved and inure to the benefit of the reorganized Debtors and are not extinguished by the Confirmation Order. In full and final satisfaction of all claims against the Debtors, the Confirmation order shall automatically (i) vest all property of the Debtors and their estates, including the Debtors' actions (ii) transfer and/or assign to the limited partnership for the benefit of the Debtors' Creditors and all property of the Debtors' estates and their subsidiaries, except the exceptions noted in the preceding paragraph.

On August 20, 1999, all intercompany claims by and among the debtors were eliminated, all guarantees executed by the Debtors were deemed to have been one obligation of Erly payable solely by the limited partnership and any claims filed or to be filed against the Debtors were deemed one claim against Erly payable solely by the limited partnership, all remaining assets were either assigned to, paid, or otherwise vest and assigned to the limited partnership.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

                 TORCHMAIL COMMUNICATIONS, INC AND SUBSIDIARIES
                         (FORMERLY ERLY INDUSTRIES INC)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at March 31, 2001 and 2000.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Going Concern

As of March 31, 2001, the Company's revenue generating activities are not in place, they have a stockholders deficit and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 - Related Party Payable

The related party payable at March 31, 2001, consists of unsecured, non-interest bearing cash advances from the major stockholder of the Company.

                 TORCHMAIL COMMUNICATIONS, INC AND SUBSIDIARIES
                         (FORMERLY ERLY INDUSTRIES INC)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

Note 3 - Related Party Payable (continued)

At March 31, 2000, the Board of Directors for Erly retained its current Chairman of the Board, President, and Chief Executive Officer, who is also a stockholder, at a set monthly amount of compensation plus a supplemental fee to be determined by the Erly Board of Directors at the conclusion of the previously described bankruptcy proceedings. In July 1999, Erly's Board of Directors approved a supplemental fee to be paid of $400,000. The supplemental fee was submitted to the Bankruptcy Court as an administrative cost of the bankruptcy proceeding to be paid from the estate of the bankruptcy proceedings. The supplemental fee was not approved for payment by the Bankruptcy Court. Management for Erly honored the supplemental fee agreement previously declared by the Board of Directors subsequent to the Company emerging from bankruptcy. Accordingly, a liability and related compensation expense was accrued as payable to this individual at March 31, 2000. During the year ended March 31, 2001, this liability was satisfied (see Note 6).

Note 4 - Preferred Stock

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001 and 2000.

Note 5 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                           Year Ended
                                                    March 31,         Cumulative
                                        2001           2000            Amounts
                                   ------------    -----------       -----------
Income tax (provision) benefit
      at statutory rate            $   (27,000)        70,000            43,000
Change in valuation allowance           27,000        (70,000)          (43,000)

                                   $        -               -                 -
                                   ============    ===========       ===========


Deferred tax assets are as follows at March 31:
                                                   2001                 2000

Operating loss carryforwards             $       34,119,000          34,146,000
Valuation allowance                             (34,119,000)        (34,146,000)
                                         $                -                   -
                                             ===============      ==============

                 TORCHMAIL COMMUNICATIONS, INC AND SUBSIDIARIES
                         (FORMERLY ERLY INDUSTRIES INC)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

Note 5 - Income Taxes (continued)

The Company has net operating loss carryforwards of approximately $100,350,000, which begin to expire in the year 2006. The amount of net operating loss carryforwards that can be used in any one year will be limited by: 1) significant changes in the ownership of the Company, 2) future Company operations being similar to the operations that ultimately generated the net operating losses and 3) by the applicable tax laws which are in effect at the time such carryforwards can be utilized. During the year ended March 31, 2001, the Company had a significant change in ownership due to the issuance of 92,379 shares of common stock (see statement of stockholders' deficit).

The NOL is subject to certain tax sharing agreements and continuing disputes with its former subsidiary, American Rice, Inc. Management does not know whether the NOL will have any significant value after any adjustments for events occurring during the bankruptcy proceedings including the sale of assets, forgiveness of indebtedness, as well as the possible de-consolidation of American Rice, Inc. for income tax purposes.

Due to the contingencies noted in the previous two paragraphs, management has established a full valuation allowance at March 31, 2001 and 2000

Related to the significant uncertainty associated with the NOLs described above, the possibility exists that the Company could ultimately be liable for income taxes. Although, management believes that the Company should not have taxable income or liabilities, uncertainties exist as to the possibility that income taxes may be owed by the Company. The income tax returns for the periods ended March 31, 2001, 2000 and 1999 have not yet been filed by the Company. These financial statements do not provide for any possible income taxes that could ultimately be owed by the Company.

Note 6 - Extraordinary Item

During the year ended March 31, 2001, the Company satisfied the related party payable to its former Chairman of the Board, President and Chief Executive Officer (see Note 3). The $400,000 payable was satisfied with a cash payment of approximately $308,769 resulting in a gain from the forgiveness of debt of approximately $91,231.

Note 7 - Refund of Funds Previously Expended

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

                 TORCHMAIL COMMUNICATIONS, INC AND SUBSIDIARIES
                         (FORMERLY ERLY INDUSTRIES INC)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


Note 7 - Refund of Funds Previously Expended (continued)

The possibility remains that litigation could be brought against the Company by creditors to the previously described bankruptcy proceedings, or by others, making claim to the assets of The Beverage Source which were previously estimated to have no value. At March 31, 2001 and 2000, management has not established a liability to reflect such contingent liabilities or claims if they in fact emerge.

Note 8 - Supplemental Cash Flow Information

No amounts were paid for interest or income taxes during the periods ended March 31, 2001 and 2000.

Note 9 - Fair Value of Financial Instruments

The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 10 - Reverse Common Stock Split

On January 26, 2001, as part of the merger agreement between Torchmail and Erly (see Note 1), the Company completed a 1-for-100 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.

Note 11 - Contingencies

The Company has been involved in significant litigation related to actions brought prior to its bankruptcy petition and as a part of its bankruptcy proceedings. Based on management's assessment of these proceedings, and considering the Confirmation Order discussed in Note 1, the balance sheets presented provide no liabilities for such litigation and asserted or unasserted contingent liabilities at March 31, 2001 and 2000.

Note 12 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The adoption of these statements is not expected to have a material effect on the company's financial position or results of operations.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133" and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 138 and 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 138 and 133 will not have any material effect on the financial statements of the Company.
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On July 31, 2001, Postlethwaite & Netterville APAC ("Postlethwaite") resigned as the principle accountants of Torchmail Communications Inc., (fka Erly Industries, Inc.) ("the Company") previously engaged to audit the Company's financial statement. Effective August 1, 2001, the Company retained Jones, Simkins LLP ("Jones") as the principal accountants to replace Postlethwaite. The Company's audit committee and board of directors approved the change of accountants from Postlethwaite to Jones.

The audit reports of Postlethwaite on the Company's financial statements for the fiscal year ending March 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audit of the fiscal year ending March 31, 2001, and the subsequent interim periods through June 30, 2001, prior to the date of dismissal, the Company had no disagreements with Postlethwaite on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Postlethwaite to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item304(a) (1) (iv) of Regulation S-B).

During the fiscal years ending March 31, 2000 and 2001, and the subsequent interim period through June 30, 2001, and through to the date of dismissal, and prior to such appointment, the Company did not consult with Jones regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's financial statements. Since there were no disagreements or reportable events (as defined in Item 304(a) (2) of Regulation S-B), the Company did not consult Postlethwaite regarding the application, either proposed or completed, of the type of audit opinion that might be rendered on the Company's financial statements. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Postlethwaite in respect to these matters during that time.
                                    PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                                Age        Position(s) and Office(s)
---------------------              ----        ----------------------------

Rowan Campbell                      34          President and Director

Christina Barnes                    34          Director

Richard D. Surber                   28          Director

Rowan S. Campbell, 34, Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Science degree in Zoology in 1993 and a Bachelor of Science degree in Biology in 1995. He anticipates receiving his PhD in Biomedical Sciences from University of North Texas Health Science Center at Fort Worth in Fall of 2001. He has gained experience since 1995, working as a research assistant for the Department of Pathology, University of North Texas Health Science Center on projects including FBI technical DNA analysis methodology validation, development of systems for evidence capture for sexual assault, and studies on short tandem repeat (STR) loci for use in US Combined

DNA index systems. His experience provides a valuable knowledge base to the Company used in evaluating possible merger candidates.

 Christina Barnes, 34, Ms. Barnes graduated from the University of Texas at Austin with a Bachelor of Arts degree in English. Currently, and for the past 5 years, she works as Research Manager for Datamark, Inc., a direct response marketing company for 2 and 4 year public and private educational institutions (ie. colleges and universities). Ms. Barnes' responsibilities include oversight of demographic and market analysis and research used in developing strategies for educational institutions in planning for site changes, location suitability, name branding, image management, and trend analysis. Her experience and knowledge of population changes, demographics, and market analysis is a valuable asset to be employed in locating and selecting merger candidates.

 Richard D. Surber, 28, Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. Since 1992, he has gained extensive experience serving as an officer and/or director of many public and private companies listed in more detail below.

Mr. Surber has served as an officer and/or director of the following public companies: Axia Group, Inc., a holding company whose subsidiaries invest in real estate and provide financial consulting services (president and director from 1992 to the present); Elocity Networks Corporation, formally known as Chattown.com Network, Inc., a company involved in designing Internet web sites (president and director from June, 1999 to April 10, 2000); Kelly's Coffee, Group, Inc., a shell company whose plan is to acquire an unidentified company (president and director from May, 1999 to the present); China Mall USA.com, Inc., a former subsidiary of Axia Group, Inc., which is currently a non-reporting Chinese Internet company and unrelated to our Company (president and director from 1992 to June, 1999); Youthline USA, Inc., an unrelated company that distributes educational newspapers to children in grades K-12 (secretary and director from April 6, 1999 to July 29,1999); CathayOne, Inc., a Chinese Internet content provider which is also the parent of several subsidiaries doing business with China (president and director April, 1998 - September, 1998); Golden Opportunity Development Corporation, a majority owned subsidiary of Axia Group, Inc., which operates a 134-room hotel in Baton Rouge, Louisiana (president and director from September, 1999 to present); and Power Exploration, Inc., an oil and gas company (director from January 28, 2000 to June 23, 2000).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended March 31, 2001, was a director, officer, or beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

Except as to Nanette Kelly, as set out below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal year ended March 31, 2001. During the past fiscal year, no cash or non-cash compensation was paid to or accrued by Richard Surber, who was the Company's chief executive officer from December 18, 2000 to September 24, 2001.

Nanette Kelly received $228,000 from the Company during the fiscal year ended March 31, 2001. This money was paid for accrued and unpaid salary and expenses owed to Ms. Kelly for her services as president and chief executive officer of the Company through the date of her resignation on December 18, 2000.

Compensation of Directors

The Company's directors are not currently compensated.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of September 21, 2001, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of September 28, 2001, there were 754,675 shares of common stock issued and outstanding.


                                                     AMOUNT AND
     TITLE OF            NAME AND ADDRESS OF         NATURE OF     PERCENT
      CLASS                BENEFICIAL OWNER          BENEFICIAL    OF CLASS
                                                     OWNERSHIP
------------------ -------------------------------  ------------- -----------
   Common Stock       Rowan Campbell, President        10,000       1.33%
($0.001) par value    3900 White Settlement #61
                       Fort Worth, Texas 76107
------------------ -------------------------------  ------------- -----------
   Common Stock       Christina Barnes, Director       10,000       1.33%
($0.001) par value       1403 East 900 South
                     Salt Lake City, Utah 84105
------------------ -------------------------------  ------------- -----------
   Common Stock        Richard Surber, Director       592,380(1)    78.49%
($0.001 par value)  268 West 400 South, Suite 306
                     Salt Lake City, Utah 84101

--------

1 Richard Surber may be deemed a beneficial owner of 592,380 shares of the Company's common stock by virtue of his position as an officer and director of Wasatch Capital Corporation and Hudson Consulting Group, Inc. Of the 592,380 common shares beneficially owned, Mr. Surber personally owns no shares.

                                                      AMOUNT AND
     TITLE OF            NAME AND ADDRESS OF          NATURE OF     PERCENT
      CLASS                BENEFICIAL OWNER          BENEFICIAL    OF CLASS
                                                     OWNERSHIP
------------------ -------------------------------  ------------- -----------

   Common Stock      Wasatch Capital Corporation         92,380     12.24%
($0.001) par value  268 West 400 South, Suite 300
                    Salt Lake City, Utah 84101

   Common Stock     Hudson Consulting Group, Inc.       500,000     66.25%
($0.001) par value  268 West 400 South, Suite 300
                     Salt Lake City, Utah 84101

   Common Stock         Directors and Executive         612,380     81.14%
($0.001) par value      Officers as a Group
   Common Stock       Bottomline Home Loan, Inc.         50,000      6.62%
($0.001) par value       200 South Los Robles
                      Pasadena California 91101

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company has not been a party to any material transaction(s) with any officer or director of the Company, or owner of 5% or more of the Company's outstanding securities, or any member of the immediate family of any such person.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-KSB, which is incorporated herein by reference.

(b)      Reports on Form 8-K.
         -------------------

On August 2, 2000, the Company filed Form 8-K, which was amended on August 9, 2001, by the filing of Form 8-K/A, reporting that:

         On July 31, 2001, Postlethwaite & Netterville APAC ("Postlethwaite") resigned as the principle accountant for Torchmail Communications Inc., (fka Erly Industries, Inc.) ("the Company") previously engaged to audit the Company's financial statement. Effective August 1, 2001, the Company retained Jones, Simpkins LLP ("Jones") as the principal accountants to replace Postlethwaite. The Company's audit committee and board of directors approved the change of accountants from Postlethwaite to Jones.




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of October, 2001.


Torchmail Communications, Inc.




Rowan Campbell, President and Director




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                          Date

    Rowan Campbell
/s/ ---------------
  Rowan Campbell         President and Director         October 1, 2001


    Christina Barnes
/s/------------------
Christina Barnes         Director                       October 1, 2001


    Richard D. Surbe
/s/ -----------------
Richard D. Surber        Director                       October 1, 2001

                        INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.     DESCRIPTION

3(i)      *     Articles of Incorporation of Torchmail Communications, Inc.
                (Incorporated by reference from Form 14C filed 12/19/2000).

3(ii)     *     Agreement of Merger of Erly Industries, Inc. into Torchmail
                Communications, Inc. (Incorporated by reference from Form 10-QSB filed August 1, 2001).

23        15    Consent of Jones, Simpkins, LLP

24        16    Consent of Postlethwaite & Netterville APAC

* Incorporated by reference from previous filings of the Company.

                               JONES SIMPKINS, LLP
                          95 West 100 South, Suite 200,
                                Logan Utah 84323
                            Telephone (435) 752-1510





               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We hereby consent to the use in this Annual Report on Form 10-KSB of our report dated August 10, 2001, relating to the consolidated financial statements of Torchmail Communications, Inc. and Subsidiaries




 /s/Jones Simpkins LLP
----------------------------

Salt Lake City, Utah
September 25, 2001

                [Letterhead of Postlethwaite & Netterville APAC]






                         CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the use of our report dated June 12, 2000, which appears on page F-4 in Torchmail Communications, Inc.'s (formerly ERLY Industries, Inc.) Form 10-KSB dated September 26, 2001.




 /s/Postlethwaite & Netterville APAC
--------------------------------------

Baton Rouge, Louisiana
September 26, 2001