Form 10QSB
period 2001-09-30
TORCHMAIL COMMUNICATIONS INC
filed 2001-11-09
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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





             268 West 400 South, Suite 300, Salt Lake City, UT 84101
               (Address of principal executive office) (Zip Code)


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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 7, 2001 was 754,675.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Torchmail Communications, Inc., a Delaware corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, and statements of operations, and statements of cash flows for the interim periods up to the date of such balance sheet and the period from inception of development stage on August 21, 1999, through September 30, 2001, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.



































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


Consolidated Balance Sheet...................................................F-2

Statements of Unaudited Consolidated Operations..............................F-3

Statement of Unaudited Consolidated Cash Flows...............................F-4

Notes to Unaudited Financial Statements......................................F-5

                         Torchmail Communications, Inc.
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2001



                                                                                    Unaudited
                                                                                September 30, 2001
                                                                                 ----------------
    ASSET

     CURRENT ASSETS
            Cash                                                                 $              -
            Investments - available for sale                                               12,500
                                                                                 ----------------
     Total Current Assets                                                                  12,500

    TOTAL ASSETS                                                                 $         12,500
                                                                                 ----------------

                                                                                 ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                          $         25,835
       Accounts Payable - Parent corporation                                                5,036
                                                                                 ----------------
Total Current Liabilities                                                                  30,871

TOTAL LIABILITIES                                                                          30,871
                                                                                 ----------------

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock, $.001 par value, 10,000,000 shares authorized; issued
             and outstanding -0- shares                                                         -
       Common stock, $0.001 par value, 200,000,000 shares authorized,
             issued and outstanding 754,675                                                   755
       Additional Paid in Capital                                                         184,940
       Deficit accumulated during the development stage                                 (204,066)
                                                                                 ----------------
       Total Stockholders' Equity (Deficit)                                              (18,371)
                                                                                 ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                             $         12,500
                                                                                 ----------------






                       See Notes To Financial Statements.

                         Torchmail Communications, Inc.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                    From inception of
                                                                                                    development stage
                                             For the Three months                                   (August 21, 1999)
                                                   ended              For the Six months ended            to
                                                September 30,              September 30              September 30,
                                              2001        2000         2001             2000             2001
                                           ---------   -----------  -----------    ------------    -----------------

Sales                                      $       -   $         -  $         -    $          -    $               -
General and Administrative                    43,371         1,672       77,099           7,113              497,008
                                           ---------   -----------  -----------    ------------    -----------------
     Income (Loss) From Operations          (43,371)       (1,672)     (77,099)         (7,113)            (497,008)

Other Income (Expense)
   Refund of funds previously expended             -         3,008            -           8,340              194,382
   Interest income                                 -         1,829            -           4,437                7,329
                                           ---------   -----------  -----------    ------------    -----------------
     Total Other Income (Expense)                  -         4,837            -          12,777              201,711
                                           ---------   -----------  -----------    ------------    -----------------
Net gain (loss)                             (43,371)         3,165     (77,099)           5,664            (295,297)

Income taxes                                       -             -            -               -                    -
                                           ---------   -----------  -----------    ------------    -----------------
Net before extraordinary items              (43,371)         3,165     (77,099)           5,664            (295,297)
Extraordinary items- gain on
settlement of debt, net of $0 taxes                -             -            -               -               91,231
                                           ---------   -----------  -----------    ------------    -----------------
Net Income (Loss)                          $(43,371)   $     3,165  $  (77,099)    $      5,664    $       (204,066)
                                           =========   ===========  ===========    ============    =================


Income (Loss) per share                    $  (0.06)   $      0.05  $    (0.17)    $       0.10


Weighted average shares outstanding*         730,000        58,000      441,500          58,000
                                           ---------   -----------  -----------    ------------


    * Reverse 1 for 100 split adjusted


                       See Notes to Financial Statements.

                         Torchmail Communications, Inc.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                     From
                                                                                                  inception of
                                                                                                  Development
                                                                                                    Stage on
                                                                                                   August 21,
                                                                For the Six months ended          1999 through
                                                                     September 30,               September 30,
                                                                 2001             2000               2001
                                                              ----------      -----------       -------------

Cash Flows from Operating Activities
  Net Gain (Loss)                                             $ (77,099)      $     5,664       $   (204,066)
     Adjustments to reconcile to net cash provided in
     operating activities:
        Increase (decrease) in refunds receivable                      -          (1,963)                   -
        Increase (decrease) in accounts payable                   25,835           10,628              25,835
        Issuance of stock for services                            46,228                -              46,228
        Increase (decrease) in other current liabilities               -                -               6,967
                                                              ----------      -----------       -------------
Net Cash Provided (Used in) Operating Activities                 (5,036)           14,329           (125,036)
                                                              ----------      -----------       -------------


Cash Flow from Investing Activities                                    -                -                   -
                                                              ----------      -----------       -------------


Cash Flow from Financing Activities
        Issuance of common stock for cash                              -                -             120,000
        Increase (decrease) in related party payables              5,036                -               5,036
                                                              ----------      -----------       -------------
Net Cash Provided by Financing Activities                          5,036                -             125,036
                                                              ----------      -----------       -------------


Net Change in Cash                                                     -           14,329                   -

Cash at the Beginning of Period                                        -          193,413                   -
                                                              ----------      -----------       -------------

Cash at the End of Period                                     $        -      $   207,742       $           -
                                                              ----------      -----------       -------------


Supplemental Disclosures
     Interest paid                                            $        -      $         -       $           -
     Income taxes paid                                                 -                -                   -




                        See Notes to Financial Statements

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                               September 30, 2001

NOTE 1 -          PRELIMINARY NOTE

          The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the periods included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the period ended March 31, 2001.

 NOTE 2 -         SUPPLEMENTAL CASH FLOW INFORMATION

         During the six months ended September 30, 2001:

         1.) The Company issued 464,400 shares of common stock for services of $46,228.

         2.) The Company issued 50,000 shares of common stock in exchange for investments, available for sale of $12,500

         3.) The Company issued 85,600 shares of common stock in exchange for advances made in behalf of the Company which eliminated a related party payable of $6,967.

NOTE 3 -          ISSUANCES OF STOCK

         During the six months ended September 30, 2001, the Company issued the following shares of common stock:

         1.)  20,000 shares of restricted common stock, 10,000 shares to Mr.
                  Rowan Campbell and 10,000 shares to Ms. Christina Barnes, in conjunction with their appointment to the board of directors.

         2.) 500,000 shares of restricted common stock to Hudson Consulting
                  Group Inc. for consulting services rendered to the Company and for payments made on the Company's behalf of incurred expenses.

         3.)  50,000 shares of restricted common stock to CyberEnergy, Inc.
                  pursuant to a stock purchase agreement for the purchase of 500,000 shares of CyberEnergy valued at $12,500.

         4.) 30,000 restricted shares of common stock to Mr. Bobby Welch for services rendered in finding a merger candidate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

As used herein the term "Company" refers to Torchmail Communications, Inc., a Delaware corporation, its consolidated entities, and its predecessors, unless the context indicates otherwise. The Company emerged from bankruptcy on August 21, 1999. The Company is currently a shell company whose purpose is to acquire operations by acquisition, merger or through forming its own start-up business.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. On March 22, 2000, the Board of Directors accepted the terms of an agreement to provide a controlling interest of ERLY's common stock to Hudson Consulting Group, Inc. for $120,000 cash. The Company was then merged into Torchmail Communications, Inc. on January 24, 2001, for the purpose of changing the domicile of the Company from California to Delaware. As part of the merger for the purpose of changing domicile, the Company also affected a reverse-split of its outstanding shares. Shareholders of ERLY stock received 1 share of Torchmail Communications, Inc. stock for each 100 shares of ERLY stock. Uneven shares were rounded up. The Company is presently seeking a merger candidate. The Company is uncertain as to its ability to locate an adequate merger candidate and since the Company has relatively no assets, its ability to remain a going concern is questionable. Currently, Hudson Consulting Group, Inc. pays expenses as incurred by the Company.

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

On August 8, 2001, the Company issued 30,000 restricted shares of common stock to Mr. Bobby Welch for services rendered in finding a merger candidate, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services; (3);

there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

On September 24, 2001, the Company issued 10,000 shares of common stock to Rowan Campbell and 10,000 shares of common stock to Christina Barnes for services as directors of the Company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only two offerrees who was issued stock for services; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the issuance of the stock took place directly between the offerees and the Company.

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










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of November, 2001.


                                        Torchmail Communications, Inc.

                                         /s/ Rowan S. Campbell
                                        ______________________________
                                        Rowan S. Campbell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Rowan S. Campbell
--------------------------------------------------
Rowan S. Campbell, President & Director                      November 7, 2001

 /s/ Christina Barnes
--------------------------------------------------
Christina Barnes, Director                                   November 7, 2001















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