Form 10QSB
period 2001-12-31
TORCHMAIL COMMUNICATIONS INC
filed 2002-01-23
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of January 18, 2002 was 754,675.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.........................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........................4


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................4

SIGNATURES............................................................5

INDEX TO EXHIBITS.....................................................6












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Torchmail Communications, Inc., a Delaware corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2001, and statements of operations, and statements of cash flows for the interim periods up to the date of such balance sheet and the period from inception of development stage on August 21, 1999, through December 31, 2001, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE

Consolidated Balance Sheet............................................F-2

Statements of Unaudited Consolidated Operations.......................F-3

Statement of Unaudited Consolidated Cash Flows........................F-4

Notes to Unaudited Financial Statements...............................F-5

                         Torchmail Communications, Inc.
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2001



                                                                  Unaudited
                                                               December 31, 2001
                                                               -----------------
    ASSETS

     CURRENT ASSETS

            Cash                                                              -

            Investments - available for sale                             12,500
                                                                     ----------
     Total Current Assets                                                12,500

    TOTAL ASSETS                                                         12,500
                                                                     ----------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                                                  17,945

       Accounts Payable - Parent corporation                             18,207
                                                                     ----------
Total Current Liabilities                                                36,152

TOTAL LIABILITIES                                                        36,152
                                                                     ----------

SHAREHOLDERS' EQUITY/ (DEFICIT)

       Preferred stock, $.001 par value, 10,000,000 shares
             authorized; issued and outstanding -0- shares                    -

       Common stock, $0.001 par value, 200,000,000 shares
              authorized, issued and outstanding 754,675                    755

       Additional Paid in Capital                                       184,940

       Deficit accumulated during the development stage               (209,346)
                                                                     ----------
       Total Stockholders' Equity (Deficit)                            (23,652)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                 $   12,500
                                                                     ----------






                       See Notes To Financial Statements.

                         Torchmail Communications, Inc.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                             From inception of
                                                                                                             development stage
                                              For the Three months                                           (August 21, 1999)
                                                     ended                   For the Nine months ended              to
                                                  December 31,                      December 31                 December 31,
                                              2001           2000             2001            2000                 2001
                                         ------------- ---------------   -------------- ---------------   --------------------
Sales                                 $              -               -                -               -                      -
General and Administrative                       5,029          11,607           82,128          18,720                502,037
                                         ------------- ---------------   -------------- ---------------   --------------------
     Income (Loss) From Operations             (5,029)        (11,607)         (82,128)        (18,720)              (502,037)

Other Income (Expense)
   Refund of funds previously expended               -               -                -           8,340                194,382
   Interest income (expense)                     (252)           1,187            (252)           5,624                  7,077
                                         ------------- ---------------   -------------- ---------------   --------------------
     Total Other Income (Expense)                (252)           1,187            (252)          13,964                201,459
                                         ------------- ---------------   -------------- ---------------   --------------------
Net gain (loss)                                (5,281)        (10,420)         (82,380)         (4,756)              (300,578)

Income taxes                                         -               -                -               -                      -
                                         ------------- ---------------   -------------- ---------------   --------------------
Net before extraordinary items                 (5,281)        (10,420)         (82,380)         (4,756)              (300,578)
Extraordinary items- gain on
settlement of debt, net of $0 taxes                  -          91,231                -          91,231                 91,231
                                         ------------- ---------------   -------------- ---------------   --------------------
Net Income (Loss)                     $        (5,281)          80,811         (82,380)          86,475              (209,347)
                                         ------------- ---------------   -------------- ---------------   --------------------



Income (Loss) per share                      $  (0.01)             .01           (0.14)             .01



Weighted average shares outstanding*           755,000      15,000,000          590,000       8,830,029
                                         ------------- ---------------   -------------- ---------------


     * Reverse 1 for 100 split adjusted


                       See Notes to Financial Statements.

                         Torchmail Communications, Inc.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                                     From
                                                                                                                 inception of
                                                                                                                 Development
                                                                                                                   Stage on
                                                                                                                  August 21,
                                                                        For the Nine months ended                1999 through
                                                                              December 31,                       December 31,
                                                                        2001                 2000                    2001
                                                                  ----------------      ---------------       ------------------
Cash Flows from Operating Activities
  Net Gain (Loss)                                               $         (82,380)               86,475                (209,347)
     Adjustments to reconcile to net cash provided by
     (used in) in operating activities:
        Gain on settlement of debt                                               -             (91,231)                        -
        Increase (decrease) in refunds receivable                                -                (653)                        -
        Increase (decrease) in accounts payable                             17,945                  765                   17,945
        Issuance of stock for services                                      46,228                    -                   46,228
        Increase (decrease) in other current liabilities                         -            (308,769)                    6,967
                                                                  ----------------      ---------------       ------------------
Net Cash Provided by (Used in) Operating Activities                       (18,207)            (313,413)                (138,207)
                                                                  ----------------      ---------------       ------------------


Cash Flow from Investing Activities                                              -                    -                        -
                                                                  ----------------      ---------------       ------------------


Cash Flow from Financing Activities
        Issuance of common stock for cash                                        -              120,000                  120,000
        Increase (decrease) in related party payables                       18,207                    -                   18,207
                                                                  ----------------      ---------------       ------------------
Net Cash Provided by Financing Activities                                   18,207              120,000                  138,207
                                                                  ----------------      ---------------       ------------------


Net Change in Cash                                                               -            (193,413)                        -

Cash at the Beginning of Period                                                  -              193,413                        -
                                                                  ----------------      ---------------       ------------------

Cash at the End of Period                                       $                -                    -                        -
                                                                  ----------------      ---------------       ------------------


Supplemental Disclosures
     Interest paid                                              $              252                    -
     Income taxes paid                                                           -                    -




                        See Notes to Financial Statements

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                December 31, 2001

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

     During the nine months ended December 31, 2001:

     1.) The Company issued 464,400 shares of common stock for services of $46,228.

     2.) The Company issued 50,000 shares of common stock in exchange for investments, available for sale of $12,500

     3.) The Company issued 85,600 shares of common stock in exchange for advances made in behalf of the Company which eliminated a related party payable of $6,967.

NOTE 3 -          ISSUANCES OF STOCK

     During the nine months ended December 30, 2001, the Company issued the following shares of common stock:

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS     Exhibits required to be attached by Item 601 of Regulation
         S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      REPORTS ON FORM 8-K.     No reports were filed on Form 8-K during the
         quarter.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of January, 2002.


                                Torchmail Communications, Inc.

                                /s/ Rowan S. Campbell
                                ------------------------------
                                Rowan S. Campbell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Rowan S. Campbell
--------------------------------------------------
Rowan S. Campbell, President & Director             January 18, 2002

/s/ Christina Barnes
--------------------------------------------------
Christina Barnes, Director                          January 18, 2002











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