Form 10KSB
period 2002-03-31
TORCHMAIL COMMUNICATIONS INC
filed 2002-07-01
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002

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

                                    Yes   X                   No
                                        -------                 ----
The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 26, 2002 was 3,773,375.

                                                 TABLE OF CONTENTS

                                                                           PAGE
                                                      PART I


Item 1.  Description of Business.............................................1

Item 2.  Description of Property.............................................6

Item 3.  Legal Proceedings...................................................6

Item 4.  Submission of Matters to a Vote of Security-Holders.................6


                                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............6

Item 6.  Management's Discussion and Analysis or Plan of Operation...........7

Item 7.  Financial Statements................................................7

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.................................8
                                                PART III

Item 9.  Directors and Executive Officers....................................8

Item 10. Executive Compensation..............................................9

Item 11. Security Ownership of Certain Beneficial Owners and Management.....10

Item 12. Certain Relationships and Related Transactions.....................10

Item 13. Exhibits, List and Reports on Form 8-K.............................11

         Signatures.........................................................12

         Index to Exhibits ......... . . . . . . . . . . . . . . . . . . . .13

                                     PART I
ITEM 1.       DESCRIPTION OF BUSINESS

General.

As used herein the term "Company" refers to Torchmail Communications, Inc., a Delaware corporation, its consolidated entities, and its predecessors, unless the context indicates otherwise. The Company emerged from bankruptcy on August 21, 1999 as Erly Industries, Inc. The Company's business plan is to acquire operations through an acquisition, merger or to begin its own start-up business. The Company has no current operations and no significant current cash needs. One of the Company's major shareholders, Hudson Consulting Group, Inc. has been funding cash needs due to the lack of assets and is expected to continue funding needs at least through the end of the coming year. The Company is in the process of attempting to identify and acquire a favorable business opportunity.

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

On June 15, 2001, the Company issued 500,000 shares of common stock (post-reverse split) to Hudson Consulting Group, Inc., a Nevada Corporation for services rendered in preparing financial statements and also to pay for expenses previously paid by Hudson in the Company's behalf. The Company is currently a 78.5% owned subsidiary of Nexia Holdings, Inc. which is a subsidiary of Axia Group, Inc.

On March 17, 2002, the Company effected a 5 for 1 forward split to all shareholders of record on the date March 15, 2002. Fractional shares were rounded up to the nearest share.

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

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firm's business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

The Company currently has entered into negotiations with another company but has not made any fully agreed upon commitments or arrangements to participate in a business. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

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

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the shareholders during the period covered by this report.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the National Quotation Bureau "Pink Sheets" under the symbol "TCHM."

The table below sets forth the high and low sales prices for the Company's Common Stock for the first quarter of 2002, each quarter of 2001. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                    Quarter           High*              Low*
                                    -------           -----              ---
                  2001              First            $.60              $.20
                  ----
                                    Second           $1.00             $.20
                                    Third            $1.00             $.20
                                    Fourth           $1.00             $.20

                                    Quarter           High              Low
                                    -------           ----              ---
                  2002              First            $1.10             $.25
                  ----

* On March 18, 2002, the Company effected a five (5) for one (1) forward split of its shares. Prices listed for the periods in 2001 and 2002 are adjusted to reflect prices as if the split had been effective.

Record Holders

As of June 24, 2002, there were 1,095 holders of record holding a total of 3,773,375 shares of stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Since the Company has no operations at present, its cash needs are minimal. The Company believes it can meet its cash needs for the foreseeable future from its current assets and cash contributions or payments in behalf of the Company from its parent company. The Company has no plans for the purchase or sale of any plant or equipment during the coming fiscal year.

The Company was briefly a holding company but is now, at the time of this filing, a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.

ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal years ended March 31, 2002 and 2001, are attached hereto as pages F-1 through F- 11.

                         TORCHMAIL COMMUNICATIONS, INC.
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                         TORCHMAIL COMMUNICATIONS, INC.
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)

                                      INDEX



                                                       Page

Independent Auditors' Report                            F-2

Consolidated Balance Sheets                             F-4

Consolidated Statements of Operations                   F-5

Consolidated Statements of Stockholders' Deficit        F-6

Consolidated Statements of Cash Flows                   F-7

Notes to Consolidated Financial Statements              F-8

                          Jones Simpkins & Associates
                                   95 W 100 S
                                Logan, UT 84323
                             Telephone 435-752-1510

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders' and
Board of Directors of
Torchmail Communications, Inc. (formerly Erly Industries, Inc.)

We have audited the consolidated balance sheets of Torchmail Communications, Inc. (formerly Erly Industries, Inc.) (a development stage company), as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and the cumulative amounts since inception of development stage. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torchmail Communications, Inc. (formerly Erly Industries, Inc.) (a development stage company), as of March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception of development stage, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's revenue generating activities are not in place, they have a stockholders' deficit and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   /s/ Jones Simkins

Jones Simkins, LLP
Logan, Utah
June 14, 2002

                         TORCHMAIL COMMUNICATIONS, INC.
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,
                              ASSETS                                          2002               2001
                              ------
                                                                        ----------------    --------------

Current assets:
  Marketable securities, available for sale                           $           12,500                 -
                                                                        ----------------    --------------

        Total current assets                                          $           12,500                 -
                                                                        ================    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts Payable                                                    $           17,614                 -
  Related party payable                                                           19,002             6,967
                                                                        ----------------    --------------
        Total current liabilities                                                 36,616             6,967

Commitments and contingencies                                                          -                 -

Stockholders' deficit:
    Preferred stock, $.001 par value, 10,000,000 shares authorized
          no shares issued and outstanding                                             -                 -
    Common stock, $.001 par value, 200,000,000 shares authorized
          3,773,375 and 750,000 shares issued and outstanding,
          respectively                                                             3,773               750
    Additional paid-in capital                                                   181,922           119,250
    Deficit accumulated during the development stage                           (209,811)         (126,967)
                                                                        ----------------    --------------

     Total stockholders' deficit                                                (24,116)           (6,967)
                                                                        ----------------    --------------

     Total liabilities and stockholders' deficit                      $           12,500                 -
                                                                        ================    ==============


                    See the Notes to the Financial Statements

                         TORCHMAIL COMMUNICATIONS, INC.
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years Ended   March 31,             Cumulative
                                                               2002                 2001             Amounts
                                                          ---------------      --------------     -------------

Revenue                                                $               -                   -                  -


General and administrative costs                                   82,844              17,235           502,753
                                                          ---------------      --------------     -------------

    Loss from operations                                         (82,844)            (17,235)         (502,753)

Other income (expense):
     Interest income                                                   -               5,624              7,329
     Refund of funds previously expended                               -                   -            194,382
                                                          ---------------      --------------     -------------

    Loss before income taxes and extraordinary item              (82,844)             (11,611)        (301,042)

Provision for income taxes                                              -                   -                  -
                                                          ---------------      --------------     -------------

    Loss before extraordinary item                               (82,844)            (11,611)         (301,042)

Extraordinary item - gain of forgiveness of debt,
     net of taxes of $0                                                 -              91,231            91,231
                                                          ---------------      --------------     -------------

    Net income (loss)                                  $         (82,844)              79,620         (209,811)
                                                          ===============      ==============     =============


Income (loss) per common share - basic and diluted:    $           (0.11)                0.15

Weighted average common shares - basic and diluted                741,000             542,000
                                                          ===============      ==============


                    See the Notes to the Financial Statements

                         TORCHMAIL COMMUNICATIONS, INC.
                         ------------------------------
                        (FORMERLY ERLY INDUSTRIES, INC.)
                         (A Developmental Stage Company)
                           CONSOLIDATED STATEMENTS OF
                     STOCKHOLDERS' DEFICIT August 21, 1999 (
                     Date of Inception of Development Stage)
                                to March 31, 2002

                                                                                                         Deficit
                                                                                                         Accumulated
                                                                                                         During the
                                                                                                         Development
                                                                                                         Stage
                                                                                                         ----------

                                                                                               Additional
                                                                                               aid-in
                                                                                               Capital
                                                                                               ----------
                                                Preferred  Stock          Common Stock
                                                Shares     Amount       Shares         Amount                       Total
                                                --------   -----------  -------------   ------                      --------------
Balance at August 21, 1999
    (date of inception of development stage)    -$    -    -            5,762,088 $    - $     -  $      - $        -

Effect of 1 for 100 reverse stock split         -          -            (5,704,467)    -       -         -          -

Effect of 5 for 1 stock split                   -          -               230,484     -       -         -          -

Net loss                                        -          -            -              -       -         (206,587)  (206,587)

------------------------------------------------------------------ -------------------------- -- -------------- ---------------
Balance at March 31, 2000                       -          -              288,105      -       -         (206,587)  (206,587)

Issuance of common stock for cash               -          -              461,895      750     119,250   -          120,000

Net income                                      -          -            -              -       -         79,620     79,620

------------------------------------------------------------------ -------------------------- -- -------------- ---------------
Balance at March 31, 2001                       -          -              750,000      750     119,250   (126,967)  (6,967)

Issuance of common stock for:
   Marketable securities, available-for-sale    -          -              250,000      250     12,250    -          12,500
   Related party payable                        -          -              428,000      428     6,539     -          6,967
   Services                                     -          -            2,322,000      2,322   43,906    -          46,228

Additional shares issued as a result
of reserve stock split                          -          -               23,375      23      (23)      -          -

Net loss                                        -          -                   -       -       -         (82,844)   (82,844)

------------------------------------------------------------------ -------------------------- -- -------------- ---------------
Balance at March 31, 2002                       -$         -            3,773,375  $   3,773 $ 181,922 $ (209,811)  $     (24,116)

                    See the Notes to the Financial Statements

                         TORCHMAIL COMMUNICATIONS, INC.
                         ------------------------------
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years Ended March 31,             Cumulative
                                                                 2002                2001              Amounts
                                                            ---------------    ----------------    ---------------
Cash flows from operating activities:
    Net income (loss)                                    $         (82,844) $            79,620 $       (209,811)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
          Issuance of common stock for services                      46,228                    -           46,228
          Increase (decrease) in:
                Accounts payable                                     17,614                    -           17,614
                Related party payable                                19,002            (393,033)           25,969
                                                            ---------------    ----------------    ---------------
               Net cash used in operating activities                      -            (313,413)        (120,000)


Cash flows from investing activities:                                     -                    -                -

Cash flows from financing activities:
    Issuance of common stock for cash                                     -              120,000          120,000
                                                            ---------------    ----------------    ---------------
               Net cash provided by financing activities                  -              120,000          120,000

Net (decrease) increase in cash                                           -            (193,413)                -

Cash, beginning of period                                                 -              193,413                -
                                                            ---------------    ----------------    ---------------

Cash, end of period                                     $                 -                  -                    -
                                                            ===============    ================    ===============




                    See the Notes to the Financial Statements

                 TORCHMAIL COMMUNICATIONS, INC. AND SUBSIDIARIES
                        (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

     The consolidated financial statements consist of Torchmail Communications, Inc. (Torchmail) (formerly Erly Industries, Inc. (Erly)) and its wholly owned subsidiaries, Watch-Edge International, Inc. (WEI) (formerly Chemonics Industries, Inc.), the Beverage Sourch, Inc., Erly Juice, Inc., Chemonics Fire-Trol, Inc. and Chemonics International, Inc. (Collectively the Company). All of the subsidiaries have been inactive since August 21, 1999 (date of inception of development stage).

Torchmail Communications, Inc. (Torchmail) (formerly Erly Industries, Inc.)
(Erly) was organized under the laws of the State of Delaware on December 7, 2000 exclusively for the purpose of merging with Erly and thus changing Erly's state of incorporation from California to Delaware. On January 24, 2001, the Company's stockholders approved the merger agreement between Torchmail and Erly. Terms of the merger agreement provide for Torchmail to be the surviving entity, for all issued and outstanding common shares of Erly to be exchanged for common shares of Torchmail on a 1 for 100 basis, that the director and officers of Erly will continue in office and the merger will become effective upon filing with the Secretary of State of Delaware, which occurred on January 26, 2001. Prior to the merger, Torchmail had no assets or liabilities and had no significant business activities.

Effective August 21, 1999 (date of inception of development stage), the Company became a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations. The Company proposes to seek business ventures that will allow for long-term growth.

Reorganization

On September 28, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 20, 1999, the bankruptcy was discharged.

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

Marketable Securities

The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of equity. Securities classified as held to maturity are carried at amortized cost. For both categories of securities, declines in fair value below amortized cost

                 TORCHMAIL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

that are other than temporary are included in operations. As of March 31, 2002 the cost of the available-for-sale marketable securities approximates fair value.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at March 31, 2002 and 2001.

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

Note 2 - Going Concern

As of March 31, 2002, the Company's revenue generating activities are not in place, they have a stockholders deficit and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

                 TORCHMAIL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 3 - Related Party Payable

The related party payable consists of unsecured, non-interest bearing cash advances from the major stockholder of the Company. During the year ended March 31, 2002, the Company issued 85,600 shares of common stock in exchange for $6,967 of related party payables.

Note 4 - Preferred Stock

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at March 31, 2002 and 2001.

Note 5 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                     Years Ended
                                                        March 31,                      Cumulative
                                                  2002                 2001                Amounts
Income tax provision (benefit)
 at statutory rate                       $          (28,000)              27,000             (71,000)
Change in valuation allowance                       28,000               (27,000)             71,000
                                         $          -                    -                    -
                                            ===============      ===============      ==============

Deferred tax assets are as follows at March 31:

                                                  2002                 2001

Operating loss carryforwards             $       34,147,000           34,119,000
Valuation allowance                             (34,147,000)         (34,119,000)
                                         $          -                    -
                                            ===============      ===============


The Company has net operating loss carryforwards of approximately $100,433,000, which begin to expire in the year 2006. The amount of net operating loss carryforwards that can be used in any one year will be limited by: 1) significant changes in the ownership of the Company, 2) future Company operations being similar to the operations that ultimately generated the net operating losses and 3) by the applicable tax laws which are in effect at the time such carryforwards can be utilized. During the year ended March 31, 2001, the Company had a significant change in ownership due to the issuance of 92,379 shares of common stock (see statement of stockholders' deficit).

The NOL is subject to certain tax sharing agreements and continuing disputes with its former subsidiary. Management does not know whether the NOL will have any significant value after any adjustments for events occurring during past bankruptcy proceedings including the sale of assets, forgiveness of indebtedness, as well as the possible de-consolidation of its former subsidiary for income tax purposes.

                 TORCHMAIL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001


Note 5 - Income Taxes (cont.)

Due to the contingencies noted in the previous two paragraphs, management has established a full valuation allowance at March 31, 2002 and 2001.

Related to the significant uncertainty associated with the NOLs described above, the possibility exists that the Company could ultimately be liable for income taxes. Although, management believes that the Company should not have taxable income or liabilities, uncertainties exist as to the possibility that income taxes may be owed by the Company. The income tax returns for the periods ended March 31, 2002, 2001, 2000 and 1999 have not yet been filed by the Company. These financial statements do not provide for any possible income taxes that could ultimately be owed by the Company.

Note 6 - Refund of Funds Previously Expended

During February 2000, the Beverage Source, a wholly owned subsidiary, received a refund of funds previously held in escrow by an engineering firm for the purpose of funding environmental remediation. Management had previously estimated that no funds held in escrow would be recoverable and accordingly estimated no value to the escrow funds or no additional liability related to the remediation matter.

The recovery of these funds has been recorded as other income in the post bankruptcy operations of the Company ended March 31, 2000. Management believes there are no rights or claims to assets of The Beverage Source, which did not file for bankruptcy. The possibility remains that litigation could be brought against the Company by creditors to the previously described bankruptcy proceedings, or by others, making claim to the assets of The Beverage Sourch which were previously estimated to have no value. At March 31, 2002 and 2001 management has not established a liability to reflect such contingent liabilities or claims if they in fact emerge.

Note 7 - Extraordinary Item

During the year ended March 31, 2001, the Company satisfied a related party payable to its former Chairman of the Board, President and Chief Executive Officer. The $400,000 payable was satisfied with a cash payment of approximately $308,769 resulting in a gain from the forgiveness of debt of approximately $91,231.

Note 8 - Supplemental Cash Flow Information

No amounts were paid for interest or income taxes during the years ended March 31, 2002 and 2001.

The Company issued 50,000 shares of common stock in exchange for investments, available-for-sale of $12,500.

The Company issued 85,600 shares of common stock in exchange for a related party payable of $6,967.

Note 9 - Common Stock Splits

On March 17, 2002, the Company approved a 5-for-1 common stock split and on January 26, 2001, as part of the merger agreement between Torchmail and Erly (see Note 1), the Company completed a 1-for-100 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect these common stock splits in the accompanying consolidated financial statements.

                 TORCHMAIL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     (FORMERLY ERLY INDUSTRIES, INC.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 10 - Contingencies

The Company has been involved in significant litigation related to actions brought prior to its bankruptcy petition and as a part of its bankruptcy proceedings. Based on management's assessment of these proceedings, and considering the reorganization discussed in Note 1, the balance sheets presented provide no liabilities for such litigation and asserted or unasserted contingent liabilities at March 31, 2002 and 2001.

Note 11 - Recent Accounting Pronouncements

The FASB recently issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. This Statement amends SFAS 19. The effective date for the Statement is June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position and future operations.

The FASB recently issued FASB Statement No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". The new guidance resolves significant implementation issues related to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 31, 2001, Postlethwaite & Netterville APAC ("Postlethwaite") resigned as the principle accountants of Torchmail Communications Inc., (fka Erly Industries, Inc.) ("the Company") previously engaged to audit the Company's financial statement. Effective August 1, 2001, the Company retained Jones Simkins LLP ("Jones") as the principal accountants to replace Postlethwaite. The Company's audit committee and board of directors approved the change of accountants from Postlethwaite to Jones.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                                Age      Position(s) and Office(s)

Rowan Campbell                      35       President and Director

Christina Barnes                    35       Director

Richard Surber                      29       Director

Rowan S. Campbell, 35, Mr. Campbell has a PhD. in Biomedical Sciences from University of North Texas at Fort Worth. He also has a Bachelor of Science degree in Zoology (1993) and a Bachelor of Science degree in Biology (1995) from the University of Texas at Austin. He has gained experience since 1995, working in research for the Department of Pathology, University of North Texas Health Science Center on projects including FBI technical DNA analysis methodology validation, development of systems for evidence capture for sexual assault, and studies on short tandem repeat
(STR) loci for use in US Combined DNA index systems. His experience provides a valuable knowledge base to the Company used in evaluating possible merger candidates.

Christina Barnes, 35, Ms. Barnes graduated from the University of Texas at Austin with a Bachelor of Arts degree in English. Currently, and for the past 5 years, she works as Research Manager for Datamark, Inc., a direct response marketing company for 2 and 4 year public and private educational institutions (ie. colleges and universities). Ms. Barnes' responsibilities include oversight of demographic and market analysis and research used in developing strategies for educational institutions in planning for site changes, location suitability, name branding, image management, and trend analysis. Her experience and knowledge of population changes, demographics, and market analysis is a valuable asset being employed in locating and selecting merger candidates.

Richard D. Surber, 29, Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. Since 1992, he has gained extensive experience serving as an officer and/or director of many public and private companies listed in more detail below.

Mr. Surber has been an officer and director of several public companies, including: Axia Group, Inc., a holding company with real estate and consulting subsidiaries (president, CEO and Director from March 1994 to present), Elocity Networks Corp., an Internet company (president and director from June 1999 to April 10, 2000); Nexia Holdings, Inc. (fka Kelly's Coffee Group, Inc.), formerly a shell company which acquired many of Axia Group, Inc's holdings in exchange for stock (president and director from May 1999 to the present); Wichita Development Corporation, owner of an office building in Wichita, Kansas (president and director December 15, 1999 to November, 12, 2001); and Golden Opportunity Development Corporation ("GODC"), a majority owned subsidiary of Axia, (president and director from September 1999 to December 19, 2001). Mr. Surber is also the president and a director of several reporting and non-reporting shell companies. These shell companies intend to become fully reporting public companies.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended March 31, 2002, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

Except as to Nanette Kelly, a former president and Director, as set out below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years ended March 31, 2002 or 2001. During the past fiscal year, no cash compensation was paid to or accrued by Rowan Campbell, who became the Company's Chief Executive Officer on September 10, 2002. He did receive 10,000 (pre-5 for 1 split) restricted shares of stock in conjunction with his appointment as President and Director.

Nanette Kelly received $228,000 from the Company during the fiscal year ended March 31, 2001. This money was paid for accrued and unpaid salary and expenses owed to Ms. Kelly for her services as President and CEO of the Company through the date of her resignation on December 18, 2000.

Compensation of Directors

The Company's directors are not currently compensated.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of June 24, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of June 24, 2002, there were 3,773,375 shares of Common Stock issued and outstanding.


                                                                                AMOUNT AND
         TITLE OF                      NAME AND ADDRESS OF                      NATURE OF              PERCENT OF
          CLASS                          BENEFICIAL OWNER                       BENEFICIAL               CLASS
                                                                                OWNERSHIP
-------------------------- --------------------------------------------  ------------------------ --------------------
       Common Stock                 Rowan Campbell, President                     50,000                 1.33%
    ($0.001) par value
       Common Stock                 Christina Barnes, Director                    50,000                 1.33%
    ($0.001) par value                 1403 East 900 South
                                    Salt Lake City, Utah 84105
       Common Stock                  Richard Surber, Director                   2,961,9001               78.49%
    ($0.001 par value)            268 West 400 South, Suite 306
                                    Salt Lake City, Utah 84101
       Common Stock                Wasatch Capital Corporation                   461,900                 12.24%
    ($0.001) par value            268 West 400 South, Suite 300
                                    Salt Lake City, Utah 84101
       Common Stock               Hudson Consulting Group, Inc.                 2,500,000                66.25%
    ($0.001) par value            268 West 400 South, Suite 300
                                    Salt Lake City, Utah 84101
       Common Stock           Directors and Executive Officers as a             3,061,900                81.14%
    ($0.001) par value                        Group
       Common Stock                 Bottomline Home Loan, Inc.                   250,000                 6.62%
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

     1 Richard Surber may be deemed a beneficial owner of 2,961,900 shares of the Company's common stock by virtue of his position as an officer and director of Wasatch Capital Corporation and Hudson Consulting Group, Inc. Of the 2,961,900 common shares beneficially owned, Mr. Surber personally owns no shares.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 13 of this Form 10-KSB, which is incorporated herein by reference.

(b)      Reports on Form 8-K.
         -------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of June 2002.


Torchmail Communications, Inc.



   /s/ Rowan Campbell
------------------------------------------------------
Rowan Campbell, President and Director




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                     Date



 /s/ Rowan Campbell
  Rowan Campbell            President and Director    June 27, 2002



  /s/ Christina Barnes
Christina Barnes            Director                  June 27, 2002



  /s/ Richard D. Surber
-------------------------
Richard D. Surber           Director                  June 27, 2002

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