Form 10QSB
period 2002-06-30
TORCHMAIL COMMUNICATIONS INC
filed 2002-08-07
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

   [ ]   Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ______ to ______ .


         Commission file number: 001-07894
                                -----------


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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 1, 2002 was 3,773,375.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........4


                           PART II - OTHER INFORMATION

ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................5

SIGNATURES...................................................................6

INDEX TO EXHIBITS............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Torchmail Communications, Inc., a Delaware corporation, its consolidated entities, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the period from inception, August 21, 1999, through June 30, 2002, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.



































                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                       PAGE


Condensed Unaudited Balance Sheet......................................F-2

Statements of Unaudited Condensed Operations...........................F-3

Statements of Unaudited Condensed Cash Flows...........................F-4

Notes to Unaudited Financial Statements................................F-5

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  June 30, 2002



                                                                                Unaudited
                                                                              June 30, 2002
                                                                               -----------

    ASSETS

     CURRENT ASSETS
            Investments, available for sale                                    $    12,500
                                                                               -----------
     Total Current Assets                                                           12,500

    TOTAL ASSETS                                                               $    12,500
                                                                               -----------

                                                                               -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                                             17,614
       Related party payable                                                        21,332
                                                                               -----------
Total Current Liabilities                                                           38,946

TOTAL LIABILITIES                                                              $    38,946
                                                                               -----------

                                                                               -----------

SHAREHOLDERS' EQUITY
       Preferred stock, $.001 par value, 10,000,000 shares authorized;
            issued and outstanding -0- shares                                            -
       Common stock, $0.001 par value, 200,000,000 shares authorized,
            3,773,375 shares issued and outstanding                                  3,773
       Additional Paid in Capital                                                  181,922
       Deficit accumulated during the development stage                          (212,141)
                                                                               -----------
       Total Stockholders' Deficit                                                (26,446)
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $    12,500
                                                                               -----------






                       See Notes To Financial Statements.

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS



                                                                                            From inception
                                                                                               (August 21,
                                                             For the three months ended          1999)
                                                                    June 30,                      to
                                                                                               June 30,
                                                              2002             2001              2002
                                                         -----------       -----------      -------------


Sales                                                    $         -       $         -      $           -
General and Administrative                                     2,330            33,728            505,083
                                                         -----------       -----------      -------------
      Loss From Operations                                   (2,330)          (33,728)          (505,083)
                                                         -----------       -----------      -------------

Other Income
Refund of funds previously expended                                -                 -            194,382
Interest income                                                    -                 -              7,329
                                                         -----------       -----------      -------------
     Total Other Income                                            -                 -            201,711
                                                         -----------       -----------      -------------

Loss before taxes and extraordinary items                    (2,330)          (33,728)          (303,372)

Provision for income taxes                                         -                 -                  -
                                                         -----------       -----------      -------------

Loss before extraordinary items                              (2,330)          (33,728)          (303,372)

Extraordinary items - gain on forgiveness of
debt, net of $0 taxes                                              -                 -             91,231
Net Loss                                                 $   (2,330)       $  (33,728)      $   (212,141)


Loss per share                                           $         -       $    (0.22)


Weighted average shares outstanding*                       3,773,000           153,000
                                                         -----------       -----------

     * adjusted for 5 for 1 forward split



                       See Notes to Financial Statements.

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                     From
                                                                                                   inception
                                                                    For the Three Months          (August 21,
                                                                            Ended                    1999)
                                                                          June 30,                    to
                                                                                                   June 30,
                                                                    2002            2001            2002
                                                                --------       -----------       ----------

Cash Flows from Operating Activities
   Net Loss                                                      (2,330)       $  (33,728)       $ 212,141)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Increase in accounts payable                                -                 -           17,614
           Issuance of common stock for services                       -            33,728           46,228
           Increase in related party payable                       2,330                 -           28,299
                                                                --------       -----------       ----------
Net Cash Used in Operating Activities                                  -                 -         120,000)
                                                                --------       -----------       ----------


Cash flow from Investing Activities                                    -                 -                -
                                                                --------       -----------       ----------


Cash flow from Financing Activities
      Issuance of common stock for cash                                -                 -          120,000
                                                                --------       -----------       ----------
Net Cash Provided by Financing Activities                              -                 -          120,000
                                                                --------       -----------       ----------



Net Increase (Decrease) in Cash                                        -                 -                -

Cash at Beginning of Period                                            -                 -                -
                                                                --------       -----------       ----------

Cash at End of Period                                           $      -       $         -       $        -
                                                                --------       -----------       ----------


Supplemental Disclosures
      Interest paid                                             $      -       $         -       $        -
      Income taxes paid                                                -                 -                -



                       See Notes to Financial Statements.

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2002

NOTE 1 - PRELIMINARY NOTE

          The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the periods included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the period ended March 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Marketable Securities

          The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of equity. Securities classified as held to maturity are carried at amortized cost. For both categories of securities, declines in fair value below amortized cost

NOTE 3 - COMMON STOCK SPLITS

          On March 17, 2002, the Company approved a 5-for-1 common stock split and on January 26, 2001, as part of the merger agreement between Torchmail and Erly, the Company completed a 1-for-100 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect these common stock splits in the accompanying consolidated financial statements.

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

On June 15, 2001, the Company issued 500,000 shares of common stock (post-reverse split) to Hudson Consulting Group, Inc., a Nevada Corporation for services rendered in preparing financial statements and also to pay for expenses previously paid by Hudson in the Company's behalf. The Company is currently a 78.5% owned subsidiary of Nexia Holdings, Inc., which is a subsidiary of Axia Group, Inc.

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

The Company recently signed a letter of intent to merge with a company in California. However, since the deal has not been finalized, management believes it would be premature to disclose the specifics of the letter of intent. It is expected that this will be completed within the 2nd quarter of the year. Since the Company has no operations at present, its cash needs are minimal. The Company believes it can meet its cash needs for the foreseeable future from its current assets or from payments made in its behalf by Hudson Consulting Group, Inc.

The Company has no plans for the purchase or sale of any plant or equipment during the coming fiscal year.

The Company was briefly a holding company but is now, at the time of this filing, a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.


                            PART II-OTHER INFORMATION

ITEM  3.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August, 2002.


                                       Torchmail Communications, Inc.

                                        /s/ Rowan S. Campbell
                                       ----------------------------
                                       Rowan S. Campbell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Rowan S. Campbell
--------------------------------------
Rowan S. Campbell, President & Director            August 7, 2002


/s/ Christina Barnes
-------------------------
Christina Barnes, Director                         August 7, 2002


/s/ Richard Surber
-----------------------
Richard Surber, Director                           August 7, 2002

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