Form 10QSB/A
period 2002-06-30
TORCHMAIL COMMUNICATIONS INC
filed 2002-08-12
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 9, 2002 was 3,773,375.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........4


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................4

SIGNATURES...................................................................5

INDEX TO EXHIBITS............................................................6












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



































                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE


Condensed Unaudited Balance Sheet...........................................F-2

Statements of Unaudited Condensed Operations................................F-3

Statements of Unaudited Condensed Cash Flows................................F-4

Notes to Unaudited Financial Statements.....................................F-5

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
                                                                                -----------






                       See Notes To Financial Statements.

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS



                                                                                          From inception
                                                                                            (August 21,
                                                          For the three months ended          1999)
                                                                    June 30,                   to
                                                                                            June 30,
                                                             2002            2001            2002
                                                         ----------       ----------      -----------


Sales                                                    $        -       $        -      $         -
General and Administrative                                    2,330           33,728          505,083
                                                         ----------       ----------      -----------
      Loss From Operations                                  (2,330)         (33,728)        (505,083)
                                                         ----------       ----------      -----------

Other Income
Refund of funds previously expended                               -                -          194,382
Interest income                                                   -                -            7,329
                                                         ----------       ----------      -----------
     Total Other Income                                           -                -          201,711
                                                         ----------       ----------      -----------

Loss before taxes and extraordinary items                   (2,330)         (33,728)        (303,372)

Provision for income taxes                                        -                -                -
                                                         ----------       ----------      -----------

Loss before extraordinary items                             (2,330)         (33,728)        (303,372)

Extraordinary items - gain on forgiveness of
debt, net of $0 taxes                                             -                -           91,231
Net Loss                                                 $  (2,330)       $ (33,728)      $ (212,141)


Loss per share                                           $        -       $   (0.22)


Weighted average shares outstanding*                      3,773,000          153,000
                                                         ----------       ----------

     * adjusted for 5 for 1 forward split



                       See Notes to Financial Statements.

                         TORCHMAIL COMMUNICATIONS, INC.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            From
                                                                                          inception
                                                          For the Three Months          (August 21,
                                                                 Ended                     1999)
                                                                June 30,                    to
                                                                                         June 30,
                                                          2002           2001             2002
                                                       ---------       ---------       -----------

Cash Flows from Operating Activities
   Net Loss                                              (2,330)       $(33,728)       $ (212,141)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Increase in accounts payable                        -               -            17,614
           Issuance of common stock for services               -          33,728            46,228
           Increase in related party payable               2,330               -            28,299
                                                       ---------       ---------       -----------
Net Cash Used in Operating Activities                          -               -         (120,000)
                                                       ---------       ---------       -----------


Cash flow from Investing Activities                            -               -                 -
                                                       ---------       ---------       -----------


Cash flow from Financing Activities
      Issuance of common stock for cash                        -               -           120,000
                                                       ---------       ---------       -----------
Net Cash Provided by Financing Activities                      -               -           120,000
                                                       ---------       ---------       -----------



Net Increase (Decrease) in Cash                                -               -                 -

Cash at Beginning of Period                                    -               -                 -
                                                       ---------       ---------       -----------

Cash at End of Period                                  $       -       $       -       $         -
                                                       ---------       ---------       -----------


Supplemental Disclosures
      Interest paid                                    $       -       $       -       $         -
      Income taxes paid                                        -               -                 -



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

          On March 17, 2002, the Company approved a 5-for-1 forward common stock split and on January 26, 2001, as part of the merger agreement between Torchmail and Erly, the Company completed a 1-for-100 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect these common stock splits in the accompanying consolidated financial statements.

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

The Company recently signed a letter of intent to merge with Virtual Interviews, Inc., a company in California. It is expected that this will be completed within the 2nd quarter of this fiscal year. Since the Company has no operations at present, its cash needs are minimal. The Company believes it can meet its cash needs for the foreseeable future from its current assets or from payments made in its behalf by Hudson Consulting Group, Inc.

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


                            PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this From 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of August, 2002.


Torchmail Communications, Inc.

   /s/ Rowan S. Campbell
 -------------------------------
 Rowan S. Campbell, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Torchmail Communications, Inc. (the" Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Rowan Campbell, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report complies with the requirements of section 13
                  (a) or 15 (d) of the Securities Exchange Act of 1934; and

                  (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



          /s/ Rowan S. Campbell
         ---------------------------------
         Rowan S. Campbell
         Sole Executive Officer
         August 12, 2002

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.          DESCRIPTION

3(i)              *                 Articles of Incorporation of Torchmail
                                    Communications, Inc.(Incorporated by
                                    reference from Form 14C filed 12/19/2000).

3(ii)             *                 Agreement of Merger of Erly Industries, Inc.
                                    into Torchmail Communications, Inc.
                                    (Incorporated by reference from Form 10-QSB filed August 1, 2001).

3(ii)             7                 Bylaws of the Company adopted on August 12,
                                    2002.

* Incorporated by reference from previous filings of the Company.

                                     BYLAWS
                     FOR THE REGULATION, EXCEPT AS OTHERWISE
              PROVIDED BY STATUTE OR ITS ARTICLES OF INCORPORATION,
                                       OF

                          TORCHMAIL COMMUNICATIONS, INC

                                    ARTICLE 1
                                     Offices

Section 1.01 -- Principal And Registered Office.

The principal and registered office for the transaction of the business of the Corporation is hereby fixed and located at: 268 West 400 South, Salt Lake City, Utah 84101. Corporation may have such other offices, either within or without the State of Delaware or the State of Utah as the Corporation's board of directors (the "Board") may designate or as the business of the Corporation may require from time to time.

Section 1.02 -- Other Offices.

Branch or subordinate offices may at any time be established by the Board at any place or places wherein the Corporation is qualified to do business.

                                    ARTICLE 2
                            Meetings of Shareholders

Section 2.01 -- Meeting Place.

All annual meetings of shareholders and all other meetings of shareholders shall be held either at the principal office or at any other place within or without the State of Delaware which may be designated either by the Board, pursuant to authority hereinafter granted, or by the written consent of all shareholders entitled to vote thereat, given either before or after the meeting and filed with the secretary of the Corporation.

Section 2.02 -- Annual Meetings.

A. The annual meetings of shareholders shall be held on the anniversary date of the date of incorporation at the hour of 2:00 o'clock p.m., commencing with the year these By-Laws are adopted, provided, however, that should the day of the annual meeting fall upon a legal holiday, then any such annual meeting of shareholders shall be held at the same time and place on the next business day thereafter which is not a legal holiday.

B. Written notice of each annual meeting signed by the president or vice president, or the secretary, or an assistant secretary, or by such other person or persons as the Board may designate, shall be given to each shareholder entitled to vote thereat, either personally or by mail or other means of written communication, charges prepaid, addressed to such shareholder at his address appearing on the books of the Corporation or given by him to the Corporation for the purpose of notice. If a shareholder gives no address, notice shall be deemed to have been given to him if sent by mail or other means of written communication addressed to the place where the principal office of the Corporation is situated, or if published at least once in some newspaper of general circulation in the county in which said office is located. All such notices shall be sent to each shareholder entitled thereto, or published, not less than ten (10) nor more than sixty (60) days before each annual meeting, and shall specify the place, the day and the hour of such meeting, and shall also state the purpose or purposes for which the meeting is called.

C. Failure to hold the annual meeting shall not constitute dissolution or forfeiture of the Corporation, and a special meeting of the shareholders may take the place thereof.

Section 2.03 -- Special Meetings.

Special meetings of the shareholders, for any purpose or purposes whatsoever, may be called at any time by the president or by the Board, or by one or more shareholders holding not less that ten percent (10%) of the voting power of the Corporation. Except in special cases where other express provision is made by statute, notice of such special meetings shall be given in the same manner as for annual meetings of shareholders. Notices of any special meeting shall specify in addition to the place, day and hour of such meeting, the purpose or purposes for which the meeting is called.

Section 2.04 -- Adjourned Meetings And Notice Thereof.

A. Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority of the shares, the holders of which are either present in person or represented by proxy thereat, but in the absence of a quorum, no other business may be transacted at any such meeting.

B. When any shareholders' meeting, either annual or special, is adjourned for thirty (30) days or more, notice of the adjourned meeting shall be given as in the case of an original meeting. Otherwise, it shall not be necessary to give any notice of an adjournment or of the business to be transacted at an adjourned meeting, other than by announcement at the meeting at which such adjournment is taken.

Section 2.05 -- Entry Of Notice.

Whenever any shareholder entitled to vote has been absent from any meeting of shareholders, whether annual or special, an entry in the minutes to the effect that notice has been duly given shall be conclusive and incontrovertible evidence that due notice of such meeting was given to such shareholder, as required by law and these bylaws.

Section 2.06 -- Voting.

At all annual and special meetings of shareholders, each shareholder entitled to vote thereat shall have one vote for each share of stock so held and represented at such meetings, either in person or by written proxy, unless the Corporation's articles of incorporation ("Articles") provide otherwise, in which event, the voting rights, powers and privileges prescribed in the Articles shall prevail. Voting for directors and, upon demand of any shareholder, upon any question at any meeting, shall be by ballot. If a quorum is present at a meeting of the shareholders, the vote of a majority of the shares represented at such meeting shall be sufficient to bind the corporation, unless otherwise provided by law or the Articles.

Section 2.07 -- Quorum.

The presence in person or by proxy of the holders of a majority of the shares entitled to vote at any meeting shall constitute a quorum for the transaction of business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

Section 2.08 -- Consent Of Absentees.

The transactions of any meeting of shareholders, either annual or special, however called and notice given thereof, shall be as valid as though done at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy, and if, either before of after the meeting, each of the shareholders entitled to vote, not present in person or by proxy, sign a written Waiver of Notice, or a consent to the holding of such meeting, or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of such meeting.

Section 2.09 -- Proxies.

Every person entitled to vote or execute consents shall have the right to do so either in person or by an agent or agents authorized by a written proxy executed by such person or his duly authorized agent and filed with the secretary of the Corporation; provided however, that no such proxy shall be valid after the expiration of eleven (11) months from the date of its execution, unless the shareholder executing it specifies therein the length of time for which such proxy is to continue in force, which in no case shall exceed seven (7) years from the date of its execution.

Section 2.10 -- Shareholder Action Without A Meeting.

Any action  required or permitted  to be taken at a meeting of the  shareholders may be taken without a meeting if a written consent thereto is signed by shareholders holding at least a majority of the voting power, except that if a different proportion of voting power is required for such an action at a meeting, then that proportion of written consents is required. In no instance where action is authorized by this written consent need a meeting of shareholders be called or notice given. The written consent must be filed with the proceedings of the shareholders.

                                    ARTICLE 3
                               Board of Directors

Section 3.01 -- Powers.

Subject to the limitations of the Articles, these bylaws, and the provisions of Delaware corporate law as to action to be authorized or approved by the shareholders, and subject to the duties of directors as prescribed by these bylaws, all corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be controlled by, the Board. Without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the directors shall have the following powers:

A. To select and remove all the other officers, agents and employees of the Corporation, prescribe such powers and duties for them as are not inconsistent with law, with the Articles, or these bylaws, fix their compensation, and require from them security for faithful service.

B. To conduct, manage and control the affairs and business of the Corporation, and to make such rules and regulations therefore not inconsistent with the law, the Articles, or these bylaws, as they may deem best.

C. To change the principal office for the transaction of the business if such change becomes necessary or useful; to fix and locate from time to time one or more subsidiary offices of the Corporation within or without the State of Delaware, as provided in Section 1.02 of Article 1 hereof; to designate any place within or without the State of Delaware for the holding of any shareholders' meeting or meetings; and to adopt, make and use a corporate seal, and to prescribe the forms of certificates of stock, and to alter the form of such seal and of such certificates from time to time, as in their judgment they may deem best, provided such seal and such certificates shall at all times comply with the provisions of law.

D. To authorize the issuance of shares of stock of the Corporation from time to time, upon such terms as may be lawful, in consideration of money paid, labor done or services actually rendered, debts or securities canceled, or tangible or intangible property actually received, or in the case of shares issued as a dividend, against amounts transferred from surplus to stated capital.

E. To borrow money and incur indebtedness for the purposes of the Corporation, and to cause to be executed and delivered therefore, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecation or other evidences of debt and securities therefore.

F. To appoint an executive committee and other committees and to delegate to the executive committee any of the powers and authority of the Board in management of the business and affairs of the Corporation, except the power to declare dividends and to adopt, amend or repeal bylaws. The executive committee shall be composed of one or more directors.

Section 3.02 -- Number And Qualification Of Directors.

The authorized number of directors of the Corporation shall not be less than one
(1) nor more than twelve (12).

Section 3.03 -- Election And Term Of Office.

The directors shall be elected at each annual meeting of shareholders, but if any such annual meeting is not held, or the directors are not elected thereat, the directors may be elected at any special meeting of shareholders. All directors shall hold office until their respective successors are elected.

Section 3.04 -- Vacancies.

A. Vacancies in the Board may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, and each director so elected or appointed shall hold office until his successor is elected at an annual or a special meeting of the shareholders.

B. A vacancy or vacancies in the Board shall be deemed to exist in case of the death, resignation or removal of any director, or if the authorized number of directors be increased, or if the shareholders fail at any annual or special meeting of shareholders at which any director or directors are elected to elect the full authorized number of directors to be voted for at that meeting.

C. The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors.

D. No reduction of the authorized number of directors shall have the effect of removing any director unless also authorized by a vote of the shareholders.

                                    ARTICLE 4
                       Meetings of the Board of Directors

Section 4.01 -- Place Of Meetings.

Regular meetings of the Board shall be held at any place within or without the State of Delaware which has been designated from time to time by resolution of the Board or by written consent of all members of the Board. In the absence of such designation, regular meetings shall be held at the principal office of the Corporation. Special meetings of the Board may be held either at a place so designated, or at the principal office. Failure to hold an annual meeting of the Board shall not constitute forfeiture or dissolution of the Corporation.

Section 4.02 -- Organization Meeting.

Immediately following each annual meeting of shareholders, the Board shall hold a regular meeting for the purpose of organization, election of officers, and the transaction of other business. Notice of such meeting is hereby dispensed with.

Section 4.03 -- Other Regular Meetings.

Other regular meetings of the Board shall be held, whether monthly or quarterly or by some other schedule, at a day and time as set by the president; provided however, that should the day of the meeting fall upon a legal holiday, then such meeting shall be held at the same time on the next business day thereafter which is not a legal holiday. Notice of all such regular meetings of the Board is hereby required.

Section 4.04 -- Special Meetings.

A. Special meetings of the Board may be called at any time for any purpose or purposes by the president, or, if he is absent or unable or refuses to act, by any vice president or by any two directors.

B. Written notice of the time and place of special meetings shall be delivered personally to each director or sent to each director by mail (including overnight delivery services such as Federal Express) or telegraph, charges prepaid, addressed to him at his address as it is shown upon the records of the Corporation, or if it is not shown upon such records or is not readily ascertainable, at the place in which the regular meetings of the directors are normally held. No such notice is valid unless delivered to the director to whom it was addressed at least twenty-four (24) hours prior to the time of the holding of the meeting. However, such mailing, telegraphing, or delivery as above provided herein shall constitute prima facie evidence that such director received proper and timely notice.

Section 4.05 -- Notice Of Adjournment.

Notice of the time and place of holding an adjourned meeting need not be given to absent directors, if the time and place be fixed at the meeting adjourned.

Section 4.06 -- Waiver Of Notice.

The transactions of any meeting of the Board, however called and noticed or wherever held, shall be as valid as though a meeting had been duly held after regular call and notice, if a quorum be present, and if, either before or after the meeting, each of the directors not present sign a written waiver of notice or a consent to holding such meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

Section 4.07 -- Quorum.

If the Corporation has only one director, then the presence of that one director constitutes a quorum. If the Corporation has only two directors, then the presence of both such directors is necessary to constitute a quorum. If the Corporation has three or more directors, then a majority of those directors shall be necessary to constitute a quorum for the transaction of business, except to adjourn as hereinafter provided. A director may be present at a meeting either in person or by telephone. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present, shall be regarded as the act of the Board, unless a greater number be required by law or by the Articles.

Section 4.08 -- Adjournment.

A quorum of the directors may adjourn any directors' meeting to meet again at a stated day and hour; provided however, that in the absence of a quorum, a majority of the directors present at any directors' meeting, either regular or special, may adjourn such meeting only until the time fixed for the next regular meeting of the Board.

Section 4.09 -- Fees And Compensation.

Directors shall not receive any stated salary for their services as directors, but by resolution of the Board, a fixed fee, with or without expenses of attendance, may be allowed for attendance at each meeting. Nothing stated herein shall be construed to preclude any director from serving the Corporation in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation therefore.

Section 4.10 -- Action Without A Meeting.

Any action required or permitted to be taken at a meeting of the Board, or a committee thereof, may be taken without a meeting if, before or after the action, a written consent thereto is signed by all the members of the Board or of the committee. The written consent must be filed with the proceedings of the Board or committee.

                                    ARTICLE 5
                                    Officers

Section 5.01 -- Executive Officers.

The executive officers of the Corporation shall be a president, a secretary, and a treasurer/chief financial officer. The corporation may also have, at the direction of the Board, a chairman of the Board, one or more vice presidents, one or more assistant secretaries, one or more assistant treasurers, and such other officers as may be appointed in accordance with the provisions of Section
5.03 of this Article. Officers other than the president and the chairman of the board need not be directors. Any one person may hold two or more offices, unless otherwise prohibited by the Articles or by law.

Section 5.02 -- Appointment.

The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Sections 5.03 and 5.05 of this Article, shall be appointed by the Board, and each shall hold his office until he resigns or is removed or otherwise disqualified to serve, or his successor is appointed and qualified.

Section 5.03 -- Subordinate Officers.

The Board may appoint such other officers as the business of the Corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in these bylaws or as the Board may from time to time determine.

Section 5.04 -- Removal And Resignation.

A. Any officer may be removed, either with or without cause, by a majority of the directors at the time in office, at any regular or special meeting of the Board.

B. Any officer may resign at any time by giving written notice to the Board or to the president or secretary. Any such resignation shall take effect on the date such notice is received or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 5.05 -- Vacancies.

A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to such office.

Section 5.06 -- Chairman Of The Board.

The Chairman of the Board, if there be such an officer, shall, if present, preside at all meetings of the Board, and exercise and perform such other powers and duties as may be from time to time assigned to him by the Board or prescribed by these bylaws.

Section 5.07 -- President.

Subject to such supervisory powers, if any, as may be given by the Board to the Chairman of the Board (if there be such an officer), the president shall be the chief executive officer of the Corporation and shall, subject to the control of the Board, have general supervision, direction and control of the business and officers of the Corporation. He shall preside at all meetings of the shareholders and, in the absence of the Chairman of the Board, or if there be none, at all meetings of the Board. He shall be an ex-officio member of all the standing committees, including the executive committee, if any, and shall have the general powers and duties of management usually vested in the office of president of a corporation, and shall have such other powers and duties as may be prescribed by the Board or these bylaws.

Section 5.08 -- Vice President.

In the absence or disability of the president, the vice presidents, in order of their rank as fixed by the Board, or if not ranked, the vice president designated by the Board, shall perform all the duties of the president and when so acting shall have all the powers of, and be subject to all the restrictions upon, the president. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board or these bylaws.

Section 5.09 -- Secretary.

A. The secretary shall keep, or cause to be kept, at the principal office or such other place as the Board may direct, a book of (i) minutes of all meetings of directors and shareholders, with the time and place of holding, whether regular or special, and if special, how authorized, the notice thereof given, the names of those present and absent at directors' meetings, the number of shares present or represented at shareholders' meetings, and the proceedings thereof; and (ii) any waivers, consents, or approvals authorized to be given by law or these bylaws.

B. The secretary shall keep, or cause to be kept, at the principal office, a share register, or a duplicate share register, showing (i) the name of each shareholder and his or her address; (ii) the number and class or classes of shares held by each, and the number and date of certificates issued for the same; and (iii) the number and date of cancellation of every certificate surrendered for cancellation.

C. The secretary shall give, or cause to be given, notice of all the meetings of the shareholders and of the Board required by these bylaws or by law to be given, and he shall keep the seal of the Corporation, if any, in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board or these bylaws.

Section 5.10 -- Treasurer/Chief Financial Officer.

A. The treasurer/chief financial officer shall keep and maintain, or cause to be kept and maintained, adequate and correct accounts of the properties and business transactions of the Corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, surplus and shares. Any surplus, including earned surplus, paid-in surplus and surplus arising from a reduction of stated capital, shall be classified according to source and shown in a separate account. The books of account shall at all times be open to inspection by any director.

B. The treasurer/chief financial officer shall deposit all monies and other valuables in the name and to the credit of the Corporation with such depositaries as may be designated by the Board. He shall disburse the funds of the Corporation as may be ordered by the Board, shall render to the president and directors, whenever they request it, an account of all of his transactions as treasurer and of the financial condition of the Corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board or these bylaws.

                                    ARTICLE 6
                                  Miscellaneous

Section 6.01 -- Record Date And Closing Stock Books.

The Board may fix a time in the future, for the payment of any dividend or distribution, or for the allotment of rights, or when any change or conversion or exchange of shares shall go into effect, as a record date for the determination of the shareholders entitled to notice of and to vote at any such meeting, or entitled to receive any such dividend or distribution, or any such allotment of rights, or to exercise the rights in respect to any such change, conversion or exchange of shares, and in such case only shareholders of record on the date so fixed shall be entitled to notice of and to vote at such meetings, or to receive such dividend, distribution or allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any shares on the books of the Corporation after any record date fixed as herein set forth. The Board may close the books of the Corporation against transfers of shares during the whole, or any part, of any such period.

Section 6.02 -- Inspection Of Corporate Records.

The share register or duplicate share register, the books of account, and records of proceedings of the shareholders and directors shall be open to inspection upon the written demand of any shareholder or the holder of a voting trust certificate, at any reasonable time, and for a purpose reasonably related to his interests as a shareholder or as the holder of a voting trust certificate, and shall be exhibited at any time when required by the demand of ten percent (10%) of the shares represented at any shareholders' meeting. Such inspection may be made in person or by an agent or attorney, and shall include the right to make extracts. Demand of inspection other than at a shareholders' meeting shall be made in writing upon the president, secretary, or assistant secretary, and shall state the reason for which inspection is requested.

Section 6.03 -- Checks, Drafts, Etc.

All checks, drafts or other orders for payment of money, notes or other evidences of indebtedness, issued in the name of or payable to the Corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board.

Section 6.04 -- Annual Report.

The Board shall cause to be sent to the shareholders not later than one hundred twenty (120) days after the close of the fiscal or calendar year an annual report.

Section 6.05 -- Contracts: How Executed.

The Board, except as otherwise provided in these bylaws, may authorize any officer, officers, agent, or agents, to enter into any contract, deed or lease, or execute any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances; and unless so authorized by the Board, no officer, agent, or employee shall have any power or authority to bind the Corporation by any contract or engagement or to pledge its credit or render it liable for any purpose or for any amount.

Section 6.06 -- Certificates Of Stock.

A certificate or certificates for shares of the capital stock of the Corporation shall be issued to each shareholder when any such shares are fully paid up. All such certificates shall be signed by the president or a vice president and the secretary or an assistant secretary, or be authenticated by facsimiles of the signature of the president and secretary or by a facsimile of the signatures of the president and the written signature of the secretary or an assistant secretary. Every certificate authenticated by a facsimile of a signature must be countersigned by a transfer agent or transfer clerk.

Section 6.07 -- Representations Of Shares Of Other Corporations.

The president or any vice president and the secretary or assistant secretary of this Corporation are authorized to vote, represent, and exercise on behalf of this Corporation, all rights incident to any and all shares of any other corporation or corporations standing in the name of this Corporation. The authority herein granted to said officers to vote or represent on behalf of this Corporation or corporations may be exercised either by such officers in person or by any person authorized so to do by proxy or power of attorney duly executed by said officers.

Section 6.08 -- Inspection Of Bylaws.

The Corporation shall keep in its principal office for the transaction of business the original or a copy of these bylaws, as amended or otherwise altered to date, certified by the secretary, which shall be open to inspection by the shareholders at all reasonable times during office hours.

Section 6.09 -- Indemnification.

A. The Corporation shall indemnify its officers and directors for any liability including reasonable costs of defense arising out of any act or omission of any officer or director on behalf of the Corporation to the full extent allowed by the laws of the State of Delaware, if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful.

B. Any indemnification under this section (unless ordered by a court) shall be make by the corporation only as authorized in the specific case upon a determination that indemnification of the director or officer is proper in the circumstances because the officer or director has met the applicable standard of conduct. Such determination shall be made by the board of directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or, regardless of whether or not such a quorum is obtainable and a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or by the stockholders.

                                    ARTICLE 7
                                   Amendments

Section 7.01 -- Power Of Shareholders.

New bylaws may be adopted, or these bylaws may be amended or repealed, by the affirmative vote of the shareholders collectively having a majority of the voting power or by the written assent of such shareholders.

Section 7.02 -- Power Of Directors.

Subject to the rights of the shareholders as provided in Section 7.01 of this Article, bylaws other than a bylaw, or amendment thereof, changing the authorized number of directors, may also be adopted, amended, or repealed by the Board.

                                   Certificate

The undersigned does hereby certify that the undersigned is the President of the Corporation as named at the outset in these bylaws, a corporation duly organized and existing under and by virtue of the laws of the State of Delaware; that the above and foregoing bylaws of said corporation were duly and regularly adopted as such by the board of directors of the Corporation at a meeting of said Board, which was duly held on the 12th day of August, 2002, that the above and foregoing bylaws are now in full force and effect.

         DATED this 12th day of August, 2002.


           /s/ Rowan S. Campbell
         ---------------------------------------------
         Rowan S. Campbell, President & Director