Form 10QSB
period 2002-09-30
TORCHMAIL COMMUNICATIONS INC
filed 2002-11-14
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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





               2899 Agoura Road, #168, Westlake Village, CA 91361
         ---------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (818) 991-6020
                           (Issuer's telephone number)


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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 5, 2002 was 12,909,543


                                                 TABLE OF CONTENTS

                                          PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................4


                                            PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS........................................................................................6

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................6

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .........................................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................6

ITEM 5.  OTHER INFORMATION........................................................................................6

ITEM 6  INDEX TO EXHIBITS.........................................................................................7

SIGNATURES........................................................................................................9












                                  [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]





ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Torchmail Communications, Inc., a Delaware corporation, its consolidated entities, and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the period from inception, August 21, 1999, through September 30, 2002, are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.



































                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]








                                           INDEX TO FINANCIAL STATEMENTS
                                                                                                           PAGE


Condensed Unaudited Balance Sheet...............................................................................F-2

Statements of Unaudited Condensed Operations....................................................................F-3

Statements of Unaudited Condensed Cash Flows....................................................................F-4

Notes to Unaudited Financial Statements.........................................................................F-5






































                                          TORCHMAIL COMMUNICATIONS, INC.
                                           (A Development Stage Company)
                                         UNAUDITED CONDENSED BALANCE SHEET
                                                September 30, 2002



                                                                                                 Unaudited
                                                                                                 September
                                                                                                  30, 2002
                                                                                             ------------------
    ASSETS

     CURRENT ASSETS
            Cash                                                                                              -
            Investments, available for sale                                               $              12,500
                                                                                             ------------------
     Total Current Assets                                                                                12,500

    TOTAL ASSETS                                                                          $              12,500
                                                                                             ------------------

                                                                                             ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                                                                  17,964
       Related party payable                                                                             21,332
                                                                                            -------------------
Total Current Liabilities                                                                                39,296

TOTAL LIABILITIES                                                                         $              39,296
                                                                                            -------------------

                                                                                            -------------------

SHAREHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.001 par value, 10,000,000 shares authorized;
            issued and outstanding -0- shares                                                                 -
       Common stock, $0.001 par value, 200,000,000 shares authorized,
            3,773,375 shares issued and outstanding                                                       3,773
       Additional Paid in Capital                                                                       181,922
       Deficit accumulated during the development stage                                               (212,491)
                                                                                            -------------------
       Total Stockholders' Equity (Deficit)                                                            (26,796)
                                                                                            -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY( DEFICIT)                                      $              12,500
                                                                                            -------------------






                                        See Notes To Financial Statements.






                                          TORCHMAIL COMMUNICATIONS, INC.
                                           (A Development Stage Company)
                                        UNAUDITED STATEMENTS OF OPERATIONS



                                                                                                                 From inception
                                            For the three months                For the six months                 (August 21,
                                                    ended                              ended                          1999)
                                                September 30,                      September 30,                        to
                                                                                                                  September 30,
                                            2002             2001              2002              2001                 2002
                                        -------------    ------------ --- --------------     ------------      -------------------

Sales                                $              -               -                  -                -                        -
General and Administrative Expenses               350          43,371              2,680           77,099                  505,433
                                        -------------    ------------ --- --------------     ------------      -------------------
      Loss From Operations                      (350)        (43,371)            (2,680)         (77,099)                (505,433)
                                        -------------    ------------ --- --------------     ------------      -------------------

Other Income
Refund of funds previously expended                 -               -                  -                -                  194,382
Interest income                                     -               -                  -                -                    7,329
                                        -------------    ------------ --- --------------     ------------      -------------------
     Total Other Income                             -               -                  -                -                  201,711
                                        -------------    ------------ --- --------------     ------------      -------------------

Loss before taxes and extraordinary
items                                           (350)        (43,371)            (2,680)         (77,099)                (303,722)

Provision for income taxes                          -               -                  -                -                        -
                                        -------------    ------------ --- --------------     ------------      -------------------

Loss before extraordinary items                 (350)        (43,371)            (2,680)         (77,099)                (303,722)

Extraordinary items - gain on
forgiveness of debt, net of $0 taxes                -               -                  -                -                   91,231
Net Loss                             $          (350)        (43,371)            (2,680)         (77,099)                (212,491)


Loss per share                       $           0.00          (0.06)               0.00            (.17)


Weighted average shares outstanding*        3,773,000         730,000          3,773,000          441,500
                                        -------------    ------------ --- --------------     ------------

     * adjusted for 5 for 1 forward split



                                        See Notes to Financial Statements.










                                          TORCHMAIL COMMUNICATIONS, INC.
                                           (A Development Stage Company)
                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                                 From
                                                                                                               inception
                                                                                                              (August 21,
                                                                     For the Six Months Ended                    1999)
                                                                           September 30,                          to
                                                                                       September
                                                                                          30,
                                                                    2002                 2001                    2002
                                                                -------------       ---------------       -------------------

Cash Flows from Operating Activities
   Net Loss                                                           (2,680)              (77,099)                 (212,491)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Increase in accounts payable                                   350                25,835                    17,964
           Issuance of common stock for services                            -                46,228                    46,228
           Increase in related party payable                            2,330                 5,036                    28,299
                                                                -------------       ---------------       -------------------
Net Cash Used in Operating Activities                                       -                     -                 (120,000)
                                                                -------------       ---------------       -------------------


Cash flow from Investing Activities                                         -                     -                         -
                                                                -------------       ---------------       -------------------


Cash flow from Financing Activities
      Issuance of common stock for cash                                     -                     -                   120,000
                                                                -------------       ---------------       -------------------
Net Cash Provided by Financing Activities                                   -                     -                   120,000
                                                                -------------       ---------------       -------------------



Net Increase (Decrease) in Cash                                             -                     -                         -

Cash at Beginning of Period                                                 -                     -                         -
                                                                -------------       ---------------       -------------------

Cash at End of Period                                         $             -                     -                         -
                                                                -------------       ---------------       -------------------


Supplemental Disclosures
      Interest paid                                           $             -                     -                         -
      Income taxes paid                                                     -                     -                         -



                                        See Notes to Financial Statements.















                                          TORCHMAIL COMMUNICATIONS, INC.
                                           (A Development Stage Company)
                                    Notes to the Unaudited Financial Statements
                                                September 30, 2002

NOTE 1 - PRELIMINARY NOTE

         The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the periods included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10- KSB for the period ended March 31, 2002.

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

NOTE 4 - SUBSEQUENT EVENTS

         On October 18, 2002, the Company consummated the acquisition of one hundred percent (100%) of the outstanding common stock of Virtual
         Interviews, a Nevada corporation ("VI"). This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition.

         The terms and conditions of the acquisition of VI were contained in a Stock Purchase Agreement and Plan of Reorganization dated as of August
         27, 2002 (the "Acquisition Agreement"), entered into by the Company and the shareholders of VI. At the effective date of the Acquisition (the
         "Effective Date"), the Company issued 9,384,543 shares of its common stock to the shareholders of VI in exchange for the 9,384,543 shares of common stock of VI outstanding at the Effective Date, based upon an exchange ratio of one share of Company Stock for every one share of VI's common stock issued and outstanding at the Effective Date.






         In addition, as part of the consideration for the acquisition, the Company assumed the obligations of certain VI shareholders to Hudson
         Consulting Group, Inc. ("Hudson"), a shareholder of the Company, pursuant to a Two Hundred Thousand Dollar ($200,000) note payable to Hudson (the "Note Payable"). The Note Payable represents payments due to Hudson by Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan,
         David Cronshaw, Interactive Ideas Consulting Group, Jonathan Thomas and
         Phillip Crawford, all former shareholders of VI with the exception of Isaac P. Simmons and Kathryn A. Christmann (the "Purchasers") pursuant to Purchasers' acquisition of Two Million Eight Hundred Eleven Thousand
         Nine Hundred (2,811,900) shares of the Company's common stock, representing 79.8% of all issued and outstanding common stock of the Company, pursuant to a Stock Purchase Agreement entered into between Purchasers and Hudson. Payment of the Note Payable is secured by a Stock Pledge Agreement for two-thirds of the shares transferred to Purchasers and two- thirds of the 9,384,543 shares of the Company's common stock issued to the VI shareholders (including the Purchasers) in the VI acquisition referenced above. The Note Payable calls for payments of $100,000 on or before the 120th day following the closing of the Hudson stock purchase (the "Closing") and $100,000 on or before the 180th day following the Closing.

          As provided in the Acquisition Agreement all but one of the Company's
         Directors resigned at the Effective Date, and four VI Directors and shareholders, Catherine Thompson (who also serves as VI's Chief
         Financial Officer), Gerard Nolan (who also serves as Chief Executive
         Officer of VI), David Cronshaw and Michael Avatar, were elected to serve on the Company's Board of Directors. Mr. Nolan was also elected to serve as President and Chief Executive Officer of the Company, and each of the executive officers of VI were elected as executive officers of the Company.







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION
27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT
OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS,
BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS
"EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE
FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL
FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION
AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE
HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS
QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE
AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER
MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.


Plan of Operations

As used herein the term "Company" refers to Torchmail Communications, Inc., a Delaware corporation, its consolidated entities, and its predecessors, unless the context indicates otherwise. The Company emerged from bankruptcy on August
21, 1999 as Erly Industries, Inc. The Company's business plan during the quater was to acquire operations through an acquisition, merger or to begin its own start-up business.

On October 18, 2002, the Company consummated the acquisition of one hundred percent (100%) of the outstanding common stock of Virtual Interviews, a Nevada corporation ("VI"). This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition.

 The terms and conditions of the acquisition of VI were contained in a Stock
Purchase Agreement and Plan of Reorganization dated as of August 27, 2002 (the
"Acquisition Agreement"), entered into by the Company and the shareholders of
VI. At the effective date of the Acquisition (the "Effective Date"), the Company issued 9,384,543 shares of its common stock to the shareholders of VI in exchange for the 9,384,543 shares of common stock of VI outstanding at the Effective Date, based upon an exchange ratio of one share of Company Stock for every one share of VI's common stock issued and outstanding at the Effective
Date.

 In addition, as part of the consideration for the acquisition, the Company assumed the obligations of certain VI shareholders to Hudson Consulting Group, Inc. ("Hudson"), a shareholder of the Company, pursuant to a $200,000 note payable to Hudson (the "Note Payable"). The Note Payable represents payments due to Hudson by Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David
Cronshaw, Interactive Ideas Consulting Group, Jonathan Thomas and Phillip
Crawford, all former shareholders of VI with the exception of Isaac P. Simmons and Kathryn A. Christmann (the "Purchasers") pursuant to Purchasers' acquisition of 2,811,900 shares of the Company's common stock, representing 79.8% of all issued and outstanding common stock of the Company, pursuant to a Stock Purchase
Agreement entered into between Purchasers and Hudson. Payment of the Note
Payable is secured by a Stock Pledge Agreement for two-thirds of the shares transferred to Purchasers and two-thirds of the 9,384,543 shares of the Company's common stock issued to the VI shareholders (including the Purchasers) in the VI acquisition referenced above. The Note Payable calls for payments of $100,000 on or before the 120th day following the closing of the Hudson stock purchase (the "Closing") and $100,000 on or before the 180th day following the Closing.

 As provided in the Acquisition Agreement all but one of the Company's Directors resigned at the Effective Date, and four VI Directors and shareholders, Catherine Thompson (who also serves as VI's Chief Financial Officer), Gerard
Nolan (who also serves as Chief Executive Officer of VI), David Cronshaw and
Michael Avatar, were elected to serve on the Company's Board of Directors. Mr.
Nolan was also elected to serve as President and Chief Executive Officer of the Company, and each of the executive officers of VI were elected as executive officers of the Company.

CONTROLS AND PROCEDURES
On November 13, 2002, management concluded its evaluation of the effectiveness of the company's disclosure controls and procedures. As of that date, the Company's Chief Executive Officer and Chief Financial Officer concluded that the
Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive
Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.










                                             PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.







ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


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

99.                                 Certification

 Incorporated by reference from previous filings of the Company.





















                                                         SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2002.


         TORCHMAIL COMMUNICATIONS, INC.



         /s/ Gerard Nolan                                      November 14, 2002
         -----------------------------------------------------------------------
         Gerard Nolan, President CEO
         President CEO


         /s/ Catherine Ann Thompson                            November 14, 2002
         -----------------------------------------------------------------------
         Catherine Ann Thompson, Vice-President CEO
         CFO









                                  CERTIFICATION

                  I, Catherine Thompson, certify that:

               1. I have reviewed this quarterly report on Form 1
         QSB of Torchmail Communications, Inc.;

                 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4. The registrant's other certifying officers and are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
         13a - 14 and 15d - 14) for the registrant and we have:

                    a. designed such disclosure controls and
                  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                      b. evaluated the effectiveness of the
                  registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c. presented in this quarterly report our
                  conclusions about the effectiveness of the disclosure
                  controls and procedures based on our evaluation as of the Evaluation Date;

                5. The registrant's other certifying officers and have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a. All significant deficiencies in the
                  design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b. Any fraud, whether or not material,
                  that involves management or other employees who have a significant role in the registrant's internal controls; and


                6. The registrant's other certifying officers and have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: November 13, 2002


                                                    /s/ Catherine Ann Thompson I
                                                     Catherine Ann Thompson
                                                     Chief Financial Officer





                                  CERTIFICATION

                  I, Gerard Nolan, certify that:

               1. I have reviewed this quarterly report on Form 1
         QSB of Torchmail Communications, Inc.;

                 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4. The registrant's other certifying officers and are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
         13a - 14 and 15d - 14) for the registrant and we have:

                    a. designed such disclosure controls and
                  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                      b. evaluated the effectiveness of the
                  registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c. presented in this quarterly report our
                  conclusions about the effectiveness of the disclosure
                  controls and procedures based on our evaluation as of the Evaluation Date;

                5. The registrant's other certifying officers and have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a. All significant deficiencies in the
                  design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b. Any fraud, whether or not material,
                  that involves management or other employees who have a significant role in the registrant's internal controls; and


                6. The registrant's other certifying officers and have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: November 13, 2002


                                                         /s/ Gerard Nolan I
                                                     Gerard Nolan
                                                     Chief Executive Officer



