Form 10QSB
period 2002-12-31
OHANA ENTERPRISES
filed 2003-02-25
CIK 30966

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-QSB

      [X] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ending
          December 31, 2002

      [ ] Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ____ to ____

                        Commission file number: 001-07894


          OHANA ENTERPRISES, INC. (FKA TORCHMAIL COMMUNICATIONS, INC.)
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

            Delaware                 001-07894            95-2312900
            --------                 ---------            ----------
 (State or Other Jurisdiction       (Commission         (IRS Employer
       of Incorporation)              File No.)       Identification No.)


               2899 Agoura Road, #168, Westlake Village, CA 91361
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

                                 (818) 991-6020
               --------------------------------------------------
               Registrant's telephone number, including area code

================================================================================


Check whether the issuer: (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ___   No _X_


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of January 31, 2003 was 13,707,918



                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION



                  PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES



ITEM 1.        FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Ohana Enterprises, Inc., a Delaware corporation, its consolidated entities, and predecessors, unless otherwise indicated. Unaudited, consolidated interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.



                         INDEX TO FINANCIAL STATEMENTS



Unaudited Condensed Consolidated Balance Sheet.........................F-1

Unaudited Statements of Consolidated Operations........................F-2

Unaudited Statements of Consolidated Cash Flows........................F-3

Notes to Unaudited Financial Statements................................F-4




                            OHANA ENTERPRISES, INC.
                         ( A Development Stage Company)
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               December 31, 2002


                                                                                  Unaudited
                                                                                 December 31,
                                                                                     2002

ASSETS

   CURRENT ASSETS
          Cash & Cash Equivalents                                                          -
          Other Current Assets                                                 $       8,333
   Total Current Assets                                                                8,333
                                                                                   ---------
   ACQUISITION OF ASSET                                                              217,964
                                                                                   ---------
TOTAL ASSETS                                                                   $     226,297
                                                                                   =========
LIABILITIES AND SHAREHOLDER'S DEFICIT

   CURRENT LIABILITIES
          Accounts Payable                                                     $      50,207
          Related Party Payables                                                     133,206
          Short Term Note Payable                                                    200,000
                                                                                   ---------
   Total Current Liabilities                                                         383,413
                                                                                   ---------
   TOTAL LIABILITIES                                                                 383,413
                                                                                   ---------
   SHAREHOLDER'S DEFICIT
           Preferred Stock, $.001 par value, 10,000,000 shares authorized;
                  issued and outstanding -0- shares                                        -
           Common Stock, $.001 par value, 200,000,000 shares authorized;
                 13,707,918 shares issued and outstanding                             15,823
           Additional Paid in Capital                                                110,520
           Accumulated Deficit during the development stage                         (283,459)
                                                                                   ---------
    Total Stockholder's Deficit                                                     (157,116)
                                                                                   ---------
TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT                                    $     226,297
                                                                                   =========
                    See Notes to Financial Statements.




                            OHANA ENTERPRISES, INC.
                         ( A Development Stage Company)
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the Three Months                For the Nine Months
                                                                 Ended                               Ended
                                                              December 31,                        December 31,

                                                          2002             2001               2002           2001
                                                     ----------         --------          ---------        -------
OPERATING EXPENSES

   General and Administrative Expenses               $  134,355           10,439            217,472         88,875
   Sales and Marketing Expenses                          14,210                -             14,490              -
   Technology Expenses                                   27,777                -             35,734              -

TOTAL OPERATING EXPENSES                                176,342           10,439            267,696         88,875
                                                     ----------         --------          ---------        -------
LOSS FROM OPERATIONS                                   (176,342)         (10,439)          (267,696)       (88,875)
                                                     ----------         --------          ---------        -------
INTEREST INCOME (EXPENSE)                                     -             (252)                 -           (252)

PROVISION FOR INCOME TAXES                                    -                -                  -              -
                                                     ----------         --------          ---------        -------
NET LOSS                                               (176,342)         (10,691)          (267,696)       (89,127)
                                                     ----------         --------          ---------        -------

Loss per common share - basic & diluted              $  (0.0152)       $ (0.0142)        $  (0.0419)     $ (0.1511)

Weighted Average Common Shares - basic & diluted     11,602,622          755,000          6,392,614        590,000


         See Notes to Financial Statements.





                            OHANA ENTERPRISES, INC.
                         ( A Development Stage Company)
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Nine Months
                                                                   Ended
                                                                December 31,

                                                           2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES                     --------        -------
     Net Income (Loss)                                  $(267,696)      $(89,127)
     Adjustments to reconcile Net Income (Loss) to
       net cash used in operating activities:
            Issuance of Common Stock for Services         122,543         46,228
            Increase (decrease) in:
                 Current Assets                             5,517
                 Accounts Payable                          30,109         24,692
                 Related Party Payables                   103,375         18,207
NET CASH FLOW FROM OPERATING ACTIVITIES                  --------        -------
                                                           (6,152)             -
CASH FLOWS FROM INVESTING ACTIVITIES                     --------        -------
            Increase in Assets from Acquisition
            Equity Adjustments from Consolidation        (217,964)             -
NET CASH FLOW FROM INVESTING ACTIVITIES                    24,116
                                                         --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES                     (193,848)             -
            Increase in Notes Payable                    --------        -------
NET CASH FLOW FROM FINANCING ACTIVITIES
                                                          200,000
NET INCREASE (DECREASE) IN CASH                          --------        -------
                                                          200,000
CASH, BEGINNING OF PERIOD                                --------        -------
                                                                -              -
CASH, END OF PERIOD
                                                                -              -
                                                         --------        -------
Supplemental Disclosures:                               $       -      $       -
             Interest Paid                               --------        -------

           See Notes to Financial Statements.
                                                        $       -      $     252
</table>                                                 --------        -------




                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. - PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the periods included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2002.

NOTE 2. - BASIS OF PRESENTATION

     Ohana Enterprises, Inc., ("Ohana" or the "Company"), is the parent company of its wholly owned subsidiary, Visual Interviews, Inc. Visual Interviews provides services and products within the market segment of human resource professional services and outsourcing.

          On October 18, 2002, Virtual Interviews was acquired by Torchmail Communications, Inc. Subsequent to the acquisition, Torchmail Communications, Inc. changed its name to Ohana Enterprises, Inc. and Virtual Interviews changed its name to Visual Interviews, Inc.

     In the opinion of management, the accompanying financial statements reflect all adjustments consisting of normal recurring accruals and one time adjustments discussed below necessary to present fairly the financial position as of December 31, 2002 and the results of its operations for the three and nine month periods ended December 31, 2002 and 2001. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

     The results of operations for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2003. The accompanying financial statements should be read in conjunction with the more detailed financial statements for the year ended March 31, 2002, and the related footnotes thereto, filed with the Torchmail Communications, Inc. Information Statement pursuant to
Section 14(c)of the Securities and Exchange Act of 1934.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

NOTE 4. - LIQUIDITY AND GOING CONCERN

     The Company incurred losses for the nine months ended December 31, 2002, of $267,696 and used cash in operations of $6,152 for the nine months ended December 31, 2002. Furthermore, at December 31, 2002 the Company had negative working capital of $375,080 and a stockholders' deficit of $157,116. As a result of the Company's financial position and results of operations as of March 31, 2002, the Company's certified public accountants expressed substantial doubt about the Company's ability to continue as a going concern in their report on the March 31, 2002 financial statements of the Company.

     The Company is a development stage company and it cannot be assured that the results of operations will be sufficient to sustain its operations. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is pursuing additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional financing or implement its business plan and generate sufficient cash flows from operations, it may have to curtail operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 5. - ACQUISITION OF VIRTUAL INTERVIEWS

     On October 18, 2002, Torchmail Communications, Inc. consummated the acquisition of one hundred percent (100%) of the outstanding common stock of Virtual Interviews, a Nevada corporation ("VI") in exchange for the issuance of an aggregate of 9,384,543 shares of the Company's common stock to the former VI shareholders. This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition.

     As part of the consideration for the acquisition, the Company assumed the obligations of certain VI shareholders to Hudson Consulting Group, Inc. ("Hudson"), a shareholder of the Company, pursuant to a $200,000 note payable to Hudson (the "Note Payable"). The Note Payable represents payments due to Hudson by Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas Consulting Group, Jonathan Thomas and Phillip Crawford, all former shareholders of VI (the "Purchasers") pursuant to the Purchasers' acquisition of 2,811,900 shares of the Company's common stock representing 79.8% of all then- issued and outstanding common stock of the Company. The Purchasers acquired the shares pursuant to a Stock Purchase Agreement entered into between Purchasers and Hudson. Payment of the Note Payable is secured by a Stock Pledge Agreement for two-thirds of the shares transferred to Purchasers and two-thirds of the 9,384,543 shares of the Company's common stock issued to the VI shareholders (including the Purchasers) in the acquisition of VI referenced above. The Note Payable calls for a payment of $100,000 on or before the 120th day following the closing of the Hudson stock purchase (the "Closing") and an additional payment of $100,000 on or before the 180th day following the Closing.

     After the Closing, the former VI shareholders owned an aggregate of 12,196,443 shares, or 93.39%, of the Company's common stock.

     As provided in the Acquisition Agreement, all but one of the Company's Directors resigned at the Effective Date, and four VI Directors and shareholders, Catherine Thompson (who also serves as VI's Chief Financial Officer), Gerard Nolan (who also serves as VI's Chief Executive Officer), David Cronshaw and Michael Avatar, were elected to serve on the Company's Board of Directors. Mr. Nolan was also elected to serve as President and Chief Executive Officer of the Company, and each of the executive officers of VI were elected as executive officers of the Company.

     For accounting purposes, the acquisition was recorded as a purchase business combination with Ohana Enterprises as the nominal acquirer and Visual Interviews as the nominal acquiree. For financial reporting purposes the retained deficit of the acquiree is carried forward in the equity section of the consolidated balance sheet.

NOTE 6. - SUPPLEMENTAL CASH FLOW INFORMATION

     The Company issued 800,000 shares of common stock in lieu of cash to outside consultants for consulting services performed through January 31, 2003. The resulting expense to the Company was $50,000; $8,333 is prepaid for the month of January 2003.

     Additionally, the Board of Directors has approved the issuance of 1,000,000 shares to management for consulting services performed through December 31, 2002. These shares have not yet been issued. The resulting expense to the Company was $100,000.


NOTE 7. - CURRENT LIABILITIES

ACCOUNTS PAYABLE

     As of December 31, 2002, the Company owes $ 50,207 in accounts payable. This includes $17,500 carried on the books for an obsolete debt accrued for Postlewaite & Netterville Accounting incurred during the ERLY Industries bankruptcy. Hudson Consulting has indemnified Purchasers against this amount. Other balances outstanding include $26,189.50 owed to Silicon Valley Law Group and $ 2,953.44 owed to Jones Simkins LLP for Professional Services rendered.

RELATED PARTY PAYABLES

     As of December 31, 2002, the Company owes $ 100,000 in accrued liabilities for consulting services rendered by management. The entire amount of $100,000 is payable in the Company's common stock according to contract. The number of common shares to be issued will be 1,000,000. The effect on the financials will be an increase in common stock, par value $ .001, of $ 1,000 and an increase in additional paid-in-capital of $ 99,000.

     The Company also owes a total of $33,206 to management and consultants as reimbursement for expenses incurred during the development phase of operations. These are non-interest bearing obligations of the Company.


SHORT TERM NOTES PAYABLE

     The Company assumed the obligations of certain VI shareholders to Hudson Consulting Group, Inc.("Hudson"), a shareholder of the Company, pursuant to a $200,000 note payable to Hudson (the "Note Payable"). The Note Payable calls for a payment of $100,000 on or before the 120th day following the closing of the Hudson stock purchase (the "Closing") and an additional payment of $100,000 on or before the 180th day following the Closing. The full balance of the $200,000 is outstanding as of December 31, 2002.


NOTE 8. - STOCKHOLDERS' EQUITY

SOURCES

As of December 31, 2002, sources of equity are as follows:

     9,384,543    Shares issued to VI shareholders pursuant to the Stock
                  Purchase Agreement and Plan of Reorganization by and between Torchmail Communications, Inc. and the shareholders of VI.

     2,811,900    Shares Purchased from Hudson Consulting Group, Inc.

       400,000 Shares retained by Hudson Consulting Group Inc. and prior management of Torchmail Communications, Inc.

       311,475 Shares in public float as of December 31, 2002 according to Standard Registrar and Transfer Company, Inc.

       800,000    Shares issued to outside consultants

     13,707,918   Total Shares Issued and Outstanding


NOTE 9. - EARNINGS PER SHARE

     The following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

Three Months Ended December 31,                          2002           2001
================================================================================

Numerator:
  Numerator for diluted and basic earning per
  share -
  net loss attributable to common stockholders         (176,342)      (10,691)
--------------------------------------------------------------------------------

Denominator:
  Denominator for diluted and basic earning per
  share -
  weighted average shares outstanding                11,602,622       755,000
--------------------------------------------------------------------------------

Earnings per common share:
  Basic and Diluted                                $    (0.0152)    $ (0.0142)


Nine Months Ended December 31,                           2002           2001
================================================================================

Numerator:
  Numerator for diluted and basic earning per
  share -
  net loss attributable to common stockholders         (267,696)      (89,127)
--------------------------------------------------------------------------------

Denominator:
  Denominator for diluted and basic earning per
  share -
  weighted average shares outstanding                 6,392,614       590,000
--------------------------------------------------------------------------------

Earnings per common share:
  Basic and Diluted                                $    (0.0419)    $ (0.1511)

The Company does not have any options or warrants outstanding as of December 31, 2002 and 2001.

NOTE 10. - SUBSEQUENT EVENTS

1) In January 2003 the Company notified Hudson Consulting Group, Inc. of its intent to offset payments due under the Stock Purchase Agreement due to certain alleged misrepresentations and omissions made by Hudson in the Agreement.


2) The Company accepted investment of $25,000 on January 20, 2003 for 200,000 shares of Common Stock. These shares have not yet been issued as of February 12, 2003.

3) Ohana Enterprises, Inc. (OHNA) commenced trading on the OTC:BB on January 30, 2003.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

PLAN OF OPERATION

     As used herein the term "Company" refers to Ohana Enterprises, Inc. a Delaware corporation, its consolidated entities, and its predecessors, unless the context indicates otherwise. The Company emerged from bankruptcy on August 21, 1999 as Erly Industries, Inc. On January 24, 2001 Erly Industries, Inc. re-domiciled from California to Delaware and changed its name to Torchmail Communications, Inc. On October 18, 2002, Torchmail Communications, Inc. (the "Company") consummated the acquisition of one hundred percent (100%) of the outstanding common stock of VI in exchange for the issuance of an aggregate of 9,384,543 shares of the Company's common stock to the former VI shareholders. This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition. On December 10, 2002 Torchmail Communications, Inc. changed its name to Ohana Enterprises, Inc. in association with the change in control and acquisition of VI. Ohana Enterprises, Inc. is a holding company with no operations. VI is a wholly-owned subsidiary of Ohana, and is the only operational business within Ohana.

     VI is an emerging business that has been in operation since November 2000. VI uses the latest in on-demand streaming video technology, professional interviewers and physical offices to deliver job candidate interviews to a hiring manager's computer anytime, anywhere.

     VI's mission is to accelerate and standardize the interviewing and hiring process. This is achieved through a unique blending of reliable technology and innovative collaborative web services with a proven global infrastructure of offices and existing service providers. VI has developed a product and service strategy within a rapidly growing business and investment segment. VI'S Web-based products are targeted for hiring managers, recruiters, staffing and search agencies. By outsourcing the interviewing process, companies will be able to screen more candidates and reach a consensus faster than ever before.

    VI has market and product plans for an integrated suite of product and service offerings. These are all positioned within a tactical product deployment schedule. During the first six months, the "Visual Interview" product and North American deployment will be the primary thrust and will be distributed through strategic partners. Sales will be conducted both through strategic partners to their existing client base and via a small direct sales force targeting several key Global 2000 companies. Management anticipates that subsequent service and product introductions synergistic to the initial offering will be incrementally launched commencing 90 days after initial product deployment. These new products may include: a premium extended interactive interview, a "Visual Resume" for mass market sales and a corporate tool for leadership planning.

Results of Operations

     Three and Nine Months Ended December 31, 2002 Compared To Three and Nine Months Ended December 31, 2001

     Revenues. The Company did not generate any revenue in the three and nine months ended December 31, 2002 and 2001. Prior to the acquisition of VI in October 2002, the Company focused on locating and acquiring an operating business. Since the October 2002 acquisition, its focus has been on the creation of an infrastructure and development of the VI suite of products. The Company is a development stage company.

     General and Administrative Expenses. General and administrative expenses in the three and nine months ended December 31, 2002 were $134,355 and $217,472, respectively, an increase from $10,439 and $88,875 for the respective three and nine month periods ended December 31, 2001. The increases were due primarily to expenses incurred in the development of an infrastructure subsequent to the October 2002 acquisition of VI.

     Sales and Marketing Expenses. The Company's sales and marketing expenses for the three and nine months ended December 31, 2002 equaled $14,210. The Company did not incur sales and marketing expenses during the three and nine months ended December 31, 2001, as it did not have an operating business. The expenses for 2002 represent initial creation and implementation of a marketing plan for the VI suite of products.

     Technology Expenses. The Company had technology expenses of $27,777 and $35,734 for the three and nine months, respectively, ended December 31, 2002. No technology expenses were incurred during 2001.

     Interest Income and Expense. The Company incurred interest expense of $252 during the three and nine months ended December 31, 2001. No interest expense was incurred in the year ended December 31 2002.

     Net Loss. As a result of the foregoing factors, the Company's net loss increased to $176,342 and $267,696, respectively, for the three and nine months ended December 31, 2002, compared to a net loss of $10,691 and $89,127, respectively, for the three and nine months ended December 31, 2001. However, due to an increase in the weighted average shares outstanding, net loss per share decreased to $0.015 and $0.042 for the respective three and nine month periods ended December 31, 2002, from $0.014 and $0.15 for the respective three and nine months periods ended December 31, 2001.

Liquidity and Capital Resources

      The  Company's  operating plan for calendar year 2003 is  focused  on  the marketing and sale of the VI suite of products. Management estimates that a cash requirement of $1.4 million is required to support this plan for the next 12 months. Management anticipates that this cash will be derived from operations and from outside sources of capital. The Company anticipates that sales of its products will commence in the near future; however, to date no revenues have been received from operations. The Company is actively seeking funding to support its operations; however, only limited funding has been raised to date. There can be no assurance that such financing will be available at terms favorable to the Company or at all.

     These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate cash flow from operations and to obtain additional financing, as may be required, and ultimately to attain profitability.

      The report of the Company's independent certified public accountants, included in its Annual Report on Form 10-KSB for the year ended March 31, 2002, contains a paragraph regarding the Company's ability to continue as a going concern.

CONTROLS AND PROCEDURES

     On   February 20,  2003,  management  concluded  its  evaluation  of   the
effectiveness of the company's disclosure controls and procedures. As of that date, the Company's Chief Executive Officer and Chief Financial Officer
concluded   that  the  Company  maintains  effective  disclosure  controls   and
procedures that ensure information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

                                PART II - OTHER


ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

          Exhibit No.    Name of Exhibit
          -----------    ---------------
          99.1           Certification

        (b) REPORTS ON FORM 8-K. On October 31, 2002, we filed a Current Report on Form 8-K, reporting under Items 1 and 2 thereof the acquisition of VI.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 25th day of February, 2003.


         OHANA ENTERPRISES, INC.



     /s/ Gerard A. Nolan                                February 25, 2003
         ----------------------------------------------------------------------
         Gerard Nolan, President CEO
         President CEO


     /s/ Catherine Thompson                             February 25, 2003
         ----------------------------------------------------------------------
         Catherine Ann Thompson, Secretary CFO
         CFO



INDEX TO EXHIBITS

EXHIBIT        PAGE
NO.            NO.       DESCRIPTION
-------        ----      -------------
99.1           *         Certification

================================================================================

                                  CERTIFICATION

I, Gerard Nolan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ohana Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: February 25, 2003

                        /s/ Gerard A. Nolan
                            ------------------------
                            Chief Executive Officer

================================================================================


                                 CERTIFICATION

I, Catherine Ann Thompson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ohana Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: February 25, 2003

                        /s/ Catherine Thompson
                            ------------------------
                            Chief Financial Officer

================================================================================