Form 10QSB/A
period 2002-12-31
OHANA ENTERPRISES
filed 2003-05-20
CIK 30966

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------
                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB

      [X] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended
          December 31, 2002

      [ ] Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ____ to ____

                        Commission file number: 001-07894


          OHANA ENTERPRISES, INC. (FKA TORCHMAIL COMMUNICATIONS, INC.)
-----------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

            Delaware                                        95-2312900
            --------                                        ----------
 (State or Other Jurisdiction                              (IRS Employer
       of Incorporation)                               Identification No.)


               2899 Agoura Road, #168, Westlake Village, CA 91361
-----------------------------------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

                                 (818) 991-6020
               --------------------------------------------------
                 Issuer's telephone number, including area code

============================================================================


                  PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                (a) Condensed Consolidated Financial Statements
                 --------------------------------------------

                Condensed consolidated financial information relating to Ohana Enterprises, Inc., a Delaware corporation ("Company") and its subsidiary,
                Virtual Interviews, Inc., a Nevada corporation, is provided on pages F-1 through F-4 of this amended Report.


                Financial Statements:                              Page
                --------------------------------------------       -----

                Condensed Consolidated Financial Statements:
                Balance Sheet                                        F-1
                Statements of Operations                             F-2
                Statement of Cash Flows                              F-3
                Notes to Condensed Consolidated Financial Statements F-4


                     OHANA ENTERPRISES, INC. AND SUBSIDIARY
                         ( A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                   June 30,              December 31,
                                                     2002                    2002
                                                 --------------        --------------
                                                                         (Unaudited)
   CURRENT ASSETS
         Prepaid expenses                        $       -             $      8,333
         Notes receivable-related parties                -                  200,000
                                                ---------------        --------------
   TOTAL ASSETS                                  $       -             $    208,333
                                                ===============        ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES
        Accounts Payable and accrued liabilities $   25,918            $   132,243
        Accrued liabilities-Related Party               -                   33,191
        Note Payable-Hudson Consulting                  -                  200,000
                                                 --------------        -------------
   Total Current Liabilities                         25,918                365,434


   STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, $.001 par value,
     10,000,000 shares authorized;
     issued and outstanding: nil                        -                     -
   Common Stock, $.001 par value,
    200,000,000 shares authorized;
    9,384,543 and 13,707,918, respectively
    issued and outstanding                            9,385                 13,708
  Stock subscription receivable                       (850)                   -
  Additional Paid in Capital                         19,025                 94,505
  Accumulated Deficit                               (53,478)              (265,314)
                                                 --------------        -------------
    Total Stockholders' Deficit                     (25,918)              (157,101)
                                                 -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $     -              $    208,333
                                                 =============         ============

The Accompanying Notes Are An Integral Part Of These Financial Statements

                        OHANA ENTERPRISES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           From Inception
                                                                                           (July 1, 2001)
                                        Three Months Ended           Six Months Ended            to
                                          December 31,                 December 31,          December 31,
                                        2001        2002             2001       2002             2002
                                       -----------------             ---------------         ------------
                                          (Unaudited)                  (Unaudited)           (Unaudited)

General and administrative expenses $  26,566   $ 134,007          $ 27,861  $ 211,836       $ 265,314
                                     --------    --------          --------   --------       -----------

Loss from Operations                 (26,566)    (134,007)          (27,861)  (211,836)        (265,314)
                                     --------    ---------         ---------  ---------      -----------
   Net Loss                         $(26,566)    (134,007)         $(27,861) $(211,836)      $ (265,314)
                                    =========   ==========         ========= ==========      ===========
Basic weighted average number of
  Common shares outstanding         2,577,777   12,121,078         5,977,957  1,260,870
                                    =========   ==========         =========  =========
Net loss per common share
  Basic                            $   (0.01)   $   (0.01)         $  (0.00) $   (0.17)
                                    =========   ==========         =========  =========


The Accompanying Notes Are An Integral Part Of These Financial Statements


                     OHANA ENTERPRISES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      >From Inception
                                             Six Months Ended          (July 1, 2001)
                                                December 31                  to
                                             2001        2002         December 31, 2002
                                                (Unaudited)              (Unaudited)
                                             ----------------        ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $(27,861) $ (211,836)      $ (265,314)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
  Non-cash adjustments:
    Issuance of stock for services            21,157      78,370           105,930
  Changes in:
    Prepaid expenses                              -      (8,333)           (8,333)
    Accounts Payable and accrued liabilities   6,704     108,608           134,526
    Accrued Liabilities-related parties           -       33,191            33,191
                                            ----------  ---------      --------------
  NET CASH USED BY OPERATING ACTIVITIES           -         -                 -
                                            ----------  ---------      --------------
NET CHANGE IN CASH                                -         -                 -

CASH, beginning of year                           -         -                 -
                                           ----------- ----------     ----------------
CASH, end of period                         $     -    $    -          $      -
                                           =========== ==========     ================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 ACTIVITIES:
  Issuance of stock for service             $ 21,157   $  78,370       $   105,930
                                          ===========  =========      ===============
  Issuance of common stock for
    assumption of accounts payable         $    -      $   1,433       $     1,433
                                          ===========  =========      ==============
  Offset of related parties
    receivable with accounts payable       $    -      $     850       $       850
                                          ==========  ==========      ==============


The Accompanying Notes Are An Integral Part Of These Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION

    Ohana Enterprises, a Delaware corporation (together with its wholly-owned subsidiary, the ("Company") was incorporated in the State of Nevada on July 1, 2001. The Company is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30. Ohana Enterprises provides services and products within the market segment of human resource professional services and outsourcing. The Company provides employers, recruiters and search firms with the tools and services to facilitate the initial screening and skills assessment of job candidates. Ohana Enterprises will conduct the candidate interview at one of its professional office locations, capture the interview on video, and stream it to the client on demand over a secure private intranet. Candidate interviews will be archived for client review. Human Resource Managers will be able to designate viewing permissions to other hiring managers within the organization. The Company's service is targeted at the professional, managerial, and specialized hiring needs of Global 2000 companies and private industry. The service will be distributed directly through the Ohana Enterprises sales force and indirectly through distribution partners such as recruiting agencies and executive out-placement firms.

2.       BASIS OF PRESENTATION

    The accompanying unaudited financial statements include the accounts of Ohana Enterprises, Inc. and its wholly-owned subsidiary. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States.

    In the opinion of management, the unaudited interim financial statements for the six months ended December 31, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the six months ended December 31, 2002, are not necessarily indicative of the results of operations for the full year ending June 30, 2003. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's filing on Form 8-K/A filed on May 7, 2003.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.      RELATED PARTY PAYABLES

    As of December 31, 2002, the Company owes $100,000 in accrued liabilities for consulting services rendered by management. The entire amount of $100,000 is payable in the Company's common stock according to contract. The number of common shares to be issued will be 1,000,000. The effect on the financials will be an increase in common stock, par value $0.001, of $1,000 and an increase in additional paid-in-capital of $99,000.

    The Company also owes a total of $33,191 to management and consultants as reimbursement for expenses incurred during the development phase of operations. These are non-interest bearing obligations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.


PLAN OF OPERATION

        The Company emerged from bankruptcy on August 21, 1999 as Erly Industries, Inc. On January 24, 2001 Erly Industries, Inc. changed its domicile from California to Delaware and changed its name to Torchmail Communications, Inc. On October 18, 2002, the Company consummated the acquisition of one hundred percent (100%) of the outstanding common stock of Virtual Interviews, Inc., a Nevada corporation ("VI") in exchange for the issuance of an aggregate of 9,384,543 shares of the Company's common stock to the former VI shareholders.

        This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition. On December 10, 2002, the Company changed its name to Ohana Enterprises, Inc. in association with the change in control and acquisition of VI. Ohana Enterprises, Inc. is a holding company with no operations. VI is a wholly-owned subsidiary of the Company, and is the only operational business within the Company.

        The Company provides services and products within the market segment of human resource professional services and outsourcing. The Company provides employers, recruiters and search firms the tools and services to facilitate the initial screening and skills assessment of job candidates. The Company will conduct the candidate interview at one of its professional office locations, capture the interview on video, and stream it to the client on demand over a secure private intranet. Candidate interviews will be archived for client review. Human Resource Managers will be able to designate viewing permissions to other hiring managers within the organization.

        The Company's service is targeted at the professional, managerial, and specialized hiring needs of Global 2000 companies and private industry. The service will be distributed directly through the Virtual Interviews sales force and indirectly through distribution partners such as recruiting agencies and executive out-placement firms.


RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2002 Compared To Three and Six Months Ended December 31, 2001

        Revenues. The Company did not generate any revenue in the three and six months ended December 31, 2002 and 2001. Since the October 2002 acquisition, the Company's focus has been on the creation of an infrastructure and the
development of the VI suite of products.   The Company has been in the
development stage since July 2001.

        General and Administrative Expenses.   The Company incurred $134,007 in
general and administrative expenses for the three months ended December 31, 2002, compared to $26,566 for the three months ended December 31, 2001. The Company incurred $211,836 in general and administrative expenses for the six months ended December 31, 2002, compared to $27,861 for the six months ended December 31, 2001. The increases in the three and six-month periods of 2002 were due primarily to expenses incurred in the development of an infrastructure subsequent to the October 2002 acquisition of VI. Included in general and administrative expense for the three months ended December 31, 2002 was $78,370 of expense related to the issuance of an aggregate of 10,256,667 shares of common stock to employees and consultants in lieu of cash compensation. Employees and consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. In the six months ended December 31, 2001, similar non-cash compensation equaled $21,157 for the issuance of an aggregate of 6,966,667 shares of common stock.

        Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception, as it has been a development stage company. Management expects to commence sales and marketing efforts in the second half of 2003.

        Net Loss. As a result of the foregoing factors, the Company's net loss increased to $134,007 and $211,836, respectively, for the three and six months ended December 31, 2002, compared to a net loss of $26,566 and $27,861,
respectively, for the three and six months ended December 31, 2001.   The net
loss per share was $0.01 and $0.17 for the respective three and six month periods ended December 31, 2002, from $0.01 and $0.00 for the respective three and six months periods ended December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development costs. As shown in the accompanying financial statements, the Company incurred a net loss of $134,007 and $211,836, for the respective three and six month periods ended December 31, 2001. Those factors create an uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

    The Company is currently devoting its efforts to raising capital and to second generation development of the Virtual Interviews service. Management anticipates that additional capital will be derived from public or private placements of equity or debt securities; however, to date the Company has not entered into any agreements or other arrangements providing such additional capital Virtual Interviews is also seeking potential partners to enter into strategic alliances for sales, distributions and customer service. The Company has identified one such partner, and is currently finalizing the terms of the agreement. This relationship would benefit Virtual Interviews through the acceleration of product deployment with minimal initial cost outlays. Virtual Interviews has also initialized the design of software requirements specifications for a second generation product with a third party developer. Other efforts are focused on building the Company's Board of Directors and Board of Advisors in an attempt to bring additional experience and industry expertise to the Company.

ITEM 3. CONTROLS AND PROCEDURES

        On May 15, 2003, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Chief Executive Officer and Chief Financial Officer
concluded   that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and
forms.   Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as
appropriate, to allow timely decisions regarding required disclosure.   There
have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.



PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5.  OTHER INFORMATION.

        Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibit No.          Title of Exhibit
        ----------           -----------------
        99.01                Certification  of Chief Executive Officer
        99.02                Certification  of Chief Financial Officer


SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHANA ENTERPRISES, INC.

                                     /s/ Gerald Nolan
Date:  May 20, 2003                  --------------------------
                                         Gerald Nolan
                                         Chief Executive Officer
CERTIFICATIONS

 I, Gerald Nolan, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of OHANA ENTERPRISES, INC.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

       c. presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/Gerald Nolan
------------------
 Gerald Nolan
 Chief Executive Officer


=========================================
        I, Catherine Thompson, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of OHANA ENTERPRISES, INC.

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

        c.      presented in this  amended quarterly   report our conclusions
        about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


  /s/ Catherine Thompson
      --------------
      Catherine Thompson
      Secretary and Chief Financial Officer




============================