Form 10QSB
period 2003-03-31
OHANA ENTERPRISES
filed 2003-05-20
CIK 30966

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-QSB

      [X] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended
          March 31, 2003

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

                                Yes _X__   No __

The number of outstanding shares of the issuer's common stock, $0.001 par value ( the only class of voting stock), as of March 31, 2003 was 16,307,918.
========================================================================


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


                Financial Statements:                           Page
                --------------------------------------------

                Condensed Consolidated Financial Statements:
                Balance Sheet                                   F-1
                Statements of Operations                        F-2
                Statement of Cash Flows                         F-3
                Notes to Financial Statement                    F-4
===========================================================================
                      OHANA ENTERPRISES, INC.and Subsidary
                         ( A Development Stage Company)
                      UNAUDITED CONSOLIDATED BALANCE SHEET



                                                   June 30,               March  31,
                                                     2002                    2003
                                                 --------------        --------------
                                                                          Unaudited
   CURRENT ASSETS
         Cash                                    $       -             $     4,033
         Prepaid expenses                                -                  93,468
         Notes receivable-related parties                -                 200,000
                                                 --------------       -------------
   TOTAL ASSETS                                  $       -             $   297,501
                                                 ==============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES
        Accounts Payable and accrued liabilities $   25,918            $    40,044
        Accrued liabilities-Related Party               -                   28,358
        Note Payable-Hudson Consulting                  -                  200,000
                                                 --------------        -------------
   Total Current Liabilities                         25,918                268,402


   STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, $.001 par value,
     10,000,000 shares authorized;
     issued and outstanding: nil                        -                     -
   Common Stock, $.001 par value,
    200,000,000 shares authorized;
    9,384,543 and 16,307,918, respectively
    issued and outstanding                            9,385                 16,308
  Stock subscription receivable                       (850)                   -
  Additional Paid in Capital                         19,025                406,905
  Accumulated Deficit                               (53,478)              (394,114)
                                                 --------------        -------------
    Total Stockholders' Deficit                     (25,918)                29,099
                                                 -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $     -              $    297,501




The Accompanying Notes Are An Integral Part Of These Financial Statements

                        OHANA ENTERPRISES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           From Inception
                                                                                           (July 1, 2001)
                                        Three Months Ended          Nine Months Ended            to
                                           March 31,                    March 31,             March 31
                                       2002        2003             2002       2003             2003
                                       -----------------             ---------------         ------------
                                          (Unaudited)                  (Unaudited)           (Unaudited)

General and administrative expenses $  7,904  $   128,800          $ 34,470  $ 340,636       $ 394,114
                                     --------    --------          --------   --------       -----------

Loss from Operations                  (7,904)    (128,800)          (34,470)  (340,636)       (394,114)
                                     --------    ---------         ---------  ---------      -----------
   Net Loss                         $ (7,904)    (128,000)         $(34,470) $(340,636)     $ (394,114)
                                    =========   ==========         ========= ==========      ===========
Basic weighted average number of
  Common shares outstanding         7,250,000   14,775,696         3,228,102  8,867,725
                                    =========   ==========         =========  =========
Net loss per common share
  Basic                            $   (0.00)   $   (0.01)         $  (0.00) $   (0.04)
                                    =========   ==========         =========  =========


The Accompanying Notes Are An Integral Part Of These Financial Statements

                        OHANA ENTERPRISES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          From Inception
                                                  Nine Months Ended       (July 1, 2001)
                                                      March 31                   to
                                                  2001         2002       March 31, 2002
                                                     (Unaudited)            (Unaudited)
                                                  ----------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(34,470) $ (340,636)      $ (394,114)
  Adjustments to reconcile net loss to net
    provided by operating activities
  Non-cash adjustments:
    Issuance of stock for services                 21,157     368,370          395,930
  Changes in:
    Prepaid expenses                                   -      (93,468)         (93,468)
    Accounts Payable and accrued liabilities       13,313      16,409           42,327
    Accrued Liabilities-related parties                -       28,358           28,358
                                                 ----------  ---------      -----------
  NET CASH USED BY OPERATING ACTIVITIES                -      (20,967)         (20,967)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                 -       25,000          25,000
                                                 ----------   --------      -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            -       25,000          25,000

NET CHANGE IN CASH                                     -        4,033           4,033

CASH, beginning of year                                -          -                -
                                                ----------   ---------      ----------
CASH, end of period                              $     -   $   4,033       $   4,033
                                                ==========   ==========     ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 ACTIVITIES:
  Issuance of stock for service                  $ 21,157  $ 368,370       $ 395,930
                                                ===========   =========      ===========


The Accompanying Notes Are An Integral Part Of These Financial Statements

1.      ORGANIZATION

Ohana Enterprises, Inc., a Delaware corporation (together with its wholly-owned subsidiary, the "Company") was incorporated in the State of Nevada on July 1, 2001. The Company is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30.

Ohana Enterprises provides services and products within the market segment of human resource professional services and outsourcing. The Company provides employers, recruiters and search firms the tools and services to facilitate the initial screening and skills assessment of job candidates. Ohana Enterprises will conduct the candidate interview at one of its professional office locations, capture the interview on video, and stream it to the client on demand over a secure private intranet. Candidate interviews will be archived for client review. Human Resource Managers will be able to designate viewing permissions to other hiring managers within the organization. The Company's service is targeted at the professional, managerial, and specialized hiring needs of Global 2000 companies and private industry. The service will be distributed directly through the Ohana Enterprises sales force and indirectly through distribution partners such as recruiting agencies and executive outplacement firms.

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

In the opinion of management, the unaudited interim financial statements for the nine months ended March 31, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the nine months ended March 31, 2003, are not necessarily indicative of the results of operations for the full year ending June 30, 2003. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's filing on Form 8K/A filed on May 7, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.      RELATED PARTY PAYABLES

The Company owes a total of $28,358 to management and consultants as reimbursement for expenses incurred during the development phase of operations. These are non interest-bearing obligations of the Company.

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

PLAN OF OPERATION

        The Company emerged from bankruptcy on August 21, 1999 as Erly Industries, Inc. On January 24, 2001, Erly Industries, Inc. changed its domicile from California to Delaware and changed its name to Torchmail Communications, Inc. On October 18, 2002, the Company consummated the acquisition of one hundred percent (100%) of the outstanding common stock of Virtual Interviews, Inc., a Nevada corporation ("VI") in exchange for the issuance of an aggregate of 9,384,543 shares of the Company's common stock to the former Virtual Interviews shareholders.

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

RESULTS OF OPERATIONS

     Three and Nine Months Ended March 31, 2003 Compared To Three and Nine Months Ended March 31, 2002

        Revenues. The Company did not generate any revenue in the three and nine months ended March 31, 2003 and 2002. Since the October 2002 acquisition of VI, the Company's focus has been on the creation of an infrastructure and the
development of the VI suite of products.   The Company has been in the
development stage since July 2001.

        General and Administrative Expenses.   The Company incurred $128,800 in
general and administrative expenses for the three months ended March 31, 2003, compared to $7,904 for the three months ended March 31, 2002. The Company incurred $340,636 in general and administrative expenses for the nine months ended March 31, 2003, compared to $34,470 for the nine months ended March 31, 2002. The increases in the three and nine-month periods in 2003 were due primarily to expenses incurred in the continued development of Virtual Interviews' infrastructure, services and products. Included in general and administrative expense for the three months ended March 31, 2003 was $290,000 of expense related to the issuance of an aggregate of 2,400,000 shares of common stock to employees and consultants in lieu of cash compensation. Employees and consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. In the nine months ended March 31, 2002, similar non-cash compensation equaled $21,157 for the issuance of an aggregate of 6,966,667 shares of common stock.

        Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception as it has been a development stage company. Management expects to commence sales and marketing efforts in the second half of 2003.

        Net Loss.   As a result of the foregoing factors, the Company's net loss increased to $128,800 and $340,636, respectively, for the three and nine months ended March 31, 2003, compared to a net loss of $7,904 and $34,470,
respectively, for the three and nine months ended March 31, 2002.   The net loss
per share was $0.01 and $0.04 for the respective three and nine month periods ended March 31, 2003, from $0.00 and $0.01 for the respective three and nine months periods ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and marketing costs. As shown in the accompanying financial statements, the Company incurred a net loss of $128,800 and $340,636, for the respective three and nine month periods ended March 31, 2003. Those factors create an uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

        The Company is currently devoting its efforts to raising capital and to second generation development of the Virtual Interviews service. Management anticipates that additional capital will be derived from public or private placements of equity and debt securities; however, to date the Company has not entered into any agreements or other arrangements providing such additional capital. Virtual Interviews is also seeking potential partners to enter into strategic alliances for sales, distributions and customer service. The Company has identified one such partner, and is currently finalizing the terms of the agreement. This relationship would benefit Virtual Interviews through the acceleration of product deployment with minimal initial cost outlays. Virtual Interviews has initialized the design of software requirements specifications for a second generation product with a third party developer. Other efforts are focused on building the Company's Board of Directors and Board of Advisors in an attempt to bring additional experience and industry expertise to the Company.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5.  OTHER INFORMATION.

        Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibit No.                     Title of Exhibit
        -----------                     -----------------
        99.01                           Certification of Chief Executive Officer
        99.02                           Certification of Chief Financial Officer

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHANA ENTERPRISES, INC.

                                       /s/Gerard Nolan
Date:  May 20, 2003                    ----------------------
                                          Gerard Nolan
                                          Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 20, 2003

/s/Gerald Nolan
------------------
  Gerlad Nolan
  Chief Executive Officer

=========================================
        I, Catherine Thompson, certify that:

1.      I have reviewed this Quarterly report on Form 10-QSB of OHANA
 ENTERPRISES, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 20, 2003


  /s/ Catherine Thompson
      --------------
     Catherine Thompson
     Secretary and Chief Financial Officer

===============================================================
Exhibit 99.01-Certification  of Chief Executive Officer

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I,Gerald Nolan, Chief Executive Officer of OHANA ENTERPRISES, INC (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

   (1) the Quarterly Report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 20, 2003

/s/Gerald Nolan
------------------
Gerald Nolan
Chief Executive Officer


============================
Exhibit 99.02-Certification  of Chief Financial Officer

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Catherine Thompson, Chief Executive Officer of OHANA ENTERPRISES, INC. (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

   (1) the Quarterly Report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 20, 2003


 /s/ Catherine Thompson
     --------------
    Catherine Thompson
    Secretary and Chief Financial Officer