Form 10KSB
period 2003-06-30
OHANA ENTERPRISES
filed 2003-10-14
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the fiscal year ended June 30, 2003

   [ ] Transition report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ____ to______.


                        Commission file number: 001-07894
                                                ---------


                             OHANA ENTERPRISES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)



            Delaware                                 95-2312900
            --------                                 ----------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)



               2899 Agoura Road, #168, Westlake Village, CA 91361
                ----------------------------------------- ------
               (Address of principal executive office) (Zip Code)


                                 (818) 991-6020
                         ------------------------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X          No
                              -------           -------

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 27, 2003 was 17,359,638.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . . . 7

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 8


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters. . . . . . 8

Item 6.  Management's Discussion and Analysis or Plan of Operation . . . . . 9

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 15

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . . . . 15

Item 8A. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . 15


                                    PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act . . . . . . . . . 16

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . 18

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters . . . . . . . . . . . . . . . . . . 19

Item 12. Certain Relationships and Related Transactions. . . . . . . . . . . 20

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 20

Item 14. Principal Accountant Fees and Services. . . . . . . . . . . . . . . 21


Signatures  . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . 22

Index to Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

BACKGROUND

     As used herein the terms "Company" or "Ohana" refer to Ohana Enterprises, Inc., a Delaware corporation, its wholly-owned subsidiary, Virtual Interviews, Inc., a Nevada corporation ("VI"), and its predecessor Torchmail Communications, Inc., a Delaware corporation ("Torchmail"), unless the context indicates otherwise.

     The Company emerged from bankruptcy on August 21, 1999 as Erly Industries, Inc. The Company's business plan at that time was to acquire operations through an acquisition, merger or to begin its own start-up business. On March 22, 2000, the Board of Directors accepted the terms of an agreement to provide a controlling interest of the Company's common stock to Hudson Consulting Group, Inc. ("Hudson"), a Nevada corporation and subsidiary of Axia Group, Inc., a public company ("Axia"), for $120,000 in cash. This transaction was ratified at a special board meeting on October 9, 2000. The Company then issued 9,237,912 shares of common stock to Hudson. The Company's Board of Directors then appointed Richard Surber, an officer and director of Hudson and Axia and a principal shareholder of Axia, to the Board on November 14, 2000. All other members of the Company's Board of Directors then resigned, leaving Mr. Surber as the sole member of the Company's Board of Directors.

     On January 24, 2001, the Company merged with Torchmail Communications Inc., a Delaware corporation ("Torchmail"). In the merger, shareholders of Erly Industries, Inc. common stock received one share of Torchmail common stock for every 100 shares of Erly stock owned. Fractional shares were rounded up to the next whole share. The authorized number of shares of Torchmail is 200,000,000 shares. Following the reverse stock split, the Company had a total of 150,000 shares issued and outstanding.

     On June 15, 2001, the Company issued 500,000 shares of common stock to Hudson for services rendered in preparing financial statements and also to pay for expenses previously paid by Hudson on the Company's behalf.

     On March 17, 2002, the Company effected a 5 for 1 forward split to all shareholders of record on the date March 15, 2002. Fractional shares were rounded up to the nearest share.

     On October 18, 2002, the Company consummated the acquisition of one hundred percent (100%) of the outstanding common stock of VI, in exchange for the issuance of an aggregate of 9,384,543 shares of the Company's common stock to the former VI shareholders. This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition.

     As part of the consideration for the acquisition, the Company assumed the obligations of certain VI shareholders to Hudson pursuant to a $200,000 note payable to Hudson (the "Note Payable"). The Note Payable represents payments due to Hudson by Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas Consulting Group, Jonathan Thomas and Phillip

Crawford, all former shareholders of VI (the "Purchasers") pursuant to the Purchasers' acquisition of 2,811,900 shares of the Company's common stock representing 79.8% of all then- issued and outstanding common stock of the Company. The Purchasers acquired the shares pursuant to a Stock Purchase Agreement entered into between Purchasers and Hudson. Payment of the Note Payable is secured by a Stock Pledge Agreement for two-thirds of the shares transferred to Purchasers and two-thirds of the 9,384,543 shares of the Company's common stock issued to the VI shareholders (including the Purchasers) in the acquisition of VI referenced above. The Note Payable calls for a payment of $100,000 on or before the 120th day following the closing of the Hudson stock purchase (the "Closing") and an additional payment of $100,000 on or before the 180th day following the Closing.

     After the Closing, the former VI shareholders owned an aggregate of 12,196,443 shares, or 93.39%, of the Company's common stock.

     As provided in the Acquisition Agreement, all but one of the Company's Directors resigned at the Effective Date, and four VI Directors and shareholders, Catherine Thompson (who also serves as VI's Chief Financial Officer), Gerard Nolan (who also served as VI's Chief Executive Officer), David Cronshaw and Michael Avatar, were elected to serve on the Company's Board of Directors. Mr. Nolan was also elected to serve as President and Chief Executive Officer of the Company, and each of the executive officers of VI were elected as executive officers of the Company.

     On January 16, 2003, the Company notified Hudson of the Company's intent to offset payments due to Hudson under the Stock Purchase Agreement. The offset, permitted under Section 6.5 of the Stock Purchase Agreement, was effected by the Company due to certain alleged misrepresentations and omissions made by Hudson in the Stock Purchase Agreement.

     On March 17, 2003, Hudson filed a Verified Complaint in the Third Judicial District Court in and for Salt Lake County, Utah (Case No. 030905949) against the Company and the Purchasers, alleging claims of breach of contract and breach of implied covenant of good faith and fair dealing in the failure to pay sums due under the Stock Purchase Agreement, and seeking damages of not less than $200,000. On June 5, 2003, the Company and the Purchasers filed an Answer, Counterclaim and Third Party Complaint against Hudson, Axia Group, Inc. and Richard Surber, denying Hudson's allegations, setting forth several affirmative defenses and setting forth claims for fraud, negligent misrepresentation and violations of Utah and federal securities laws. At the present time, the parties are discussing settlement of this litigation; however, no such settlement has been reached.


Anticipated Services and Markets
--------------------------------

     Ohana is a development stage company that will provide services and products within the market segment of human resource professional services and outsourcing. The Company's core service will be the "Visual Interview", that will provide employers, recruiters and search firms the tools and services to facilitate the initial screening and skills assessment of job candidates. Ohana will conduct the candidate interview at one of its professional office locations, capture the interview on video, and stream it to the client on demand over a secure private intranet. Candidate interviews will be archived for client review. Human resource managers will be able to designate viewing permissions to other hiring managers within the organization.

     The VI service is intended to provide its employer and recruiter clients with lower cost-per-hire, shorter time-to-fill for open job positions, and improved quality-of-hire. For the job candidates, the VI service will offer convenience, confidentiality, time savings, and minimzed travel requirements.

     While the market for hiring will cycle with the economy, the Company believes that its Visual Interviews will be insulated from these cycles because the Company's service is not industry dependent. Ohana will derive revenue from new job openings, employee turnover, employee transitions and migration. Also, by servicing and teaming with executive outplacement companies, the Company plans to generate revenue during poor economic times and layoffs.

     The Company will initially target executive and specialized hiring needs for the business services, healthcare services, educational (public and private) services and the engineering and management services sectors in the six-figure salary range. As market acceptance increases and the economic situation begins to improve, the Company will expand its target audience to managerial, professional, technical and sales staff in the annual salary range of $75,000 - $200,000.

     The Company believes that average cost-per-hire for these candidates is higher because HR managers or in-house staffing representatives usually do not have the individual authority to qualify high level job candidates for such positions. HR managers will often assemble a panel which will include other executives from representative departments during the screening process. According to the U.S. Department of Labor, the national average cost-per-hire ("CPH") is one-third of a new hire's salary. The CPH for a new hire with an $85,000 annual salary could therefore equal up to $28,300. A company interviewing ten candidates for the that position could be paying up to $2,830 per interview; 64% of that cost is associated with the scheduling, initial interview, skills testing and other administrative processes, while the remaining 36% is due to advertising and sourcing. Therefore, the interview cost (minus advertising and sourcing) could amount to $1,813 per candidate for that position.

     The Company will allow its prospective clients to shorten the time-to-fill ("TTF") gap between turnover and hiring. The longer the TTF gap, the higher the opportunity cost. The Company believes that its "Visual Interviews" service will be able to process more candidates at a faster rate and at a lower cost. The HR department will no longer be inundated with the scheduling, initial interview, skills testing and other administrative processes that amount to 64% of the average cost-per-hire. The cost of the internal executives' being away from their jobs while conducting interviews also represents an enormous productivity loss. Ohana believes that its "Visual Interviews" anywhere, anytime on-demand video will eliminate this problem.

     Management believes that its "Visual Interviews" service will also allow for improvement in the quality-of-hire. Clients will have access to a larger talent pool and will be able to pre-screen the candidate's skills and fit with the corporate culture. Pre-formatted interview questions, set up by the client to its specifications in consultation with the Company, will allow candidates to be screened more objectively at management's convenience through a password-secured intranet via any user-friendly Web browser.

     In the future, the Company may re-package and re-brand the "Visual Interview" technology to create new service offerings. One such future offering may be the "Visual Resume". The "Visual Resume" will be a mass-market service, targeted at mid- and lower-level job seekers through college campuses and other strategic partners. The "Visual Resume" will capture the job seeker on video giving a verbal presentation of his or her resume. The video will be linked to the candidate's resume document at a secure intranet address provided by the Company. The job seeker can then email the link to prospective employers for consideration.

Distribution
------------

     Ohana anticipates that the "Visual Interviews" service will be distributed directly through a sales force to be built by the Company, and indirectly through distribution partners such as recruiting agencies and executive outplacement firms. To date, no salespersons have been hired. Sales will be targeted at internal recruiters and human resource professionals of global Fortune 2000 corporations. Initial targets will be those corporations in industries that are currently hiring: oil and gas companies, biotech, and healthcare. Additionally, the Company will seek well-funded local governments with technology initiatives as primary targets.

Competition
-----------

     The competitive landscape in this market segment is a patchwork of emerging entities comprised of large companies, venture backed start-ups and bootstrapped entrepreneurs. The market is intensely competitive and characterized by rapidly
changing technology and evolving standards. Our principal competitors   The
large companies include the Futurestep division of Korn Ferry; Ohana believes that these companies face challenges such as poor correlation of technology availability and market reception (for example, sending VHS cameras to candidates for self interview). Also, the utilization of available remote point-to-point video teleconferencing has not delivered the convenience and quality that is required by this market. Video teleconferencing has been tried by many multi-national corporations but has been largely rejected as ineffective for human resource and recruiting demands. In most cases, the large companies in this space are not necessarily competitors as much as our best candidates for partners or customers by customizing and licensing our technology for their use.

     Management believes that the principal competitive factors in the Company's market are technological innovation and time to market. Many of Ohana's current and potential competitors have significantly greater financial, technical, marketing and other resources than it does, and therefore may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote more resources to the development and commercialization of their products. In addition, certain of the Company's competitors may have greater name recognition and the ability to leverage significant installed customer bases. Management expects additional competition as other established and emerging companies enter into the visual interview market and new products and technologies are introduced.

Increased competition could result in price reductions, reduced gross margins, longer sales cycles and loss of market share, any of which would materially and adversely affect Ohana's business, operating results and financial condition. The Company believes that its ability to compete will depend on many factors both within and beyond its control, including:

                    - the ease of use, performance, features, price and reliability of Ohana's solutions as compared to those of its competitors;

                    - the timing and market acceptance of new solutions and enhancements to existing solutions developed by Ohana and its competitors;

                    -    the quality of Ohana's customer service and support;
                         and

                    - the effectiveness of Ohana's sales and marketing efforts.

     Many of the Company's current and potential competitors are likely to enjoy substantial competitive advantages, including:

                    -    longer operating histories;

                    -    greater name recognition;

                    -    more extensive customer bases; and

                    - cooperative relationships among themselves or with third parties to enhance their products.

     Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could impair the Company's finances and business prospects. There can be no assurance that the Company will be able to compete successfully against existing or potential competitors or that competitive pressures will not materially impair the Company's finances or business prospects.

Technology
----------

     The Company's technology is currently in the early development phase, and will require additional development and funding in order to reach commercialization. Discussions have been initiated with a third-party developer for specifications design and documentation for a second generation product.
The "Visual Interviews" technology will be designed and built with secure, scalable hardware and robust programmed software. The "Visual Interviews" service will be developed as an Application Service Provider (ASP) product using a multi-tier architecture - Web Client, Web Server, Application Server, and Database Server. In the future, the Company anticipates that the service will be upgraded to a standards-based Microsoft .NET platform. This should allow the Company to create a HR "Web Service" using widely accepted data standards.

Intellectual Property
---------------------

     Ohana is in the process of registering its trademark "Visual Interviews" with the United States Patent and Trademark Office.

     The Company regards the protection of its trade secrets and other intellectual property as critical to its future success and relies on a combination of trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. [The Company has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with its suppliers and strategic partners in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by Ohana to protect its intellectual property will prove sufficient to prevent misappropriation of its technology or to deter independent third-party development of similar technologies. While management intends to pursue registration of its trademarks and service marks in the U.S. and internationally, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are made available online. The Company does not currently own any patented technology registered with the United States Patent and Trademark Office.


     Policing unauthorized use of the Company's products will be difficult. The laws of other countries may afford little or no effective protection of the Company's technology. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could have a material and adverse effect on the Company's business, results of operations or financial condition.

     The success and competitiveness of Ohana's products depend in part upon its ability to protect its current and future technology through a combination of trademark, trade secret and copyright law. Because laws protecting certain ownership rights in software are uncertain and still evolving, there can be no assurance about the future viability or value of any of the Company's current technology ownership rights.

     Although management does not believe that Ohana infringes the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to past, current or future technologies. Management expects that participants in the Company's markets will be increasingly subject to infringement claims as the number of services and competitors in its industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to Ohana or at all. As a result, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition.

Governmental Regulation
-----------------------

     Government regulation of communications and commerce on the Internet varies greatly from country to country. The United States has enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. There is some risk that the United States and other countries will increase their regulation of the Internet in the future. As the Company's products are utilized solely in connection with the Internet, any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could adversely impact Ohana's sales, increase its cost of doing business or otherwise have a material and adverse effect on its business, results of operations and financial condition.

Employees
---------

     As of June 30, 2003, the Company had three (3) employees, of which two were engaged in administration and one in research and development. The Company believes that its future success will depend in part on its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in the Company's industry and geographical location is intense, and there can be no assurance that Ohana will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct its business in the future. From time to time, Ohana will also employ independent contractors to support its research and development, marketing, sales and support and administrative organizations. The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. The Company considers its relations with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

     At the present time, the Company does not own or lease any real property.


ITEM 3. LEGAL PROCEEDINGS

     On March 17, 2003, Hudson filed a Verified Complaint in the Third Judicial District Court in and for Salt Lake County, Utah (Case No. 030905949) against the Company and the Purchasers, alleging claims of breach of contract and breach of implied covenant of good faith and fair dealing in the failure to pay sums due under the Stock Purchase Agreement, and seeking damages of not less than $200,000. On June 5, 2003, the Company and the Purchasers filed an Answer, Counterclaim and Third Party Complaint against Hudson, Axia Group, Inc. and Richard Surber, denying Hudson's allegations, setting forth several affirmative defenses and setting forth claims for fraud, negligent misrepresentation and violations of Utah and federal securities laws. At the present time, the parties are discussing settlement of this litigation; however, no such settlement has been reached.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION, HOLDERS AND DIVIDENDS

     The Company's common stock has been traded on the NASD O-T-C Market Bulletin Board since January 29, 2003. Prior to that date, its common stock was not actively traded in the public market. The common stock is listed on the NASD O-T-C Market Bulletin Board under the symbol "OHNA". The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

COMMON STOCK
                                    Bid Price
                                   -----------
Period                             High    Low
------                             ----    ---
2003
----
First Quarter                      $0.25  $0.25
Second Quarter                     $0.25  $0.25
Third Quarter
(July 1 through Sept 26)           $2.50  $0.25


     On September 30, 2003, the high and low bid prices of the Company's common stock on the Bulletin Board were $.09 and $.09 per share, respectively, and there were approximately 1,200 holders of record of the common stock. At September 27, 2003, the Company had 17,359,638 shares of common stock issued and outstanding. Since its inception, the Company has not paid any dividends and it is not anticipated that the Company will pay any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     The following information is being provided with respect to all securities sold by the Company during the period covered by this report without registering such securities under the Securities Act of 1933, as amended (the "Securities Act").

     On January 20, 2003, the Company sold 200,000 shares of its common stock to a group of individuals for cash consideration of $25,000, or $.125 per share. The sales were made in relied on the exemption from registration provided by
Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     On April 23, 2003, the Company sold an aggregate of 1,500,000 shares of its common stock to BBG Capital Corp. ("BBG") pursuant to an agreement of BBG to pay an aggregate of $300,000, or $.20 per share. The Company relied on the exemption from registration provided by Regulation S of the Securities Act. On August 6, 2003, the Company cancelled the then-outstanding balance of 1,028,280 shares issued to BBG. The Company was to receive $94,344, less offering costs, for an aggregate of 471,720 shares sold to BBG prior to the cancellation. However, the Company received only $76,000, less commissions, and is seeking remedy for the balance owed of $11,740.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

BACKGROUND

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

     For the next year the Company will focus on funding, product development of both the "Visual Interviews" and "Visual Resume" services, and on strategic alliances to assist in the rollout and distribution of these services.

     The Company plans to engage in second generation development with a third party developer. It is anticipated that Beta testing will begin in the second calendar quarter of 2004. The Company anticipates an initial product launch with one or two clients and six to ten offices located in major metropolitan areas. The Company will seek strategic alliances with partners who can assist with office location rollout and client referrals.

     Efforts to build a Board of Directors will continue as the Company progresses from the development stage to the operational stage. Additionally, the Company seeks to build a Board of Advisors comprised of industry professionals who can assist in furthering the Company's business plan.

RESULTS OF OPERATIONS

     Year Ended June 30, 2003 Compared To Year Ended June 30, 2002

        Revenues. The Company did not generate any revenue in the fiscal years ended June 30, 2003 and 2002. Since the October 2002 acquisition of VI, the Company's focus has been on the creation of an infrastructure, securing a
strategic partner and the development of the VI suite of products.   The Company
has been in the development stage since July 2001.

        General and Administrative Expenses.   The Company incurred $516,495 in
general and administrative expenses for the year ended June 30, 2003, compared to $53,478 in general and administrative expenses for the year ended June 30, 2002. Included in general and administrative expense for the year ended June 30, 2003 was $363,370 of expense related to the issuance of an aggregate of 12,269,067 shares of common stock to employees and consultants in lieu of cash compensation. Employees and consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. For the year ended June 30, 2002, similar non-cash compensation equaled $27,560 for the issuance of an aggregate of 9,384,543 shares of common stock.

        Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception as it has been a development stage company.

        Provision for Loss on Related Parties Note Receivable. In the year ended June 20, 2003, the Company determined that a $200,000 note receivable from related parties in regard to the purchase of Torchmail was uncollectible. In accordance with this determination, a $200,000 provision for loss was entered.

        Net Loss.   As a result of the foregoing factors, the Company's net loss increased to $716,495 for the year ended June 30, 2003, compared to a net loss of $53,478 for the year ended June 30, 2002. The net loss (basic and diluted) per share was $0.07 and $0.01, for the respective years ended June 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents equaled $25,190 at June 30, 2003, resulting from financing activities as described below. The Company had no cash at June 30, 2002. The Company utilized $35,810 in operating activities during The year ended June 30, 2003; due to the lack of cash in 2002, no cash was utilized for operating activities during the year ended June 30, 2002. The cash utilized in operating activities during the year ended June 30, 2003 primarily reflected non-cash adjustments resulting from the acquisition of VI, the $200,000 loss provision described above, and the issuance of common stock for services. Cash changes included changes in prepaid expenses, accounts payable and accrued liabilities, and related party payables. The Company did not utilize cash in investing activities during either 2003 or 2002. Financing activities provided $61,000 of cash to the Company during the year ended June 30, 2003, consisting of $25,000 in proceeds from the issuance of common stock and $39,102 received on a subscription receivable, less $3,102 in offering costs.

     The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $716,495 for the year ended June 30, 2003. Those factors create an uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

     The Company is currently devoting its efforts to raising capital and to second generation development of the "Visual Interviews" service. In May 2003, the Company executed an investment banking agreement with Chicago Investment Group, LLC, a privately owned investment banking firm. Under the terms of the agreement, Chicago Investment Group will provide consultation and assistance to the Company in raising between $2 million and $5 million in funding. The Company is also seeking sources to raise $1 million in bridge financing.

CONTROLS AND PROCEDURES

     On September 27, 2003, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Chief Financial Officer (also acting as the Company's acting Chief Executive Officer) concluded that the Company maintains effective disclosure controls and procedures that ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified
in the SEC's rules and forms.   Specifically, the disclosure controls and
procedures assure that information is accumulated and communicated to the Company's management as appropriate, to allow timely decisions regarding
required disclosure.   There have been no significant changes in the Company's
internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

RISKS AND UNCERTAINTIES

     The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

     OHANA HAS ONLY A LIMITED OPERATING HISTORY. The Company has only a limited operating history upon which can be based an evaluation of its prospects. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to introduce new products into new and rapidly evolving markets characterized by intense competition. To address these risks and uncertainties, the Company must, among other things, successfully market the talents and capabilities of its management team and complete and introduce products and product enhancements in a timely manner, continue to upgrade and commercialize its technologies, compete effectively with a large number of technologically sophisticated and well financed companies, and attract, retain and motivate highly qualified personnel, and manage rapid growth. There can be no assurance that Ohana will successfully address these challenges.

     THE COMPANY HAS A HISTORY OF LOSSES, AND ITS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT DATED SEPTEMBER 9, 2003, INCLUDES AN EXPLANATORY PARAGRAPH RELATING TO SUBSTANTIAL DOUBT AS TO OHANA'S ABILITY TO CONTINUE AS A GOING CONCERN. Since the Company's inception in 2001, it has incurred substantial losses from operations, resulting primarily from costs related to development of its technology and building its infrastructure. Because of Ohana's status as a development stage company and the need to conduct additional research and development prior to completing its technology and introducing services to the market, management expects to incur net losses for the foreseeable future. If the Company's growth is slower than anticipated or operating expenses exceed expectations, Ohana's losses will be significantly greater. The Company may never achieve profitability. Primarily as a result of these recurring losses, Ohana's independent certified public accountants modified their report on the June 30, 2003 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

         The Company's business plan requires that it incur significant operating expenses in order to develop and extend its business model, its technology and its operations, as well as respond to unanticipated competitive pressures. At this time, the Company does not have a source of operating capital, as it is still in the development stage. As a result, Ohana intends to raise additional capital through public or private debt or the sale of equity and/or debt securities. There can be no assurance that additional financing will be available on terms favorable to Ohana, or that additional financing will be available at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to develop its technology, respond to unanticipated competitive pressures, or continue to fund its operations.
Such inability could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

     OHANA NEEDS SIGNIFICANT ADDITIONAL CAPITAL. The Company is currently experiencing a capital shortfall. Management estimates that current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. Although the Company has entered into an agreement with Chicago Investment Group, LLC for assistance in raising capital, to date the Company has not received any additional funding. Ohana therefore needs to raise additional funds immediately. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's common stock. The Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to Ohana or at all.
If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.


     THE COMPANY WILL BE DEPENDENT UPON THE HUMAN RESOURCES MARKET FOR ITS REVENUES. Human Resources, traditionally considered a cost center, is one of the last corporate departments to adopt technological change. However, management believes that the market for business process outsourcing is growing rapidly as is the number of companies entering this market. The Company's success will depend, in part, upon its ability to build a reliable, scalable application in a timely manner and to be able to enhance, re-package and re-brand that technology to create new service offerings. There is no assurance that the Company will be able to develop its service for commercial deployment before evolving industry standards render the service unwanted, undesirable or obsolete. As a result more advanced services produced by Ohana's competition could erode the Company's competitive position or inhibit entrance into desired markets.

     THE COMPANY'S "VISUAL INTERVIEWS" SERVICE WILL BE DEPENDENT UPON MICROSOFT'S .NET PLATFORM. Initially, the Company's "Visual Interviews" service will be developed as an Application Service Provider (ASP) product with future enhancement to upgrade the application to a standards-based Microsoft .NET platform. This will allow Ohana to create a HR "Web Service" using widely accepted data standards. Management's strategy is to develop the application in parallel with Microsoft's newest technology to attempt to gain increased credibility and market acceptance. However, even if the market for Microsoft services experiences substantial growth, there can be no assurance that the Company's services will be commercially successful or will benefit from such growth. Further, even if initially successful, any continued development and expansion of the market for Ohana's services will depend in part upon the Company's ability to create and develop additional services and to adjust
existing applications in accordance with changing   client needs and
preferences, all at competitive prices.

     THE COMPANY'S SERVICES WILL BE HIGHLY CONFIDENTIAL AND DEPENDENT UPON UNINTERRUPTED INTERNET SERVICE. The Company's services will be confidential in nature. These services will be delivered via the Internet and video and data will be hosted with third party service providers. While the Company will negotiate for service level agreements, there can be no assurance that the Company's services will not be interrupted or that confidential information will not be breached. Interruptions of service could also arise from network outages, periodic system upgrades, and internal system failures. Failures in performance, reliability or availability of our services could severely affect the Company's credibility and inhibit the Company's future ability to attract new clients.

     THERE CAN BE NO ASSURANCE THAT THE COMPANY'S SERVICES WILL BE ACCEPTED BY THE MARKET. The Company's ability to succeed will also be significantly affected by market acceptance and adoption of its anticipated services. The Company's service is a new application that would alter traditional methods of hiring. The Company intends for its services to be timesaving tools that will allow human resource managers and recruiters to become more strategic in their roles and less administrative. There is potential that HR professionals could initially feel threatened by or inconvenienced by Ohana's anticipated services. The Company will seek feedback during the application development and testing phases as well as ongoing comments to make its service applications useful and easy to utilize. There can be no assurance that the Company's market will adopt and utilize the Company's services to any degree to provide necessary operational revenues.

     OHAHA WILL BE DEPENDENT ON STRATEGIC PARTNERS TO BUILD ITS INFRASTRUCTURE. To achieve its business plan, the Company's growth is dependent upon the build out of infrastructure required to deliver the service on a broad scale. Establishing interviewing locations in major cities worldwide will be very cost prohibitive for the Company at this early stage. The Company intends to develop relationships with strategic partners in order to build out the infrastructure with lower cost outlay until operations provide sufficient revenues to support opening its own locations. The Company may be unable to attract such partners or to negotiate such terms acceptable to the Company. Failure to do so could materially and adversely affect the Company's business, operating results and financial condition.

     OHANA MAY BE UNABLE TO MANAGE ITS GROWTH. Should the Company experience rapid growth, its failure to manage such growth could cause substantial increases in operating costs and harm its ability to achieve profitability and, therefore, decrease the value of its stock. Rapidly expanding Ohana's business would require the Company to invest significant amounts of capital in its operations and resources, which would substantially increase operating costs. As a result, the Company's failure to manage its growth effectively could cause substantial increases in operating costs without corresponding increases in revenue, thereby harming the Company's ability to achieve or sustain profitability. Also, management may have to divert a disproportionate amount of its attention away from the Company's day-to-day activities and devote a substantial amount of time managing growth.

     THE COMPANY'S OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER. Due to the early stage of development of the Company and lack of market experience with a new service application, the Company's quarterly operating results will be difficult to predict and may fluctuate significantly from quarter to quarter. Consequently, the market price of Ohana's securities has been, and can be expected to continue to be, highly volatile. Factors such as announcements by the Company or others of technological innovations, new commercial products, regulatory approvals or proprietary rights developments and competitive developments all may have a significant impact on the Company's future business prospects and market price of its securities.



ITEM 7. FINANCIAL STATEMENTS

     Consolidated financial information relating to Ohana Enterprises, Inc., a Delaware corporation ("Company") and its subsidiary, Visual Interviews, Inc., a Nevada corporation, together with the report of Lucas, Horsfall, Murphy & Pindroh, LLP dated September 9, 2003, required by this item are included as pages F-1 to F-14 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 29, 2003, we filed an amended Current Report on Form 8-K/A in connection with the dismissal of Jones Simkins, LLP, and the engagement of Lucas, Horsfall, Murphy, & Pindroh, LLP, as our independent public accountants.

     The dismissal was authorized by the Company's Audit Committee and approved by the Board of Directors. The former accountants were dismissed by the Company on the basis of the lack of proximity - while the Company's former offices were located in Salt Lake City, Utah, the same general location as the offices of Jones Simkins LLP, the Company had recently relocated its executive offices to Southern California. With a goal of reducing expenses, management believed that retaining a local auditor would be in the best interests of the Company. Jones Simkins LLP was previously engaged to audit the Company's March 31, 2002 financial statements. Except for a modification paragraph which indicated an uncertainty relating to the Company's ability to continue as a going concern, the report provided by Jones Simkins for the last year did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to audit scope or accounting principles. During the Company's most recent fiscal year and the subsequent period through April 21, 2003, there were no disagreements with the former accountants on any matter of accounting procedures, or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

     Effective the same date, the Company's Audit Committee approved the Company's engagement of Lucas, Horsfall, Murphy & Pindroh, LLP, located in Pasadena, California, as the Company's new independent certified public accountants. During the Company's most recent fiscal year and the subsequent period prior to such appointment, the Company had not consulted the newly engaged accountant regarding the application of accounting principals to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's Chief Financial Officer and acting Chief Executive Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Financial Officer and acting Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect These controls subsequent to the date of the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons were serving as our executive officers and directors at June 30, 2003:

Name                              Age    Position(s) and Office(s)

Gerard Nolan                      48     President, CEO and a
                                         Director (1)
Catherine Thompson                37     CFO, Secretary and a
                                         Director
David Cronshaw                    44     CTO and Director (2)
Michael Avatar                    44     Director
Rowan Campbell                    36     Director
__________________________
     (1) Mr. Nolan was terminated as our President and CEO effective August 29, 2003. He resigned as a member of the Board of Directors effective October 13, 2003.
     (2) Mr. Cronshaw was terminated as CTO effective September 4, 2003. He resigned as a member of the Board of Directors effective October 14, 2003.

     Gerard Nolan. Mr. Nolan served as President and Chief Executive Officer and as a member of the Board of Directors since October 2002. During his 25-year career, Mr. Nolan has been involved with the management and R&D of high tech companies that were expanding rapidly and reinventing themselves to fit into an evolving marketplace. He was President and CEO of a Web services and software development company, V2 Commerce, from August 2000 to May 2001, and served for 13 years with the technology, research and development and manufacturing arm of Ford Motor Company (Ford Aerospace), and ten years as a senior executive (as a Vice President from 1997 to 2000) with Science Applications International Corporation (SAIC) in San Diego. Mr. Nolan founded Blackthorn Group, a management consulting company specializing in starting new company turnarounds, and helping growth phase companies expand, diversify and become more profitable.

     Catherine Thompson. Ms. Thompson has served as Chief Financial Officer and Secretary and as a member of the Board of Directors since co-founding Ohana in October 2002. She co-founded in May 1995, and served as CFO and Secretary of V2Commerce Corp., a software development company operating on the Application Service Provider model. From March 1997 to January 2000, Ms. Thompson was employed by Genetronics, Inc. as a strategic analyst, where she identified a new market opportunity for the company's dermatology product and worked closely with the CEO to develop the strategic plan and to seek funding for a spin-off company. Ms. Thompson also authored a business plan for Genetronic's oncology business and provided analysis to secure a partnership with the Ethicon, Inc. division of Johnson & Johnson. Prior to Genetronic, she was employed for six years as Controller of a retail/wholesale jewelry company with annual revenues of $5 million. Ms. Thompson has a Masters of Science degree in Finance from San Diego State University and a Bachelors of Business Administration degree in Finance from the University of Texas at Austin. Ms. Thompson passed the CPA exam in 1989.

     David Cronshaw. Mr. Cronshaw served as the Chief Technology Officer of Ohana and as a member of the Board of Directors since its founding in October 2002. Mr. Cronshaw's professional career spans over 20 years. Mr. Cronshaw was the CTO of the online entertainment division of Tribune Media Services, Zap2it. Cronshaw conceptualized Zap2it under Tribune Media Services. Prior to Zap2it, Mr. Cronshaw conceptualized and founded UltimateTV, a TV information company where he was the VP of Engineering for 5 years before Tribune Media Services purchased the company. He continued to manage the operations of UltimateTV until, as a result of his efforts, Microsoft purchased the name and trademark in May 2000 and converted it to a satellite-based entertainment service. He also worked as an Engineer in Broadcast TV as well as an Engineer in the defense industry at Delco Electronics from Mr. Cronshaw has a Bachelor of Science Electrical/Computer Engineering degree from U.C. Santa Barbara.

     Michael Avatar. Mr. Avatar has served as a member of Ohana's Board of Directors since October 2002. Over the past two decades, Mr. Avatar has founded and presided over several publicly traded telecommunications, entertainment and technology companies. Mr. Avatar, an entrepreneur and marketer, founded Independent Entertainment Group, which owned Action Pay-Per-View and Night Action Network, that were ultimately sold to BET (Black Entertainment Television. He also served as Founder/President of System 800 International, Inc., which was the original Service Bureau and the first value added reseller of inbound 800 services, becoming the largest customer of MCI, Sprint and AT&T in this new niche market.

     Rowan S. Campbell. Mr. Campbell has served as a member of Ohana's Board of Directors since January 2001. He has worked in research for the Department of Pathology, University of North Texas Health Science Center on projects including FBI technical DNA analysis methodology validation, development of systems for evidence capture for sexual assault, and studies on short tandem repeat (STR) loci for use in US Combined DNA index systems. Mr. Campbell has a PhD. in Biomedical Sciences from University of North Texas at Fort Worth. He also has a Bachelor of Science degree in Zoology (1993) and a Bachelor of Science degree in Biology (1995) from the University of Texas at Austin.


Committees of the Board of Directors

     Ohana currently has an Audit Committee. Michael Avatar serves as the Audit Committee's sole member. The Audit Committee oversees the Company's financial reporting processes and is responsible for reviewing the Company's financial condition. Ohana does not currently have a Compensation Committee or any other committee of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

     Ohana did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended
June 30, 2002 and 2001.  Mr. Gerard Nolan, our Chief Executive
Officer, participated in deliberations of the Board of Directors relating to his compensation.

Section 16(a) Beneficial Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange
Commission. These persons are required to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms received by the Company, management believes that during the year ended June 30, 2003, all required reports were timely filed.



ITEM  10.         EXECUTIVE COMPENSATION


     No executive officer of the Company received cash compensation in excess of $100,000 during the years ended June 30, 2002 or 2003.

     Ohana's executive officers have entered into consulting agreements with the Company. The terms of these consulting agreements are as follows:

Nolan Consulting Agreement:  Ohana entered into a consulting agreement with
--------------------------
Gerard Nolan on December 18, 2002. The consulting agreement engaged Mr. Nolan to provide business consulting services to the Company, including management consulting, strategic planning and business development services. In consideration for these services (provided and to be provided by December 31, 2002), the Company agreed to pay a total of $11,950 to Mr. Nolan through the issuance of an aggregate of 3,983,651 shares of the Company's common stock. By an amendment dated January 3, 2003, Mr. Nolan agreed to provide these consulting services through March 2003, for additional consideration of $15,000 per month. No additional shares of common stock were issued.

Cronshaw Consulting Agreement:  Ohana entered into a consulting agreement with
-----------------------------
David Cronshaw on December 18, 2002. The consulting agreement engaged Mr. Cronshaw to provide business consulting services to the Company, including product design, strategic planning and business development services. In consideration for these services (provided and to be provided by December 31, 2002), the Company agreed to pay a total of $7,125 to Mr. Cronshaw through the issuance of an aggregate of 2, 202,675 shares of the Company's common stock. By an amendment dated January 3, 2003, Mr. Cronshaw agreed to provide these consulting services through March 2003, for additional consideration of $9,167 per month. No additional shares of common stock were issued.

Thompson Consulting Agreement:  Ohana entered into a consulting agreement with
-----------------------------
Catherine Thompson on December 18, 2002. The consulting agreement engaged Ms. Thompson to provide business consulting services to the Company, including management consulting, strategic planning and financial management. In consideration for these services (provided and to be provided by December 31, 2002), the Company agreed to pay a total of $6,325 to Ms. Thompson through the issuance of an aggregate of 2,108,333 shares of the Company's common stock. By an amendment dated January 3, 2003, Ms. Thompson agreed to provide these consulting services through March 2003, for additional consideration of $9,167 per month. No additional shares of common stock were issued.

     No stock options were granted during the years ended June 30, 2002 and 2003. The Company does not currently have a stock option plan.


Compensation of Directors

     Michael Avatar was awarded 350,000 shares of restricted stock as compensation for serving on the Board for the year ended June 30, 2003.


Limitation of Liability and Indemnification

     The Company's Certificate of Incorporation and By-laws provide for indemnification of Ohana's officers and directors to the fullest extent permissible under Delaware law.

     The Company currently does not have directors' and officers' liability insurance to defend and indemnify directors and officers who are subject to claims made against them for their actions and omissions as directors and officers. Ohana intends to purchase this insurance when funds are available.

     To the extent provisions of the Company's Certificate of Incorporation provide for indemnification of directors for liabilities arising under the Securities Act of 1933 or the Securities Exchange Act of 1934, those provisions are, in the opinion of the Securities and Exchange Commission, against public policy and therefore are unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of September 27, 2003, by each person or group of affiliated persons who management knows beneficially owned 5% or more of Ohana's common stock, each of the Company's directors, and all of its directors and executive officers as a group.

     Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The amount of shares owned by each shareholder in the following table was calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed. The total number of outstanding shares of common stock at September 27, 2003, was 17,359,638.


                                   Number of Shares          Percentage of
                                     Beneficially             Outstanding
Name and Address(1)                     Owned                    Shares
-----------------------        --------------------------   -----------------

Gerard Nolan                          4,920,414                  27.55%


Catherine Thompson                    2,364,785                  13.24%


David Cronshaw                        2,636,186                  14.76%


Michael Avatar                          356,000                   1.99%


Rowan Campbell                              --                     --


Hudson Consulting                    11,257,268 (2)              63.04%
  Group Inc.
268 West 400 South
Salt Lake City, UT 84101

Comet Management Consulting           1,508,617                   8.45%
2769 West River Walk
  Circle, Unit L
Littleton, CO  80123

Isaac Simmons and                       937,300                   5.25%
  Kathryn Christmann

Interactive Ideas                       971,700                   5.44%
  Consulting Group

All
Officers and Directors as
a Group (five persons)               10,277,385                  59.20%
____________________
(1) Unless otherwise stated, the address of all persons in the chart is c/o Ohana Enterprises, Inc., 2899 Agoura Road, #168, Westlake Village, California 91361.
(2) Hudson holds voting rights to these shares, held in escrow pursuant to a Stock Pledge Agreement.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following describes transactions to which the Company was or is a party and in which any of the Company's directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

     The Company has entered into consulting agreements with Gerard Nolan, its former Chief Executive Officer, Catherine Thompson, its Chief Financial Officer, and David Cronshaw, its former Chief Technical Officer. See "Item 10 - Executive Compensation".



ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

            NUMBER  DESCRIPTION
            ------  -----------------------------------------------------
               2.1 Stock Purchase Agreement date August 27, 2002 by and among Hudson Consulting Group, Inc., a Nevada corporation, and each of Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan Thomas, and Phillip Crawford (1)

               2.2 Stock Pledge Agreement date August 27, 2002 by and among Hudson Consulting Group, Inc., a Nevada corporation ("Secured Party"), and each of Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan Thomas, and Phillip Crawford (each a "Pledgor" and collectively "Pledgors"), and Silicon Valley Law Group, a law corporation ("Pledgeholder")(1)

               2.3 Stock Purchase Agreement and Plan of Reorganization dated August 27, 2002, by and among Torchmail Communications, Inc., a Delaware corporation, Virtual Interviews, a Nevada corporation, and each of the Shareholders of VI as listed on the signature page (1)

               3.1  Articles of Incorporation of Torchmail Communications, Inc.
                    (2)

               3.2 Agreement of Merger of Erly Industries, Inc. into Torchmail Communications, Inc. (3)

              10.01 Consulting Agreements, dated December 18, 2002 and January
                    3, 2003, respectively, by and between Gerard Nolan and the Registrant. (4)

              10.02 Consulting Agreements, dated December 18, 2002 and January
                    3, 2003, respectively, by and between Catherine Thompson and the Registrant. (4)

              10.03 Consulting Agreements, dated December 18, 2002 and January
                    3, 2003, respectively, by and between David Cronshaw and the Registrant. (4)

              10.04 Amendment to Consulting Agreement Dated December 18, 2002,
                    By and Between Ohana Enterprises, Inc. and Gerard Nolan. (4)

              10.05 Amendment to Consulting Agreement Dated December 18, 2002,
                    By and Between Ohana Enterprises, Inc. and Catherine Thompson. (4)

              10.06 Amendment to Consulting Agreement Dated December 18, 2002,
                    By and Between Ohana Enterprises, Inc. and David Cronshaw.
                    (4)

               99.1 Certification of Chief Financial Officer and Acting Chief
                    Executive Officer

               --------------------------
               (1) Incorporated by reference to that certain Current Report or Form 8-K filed with the Commission on October 31, 2002.
               (2)  Incorporated by reference from Form 14C filed 12/19/2000.
               (3) Incorporated by reference from Form 10-QSB filed August 1, 2001.
               (4) Incorporated by reference to that certain Registration Statement on Form S-8 (File No. 333-106053) filed with the Commission on June 12, 2003.

               (b)  Reports on Form 8-K

                    (1) On October 31, 2002, the Company filed a Current Report on Form 8-K relating to Item 1, Changes in Control of Registrant, and Item 2, Acquisition or Disposition of Assets, pertaining to the acquisition of 100% of the outstanding stock of Virtual Interviews. An amended Current Report on Form 8-K/A relating to Item 7, Financial Statements of Business Acquired and Pro Forma Financial Information was filed on May 7, 2003.

                    (2) On March 14, 2003, the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, regarding a dispute with Hudson Consulting Group, Inc.

                    (3) On April 8, 2003, the Company files a Current Report on Form 8-K relating to Item 5, Other Events, regarding the Quarterly Report filed on Form 10QSB for the nine months ended on December 31, 2002 and the required forthcoming amendment.

                    (4) On April 29, 2003, the Company filed an amended Current Report on Form 8-K/A relating to Item 4, Change in Certifying Accountant, in connection with the dismissal of Jones Simkins, LLP and the engagement of Lucas, Horsfall, Murphy, and Pindroh, LLP, as the Company's independent public accountants.

                    (5) On September 9, 2003, the Company files a Current Report on Form 8-K relating to Item 5, Other Events, regarding the release of Gerard A. Nolan from his responsibilities as President and CEO of both Ohana Enterprises and Visual Interviews.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the fiscal years ended June 30, 2002 and 2003, the Company's independent auditors billed an aggregate of $16,000 and $14,575, respectively, for professional audit services rendered to the Company for the audit of the Company's annual financial statements and review of quarterly financial statements. No tax or other services were provided by the independent auditors.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 2003.


OHAHA ENTERPRISES, INC.


  /s/ Catherine Thompson
------------------------
     Catherine Thompson
     Chief Financial Officer


                                POWER OF ATTORNEY

     Each person whose signature appears below authorizes Catherine Thompson to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-KSB necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                          Date
------------------         -----------------------              -------------

/s/ Catherine Thompson
----------------------
Catherine Thompson          Chief Financial Officer          October 14, 2003
                              And a Director

----------------------
David Cronshaw               Director               October 14, 2003


/s/ Michael Avatar
----------------------
Michael Avatar               Director               October 14, 2003


/s/ Rowan Campbell
----------------------
Rowan Campbell               Director               October 14, 2003

CERTIFICATION

        I, Catherine Thompson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ohana Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2003


    /s/ Catherine Thompson
        ------------------
        Catherine Thompson
        Chief Financial Officer

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

                   (with Independent Auditors' Report Thereon)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Pages
                                                                         -------

Independent Auditors' Report                                               F-1

Consolidated Balance Sheet                                                 F-2

Consolidated Statements of Operations                                      F-3

Consolidated Statements of Stockholders' Equity (Deficit)                  F-4

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
Ohana Enterprises, Inc. and Subsidiary
Westlake Village, CA

We have audited the accompanying consolidated balance sheet of Ohana Enterprises, Inc. and Subsidiary (the "Company") (a Development Stage Company) as of June 30, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2003 and from July 1, 2001 (inception) to June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referenced to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2003, and the results of their operations and cash flows for each of the two years in the period then ended and from July 1,2001 (inception) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $716,495 during the year ended June 30, 2003, and as of that date, had an accumulated deficit of $769,973. As described in Note 6 to the consolidated financial statements, the Company's management is attempting to raise additional capital through various means, the success of which is uncertain. Thus, the condition of the Company raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Lucas, Norsfall, Murphy, and Pindrak, LLP
Pasadena, California
September 9, 2003

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2003


                                     ASSETS
CURRENT ASSETS
  Cash                                                           $  25,190
  Prepaids                                                          93,300
                                                                 ----------

      Total Current Assets                                         118,490
                                                                 ----------

TOTAL ASSETS                                                     $ 118,490
                                                                 ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $  86,103
  Related party payables                                           148,147
                                                                 ----------

      Total Current Liabilities                                    234,250
                                                                 ----------

LONG-TERM LIABILITIES                                              200,000
                                                                 ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 250,000,000 authorized,
    16,629,638 issued and outstanding                               16,630
  Additional paid-in-capital                                       489,323
  Stock subscriptions receivable                                   (51,740)
  Accumulated deficit in the development stage                    (769,973)
                                                                 ----------

      Total Stockholders' Equity (Deficit)                        (315,760)
                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 118,490
                                                                 ==========


          See accompanying notes to consolidated financial statements.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
            For the Years Ended June 30, 2003 and 2002 and the period
                          July 1, 2001 to June 30, 2003



                                                                                    July 1, 2001
                                                                                   (inception) to
                                                            2003         2002       June 30, 2003
                                                        ------------  -----------  ---------------
General and Administrative Expenses                     $   516,495   $   53,478   $      569,973
                                                        ------------  -----------  ---------------

Loss from Operations                                       (516,495)     (53,478)        (569,973)

Provision for loss on related parties notes receivable     (200,000)           -         (200,000)
                                                        ------------  -----------  ---------------

  Net Loss                                              $  (716,495)  $  (53,478)  $     (769,973)
                                                        ============  ===========  ===============

  Basic and Diluted Weighted Average Number
    of common shares outstanding                         10,946,102    5,112,391
                                                        ============  ===========

  Net Loss Per Common Share
    Basic and Diluted                                   $     (0.07)  $    (0.01)
                                                        ============  ===========


          See accompanying notes to consolidated financial statements.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                        Additional     Stock
                                        No. of           Paid-in-  Subscription Accumulated
                                        Shares  Amount   Capital    Receivable   (Deficit)     Total
                                        ------  -------  --------  ------------  ----------  ---------
Balances at July 1, 2001                     -  $     -  $      -  $         -   $       -   $      -

Issuance of Common Stock for Services:
  November 30, 2001 at $0.30 per share  69,667       70    21,087            -           -     21,157
  May 31, 2002 at $0.30 per share       18,345       19     5,484            -           -      5,503
  June 30, 2002 at $0.30 per share       3,000        3       897            -           -        900

Sale of Common Stock
  November 30, 2001 at $0.30 per share   2,833        3       847         (850)          -          -

Net Loss                                     -        -         -            -     (53,478)   (53,478)
                                        ------  -------  --------  ------------  ----------  ---------

Balances at June 30, 2002               93,845  $    95  $ 28,315  $      (850)  $ (53,478)  $(25,918)
                                        ======  =======  ========  ============  ==========  =========

                                Continued on F-5


          See accompanying notes to consolidated financial statements.

                                  Ohana Enterprises, Inc. and Subsidiary
                                       (A Development Stage Company)
                    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                            Additional      Stock
                                          No. of              Paid-in-   Subscription Accumulated
                                          Shares    Amount    Capital     Receivable   (Deficit)     Total
                                        ----------  -------  ---------  ------------  ----------  ----------
Balances at June 30, 2002                   93,845  $    95  $ 28,315   $      (850)  $ (53,478)  $ (25,918)

Issuance of Common Stock for Services:
  October 7, 2002 at $0.30 per share         2,400        2       718             -           -         720
  October 7, 2002 at $0.003 per share    9,216,667    9,217    18,433             -           -      27,650
  November 21, 2002 at $0.06 per share     800,000      800    49,200             -           -      50,000
  January 28, 2003 at $0.10 per share    1,000,000    1,000    99,000             -           -     100,000
  March 14, 2003 at $0.13  per share       800,000      800    99,200             -           -     100,000
  March 19, 2003 at $0.15 per share        300,000      300    44,700             -           -      45,000
  March 24, 2003 at $0.15 per share        100,000      100    14,900             -           -      15,000
  June 27, 2003 at $0.50 per share          50,000       50    24,950             -           -      25,000

Issuance of Common Stock for
  Assumption of Payables
    October 7, 2002 at $0.02 per share      71,631       72     1,361             -           -       1,433

Issuance of Common Stock for
  Subscription Receivable
  April 23, 2003 at $0.20 per share,
  net of offering cost of $6,604           471,720      472    87,268       (87,740)          -           -

Payment Received on Subscription
  Receivable
  June 18, 2003                                  -        -         -        36,000           -      36,000

Effect of Merger
  October 18, 2002                       3,523,375    3,522    (3,522)            -           -           -

Sale of Common Stock
  January 21, 2003 at $.125 per share      200,000      200    24,800             -           -      25,000

Payment on Related Party Subscription
  Receivable, December 31, 2002                  -        -         -           850           -         850

Net Loss                                         -        -         -             -    (716,495)   (716,495)
                                        ----------  -------  ---------  ------------  ----------  ----------

Balances at June 30, 2003               16,629,638  $16,630  $489,323   $   (51,740)  $(769,973)  $(315,760)
                                        ==========  =======  =========  ============  ==========  ==========


          See accompanying notes to consolidated financial statements.

                              Ohana Enterprises, Inc. and Subsidiary
                                  (A Development Stage Company)
                              Consolidated Statements of Cash Flows
                     For the Years Ended June 30, 2003 and 2002 and the Period
                          from July 1, 2001 (inception) to June 30, 2003


                                                                                    July 1, 2001
                                                                                   (inception) to
CASH FLOWS FROM OPERATING ACTIVITIES                          2003       2002      June 30, 2003
                                                           ----------  ---------  ----------------
  Net Loss                                                 $(716,495)  $(53,478)  $      (769,973)
  Adjustments to Reconcile Net Income to Net Cash Used by
    operating activities
  Non-cash adjustments
    Effect of merger                                         (27,717)         -           (27,717)
    Provision for loss on receivable received in merger      200,000          -           200,000
    Common stock issued for services                         313,370     27,560           340,930
  Changes in:
    Prepaids                                                 (13,300)         -           (13,300)
    Accounts payable and accrued liabilities                  60,185     25,918            86,103
    Related party payables                                   148,147          -           148,147
                                                           ----------  ---------  ----------------

      NET CASH USED BY OPERATING ACTIVITIES                  (35,810)         -           (35,810)
                                                           ----------  ---------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of Common Stock                          25,000          -            25,000
  Payment received on subscription receivable                 39,102          -            39,102
  Offering costs                                              (3,102)         -            (3,102)
                                                           ----------  ---------  ----------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES               61,000          -            61,000
                                                           ----------  ---------  ----------------

NET CHANGE IN CASH                                            25,190          -            25,190

CASH, beginning of year                                            -          -                 -
                                                           ----------  ---------  ----------------

CASH, end of year                                          $  25,190   $      -   $        25,190
                                                           ==========  =========  ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
    Stock issued for services                              $ 363,370   $ 27,560   $       390,930
                                                           ==========  =========  ================


          See accompanying notes to consolidated financial statements.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


1.     NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

Ohana Enterprises, Inc. and Subsidiary, a Delaware corporation, is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30.

Ohana Enterprises will provide services and products within the market segment of human resource professional services and outsourcing. The Company will provide employers, recruiters and search firms the tools and services to facilitate the initial screening and skills assessment of job candidates. Ohana Enterprises will conduct the candidate interview at one of its professional office locations, capture the interview on video, and stream it to the client on demand over a secure private intranet. Candidate interviews will be archived for client review. Human Resource Managers will be able to designate viewing permissions to other hiring managers within the organization. The Company's service will be targeted at the professional, managerial, and specialized hiring needs of Global 2000 companies and private industry. The service will be distributed directly through the Ohana Enterprises sales force and indirectly through distribution partners such as recruiting agencies and executive outplacement firms.

Business Recapitalization and Restatement
-----------------------------------------

On October 18, 2002, all of the outstanding capital stock of Virtual Interviews, Inc. was acquired by Torchmail Communications, Inc. (Torchmail). In connection with this transaction, all of the outstanding shares of Virtual Interviews, Inc., were exchanged for 93,845 shares of Torchmail with Torchmail as the surviving corporation, which changed its name to Ohana Enterprises, Inc. The acquisition has been treated as a reverse acquisition and a recapitalization of Ohana Enterprises, Inc. for accounting and financial statement reporting purposes. The Company's operating subsidiary has since changed its name to Visual Interviews, Inc.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Ohana Enterprises, Inc. and its wholly owned subsidiary. Significant intercompany accounts have been eliminated.

Revenue Recognition
-------------------

Service revenue is recognized ratably over the contractual period or as services are performed. An initial setup fee will be charged and will be recognized as revenue ratably over the period for which the services are provided. When other significant obligations remain after services are delivered, revenue is recognized only after such obligations are fulfilled.

Advertising Costs
-----------------

Advertising and promotion costs are expensed as incurred.

Research and Development
------------------------

Research and development expenditures are charged to operations as incurred.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation
------------------------

In  December  2002  the  FASB  issued  SFAS  No. 148, Accounting for Stock-Based
Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company has reviewed SFAS 148 and its adoption did not have a material effect on its consolidated financial statements.

Valuation of the Company's Common Stock
---------------------------------------

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at fair value of the consideration received or at the market value of the Company's common stock on the date the transaction was entered into.

Stock  Split
------------

The board of directors declared a one hundred-to-one reverse stock split effective October 7, 2002. All per-share amount and number of shares outstanding in this report have been restated retroactively.

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. Currently no common stock equivalents are outstanding.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts of cash, prepaid expenses, and accounts payable payable approximate fair value because of the short maturity of these items.

Statement of Cash Flows
-----------------------

For the purpose of the statement of cash flows, cash includes amounts "on-hand" and amounts deposited with financial institutions.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, actual results may differ from those estimates.

Recently Issued Accounting Pronouncements
-----------------------------------------

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to
sale-leaseback   transactions.   The   standard   makes  a  number  of
consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption did not have a material effect on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has reviewed SFAS 146 and its adoption did not have a material effect on its consolidated financial statements.

2.   SUBSCRIPTION  RECEIVABLES

On or about April 23, 2003, the Company entered into a subscription agreement with an underwriter. The agreement was for the underwriter to sell 1,500,000 shares at $0.20 per share. The underwriter sold 221,590 shares on June 10, 2003. The agreement includes a commission to be received by the underwriter in return for selling the shares. See note 8. - SUBSEQUENT EVENTS.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

3.   INCOME  TAXES

Income taxes are provided pursuant to SFAS No. 109 Accounting for Income Taxes. This statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carryforward is not probable at June 30, 2003, the tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

The composition of the Company's deferred tax assets and the tax effects of temporary differences and carryforwards that give rise to deferred assets are as follows:

Deferred tax assets:
  Net operating loss carryforwards     $  178,764
                                       -----------

  Gross deferred tax assets               178,764
  Valuation allowance                    (178,764)
                                       -----------

Net deferred tax assets                $     -
                                       ===========

The components of deferred income tax expense (benefit) were as follows:

Temporary differences:
  Net operating loss carryforward      $  166,796
  Increase in valuation allowance        (166,796)
                                       -----------

                                       $     -
                                       ===========

No provision for income taxes has been recorded for the periods ended June 30, 2003 and 2002, as the Company has incurred losses during those periods.

The Company has approximately $769,000 of federal and state net loss carryforwards available to reduce future federal tax liabilities which will begin to expire in 2022 and 2013, respectively.

4.   RELATED  PARTY  PAYABLES

The Company owes a total of $148,147 to management as reimbursement for expenses incurred during the development phase of operations. These are non-interest bearing obligations of the Company.

5.   MANAGEMENT  EMPLOYMENT  CONTRACTS

The Company, from time to time, enters into consulting agreements with members of Company management. The total amount due under these contracts as of June 30, 2003 is $100,000.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


6.   GOING  CONCERN  AND  MANAGEMENT  PLANS

The Company has not had any revenues and has experienced operating losses since inception primarily caused by its continued development and marketing costs. As shown in the accompanying financial statements, the Company incurred a net loss of $716,495 for the year ended June 30, 2003 and as of June 30, 2003 has an accumulated deficit of $769,973. Those factors create an uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to pursue various means of obtaining additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

The Company is currently devoting its efforts to raising capital and to second generation development of the Visual Interviews service. Visual Interviews is seeking potential partners to enter into strategic alliances for sales, distributions and customer service. The Company has identified one such partner, and is finalizing the terms of the agreement (See note 8. "Subsequent Events"). This relationship would benefit Visual Interviews through the acceleration of product deployment and the minimization of initial cost outlays.

Visual Interviews has initialized the design of software requirements specifications for a second generation product with a third party developer. Other efforts are focused on building the Visual Interviews' Board of Directors and Advisors in an attempt to bring additional experience and industry expertise to the Company.

7.   LITIGATION

A complaint was filed in connection with the purchase and sale of securities in the public shell corporation, Torchmail Communications, Inc., the predecessor of the corporation. The complaint seeks damages of $200,000, plus attorneys' fees, costs and unspecified punitive damages. Management is of the opinion that they have meritorious defenses against this legal action.

8.   SUBSEQUENT  EVENTS

Subscription  Receivable
------------------------

Subsequent to year-end the underwriter sold an additional 250,130 shares on July 3, 2003. The underwriter contract expired on July 23, 2003, with 1,028,280 remaining shares to be sold. As of the expiration of the contract, the unpaid balance from the underwriter is $11,740. The remaining unsold shares wil be returned to the Company by the underwriter.

Strategic  Alliance
-------------------

On August 5, 2003, the Company executed a strategic alliance agreement with Osprey Capital LLC ("Osprey"). Osprey will provide strategic input and facilities in which Ohana's wholly-owned subsidiary, Visual Interviews, can develop and market its streaming video solution for interviews conducted by organizations.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


8.   SUBSEQUENT  EVENTS  (Continued)

Under the terms and conditions of the agreement, Osprey will become a substantial equity holder of Ohana. In return, Osprey will advise Ohana's management on funding and other strategic initiatives including the targeting and procurement of customers. The following milestones in the contract will provide for stock issuance to Osprey in accordance with article two of the contract:


             Activity                  Number of shares
----------------------------------     ----------------
Account Capture                               8,200,000
Product Development                           1,000,000
Office locations                              1,000,000
                                            -----------

                                             10,200,000
                                            ===========

The value of the stock issued will be value at fair value of the consideration received or at the market value of the Company's common stock on the date the milestones was met.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

            NUMBER  DESCRIPTION
            ------  -----------------------------------------------------
               2.1 Stock Purchase Agreement date August 27, 2002 by and among Hudson Consulting Group, Inc., a Nevada corporation, and each of Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan Thomas, and Phillip Crawford (1)

               2.2 Stock Pledge Agreement date August 27, 2002 by and among Hudson Consulting Group, Inc., a Nevada corporation ("Secured Party"), and each of Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan Thomas, and Phillip Crawford (each a "Pledgor" and collectively "Pledgors"), and Silicon Valley Law Group, a law corporation ("Pledgeholder") (1)

               2.3 Stock Purchase Agreement and Plan of Reorganization dated August 27, 2002, by and among Torchmail Communications, Inc., a Delaware corporation, Virtual Interviews, a Nevada corporation, and each of the Shareholders of VI as listed on the signature page (1)

               3.1  Articles of Incorporation of Torchmail Communications, Inc.
                    (2)

               3.2 Agreement of Merger of Erly Industries, Inc. into Torchmail Communications, Inc. (3)

               10.01 Consulting Agreements, dated December 18, 2002 and Januaray
                    3, 2003, respectively, by and between Gerard Nolan and the Registrant. (4)

               10.02 Consulting Agreements, dated December 18, 2002 and Januaray
                    3, 2003, respectively, by and between Catherine Thompson and the Registrant. (4)

               10.03 Consulting Agreements, dated December 18, 2002 and Januaray
                    3, 2003, respectively, by and between David Cronshaw and the Registrant. (4)

               10.04 Amendment to Consulting Agreement Dated December 18, 2002,
                    By and Between Ohana Enterprises, Inc. and Gerard Nolan. (4)

               10.05 Amendment to Consulting Agreement Dated December 18, 2002,
                    By and Between Ohana Enterprises, Inc. and Catherine Thompson. (4)

               10.06 Amendment to Consulting Agreement Dated December 18, 2002,
                    By and Between Ohana Enterprises, Inc. and David Cronshaw.
                    (4)

               99.1 Certification of Chief Financial Officer and Acting Chief
                    Executive Officer

               --------------------------
               (1) Incorporated by reference to that certain Current Report or Form 8-K filed with the Commission on October 31, 2002.
               (2)  Incorporated by reference from Form 14C filed 12/19/2000.
               (3) Incorporated by reference from Form 10-QSB filed August 1, 2001.
               (4) Incorporated by reference to that certain Registration Statement on Form S-8 (File No. 333-106053) filed with the Commission on June 12, 2003.