Form 10QSB
period 2003-09-30
OHANA ENTERPRISES
filed 2003-11-19
CIK 30966

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

        [X] Quarterly report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                               September 30, 2003

        [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

                        Commission file number: 001-07894

                             OHANA ENTERPRISES, INC.
  -----------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

              Delaware                                       95-2312900
             ----------                                      ----------
     (State or Other Jurisdiction                          (IRS Employer
          of Incorporation)                             Identification No.)


                 7275 Murdy Circle, Huntington Beach, CA  92647
  -----------------------------------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

                                 (917) 335-4245
               --------------------------------------------------
               Registrant's telephone number, including area code

               2899 Agoura Road, #168, Westlake Village, CA 91361
                ----------------------------------------- ------
                 (Former address, if changed since last report)


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

    The number of outstanding shares of the issuer's common stock, $0.001 par value ( the only class of voting stock), as of October 20, 2003 was 17,746,345.

   Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                   ---     ---
================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          (a) Condensed Consolidated Financial Statements
          -----------------------------------------------
          Condensed consolidated financial information relating to Ohana Enterprises, Inc., a Delaware corporation ("Company") and its subsidiary,
          Visual Interviews, Inc., a Nevada corporation, is provided on pages F-1 through F-4 of this Report.


          Financial Statements:                              Page
          -------------------------------

          Condensed Consolidated Financial Statements:
          Balance Sheets                                     F-1
          Statements of Operations                           F-2
          Statements of Cash Flows                           F-3
          Notes to Financial Statements                      F-4
================================================================================

                                Ohana Enterprises and Subsidiary
                                 (A Development Stage Company)
                             Condensed Consolidated Balance Sheets


                                                                     June 30,    September 30,
                                                                       2003          2003
                                                                    ----------  ---------------
                                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                              $  25,190   $           87
  Other receivables                                                         -            1,603
  Prepaid expenses                                                     93,300           87,498
                                                                    ----------  ---------------

TOTAL ASSETS                                                        $ 118,490   $       89,188
                                                                    ==========  ===============


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $  86,103   $       97,526
  Accrued liabilities - related parties                               148,147          209,228
  Note payable - Hudson Consulting                                    200,000          200,000
                                                                    ----------  ---------------

    Total Current Liabilities                                         434,250          506,754

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value, 10,000,000 shares authorized
    Issued and outstanding: nil                                             -                -
  Common stock, $0.001 par value, 200,000,000 authorized
     16,629,638 and 17,746,305, respectively
    issued and outstanding                                             16,630           17,746
  Additional paid-in capital                                          489,323          610,706
  Stock subscription receivable                                       (51,740)         (11,740)
  Accumulated deficit                                                (769,973)      (1,034,278)
                                                                    ----------  ---------------

    Total Stockholders' Equity (Deficit)                             (315,760)        (417,566)
                                                                    ----------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 118,490   $       89,188
                                                                    ==========  ===============


           The accompanying notes are an integral part of these financial statements.

                                 Ohana Enterprises and Subsidiary
                                  (A Development Stage Company)
                         Condensed Consolidated Statements of Operations


                                                                                    From Inception
                                                             Three Months Ended     (July1, 2001)
                                                               September 30,              to
                                                         --------------------------  September 30,
                                                             2002          2003          2003
                                                         ------------  ------------  ------------
                                                          (Unaudited)   (Unaudited)   (Unaudited)

General and administrative expenses                      $    41,972   $   264,305   $   834,278
                                                         ------------  ------------  ------------

Loss from operations                                         (41,972)     (264,305)     (834,278)

Provision for loss on related parties notes receivable             -             -      (200,000)
                                                         ------------  ------------  ------------

  Net loss                                               $   (41,972)  $  (264,305)  $(1,034,278)
                                                         ============  ============  ============

Basic  and diluted weighted average number of
  common shares outstanding                                9,384,544    16,951,740
                                                         ============  ============

Net loss per common share
  Basic and diluted                                      $     (0.00)  $     (0.02)
                                                         ============  ============


             The accompanying notes are an integral part of these financial statements.

                                Ohana Enterprises and Subsidiary
                                  (A Development Stage Company)
                         Condensed Consolidated Statements of Cash Flows


                                                                                   From Inception
                                                             Three Months Ended    (July1, 2001)
                                                                September 30,            to
                                                          ------------------------  September 30,
                                                              2002         2003         2003
                                                          ------------  ----------  ------------
                                                                 (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $   (41,972)  $(264,305)  $(1,034,278)
  Adjustments to reconcile net loss to net used by
    operating activities
  Non-cash adjustments:
    Effect of Merger                                                                    (27,717)
    Provision for loss on receivable received in merger                                 200,000
    Issuance of stock for services                                  -     122,500       463,430
  Changes in:
    Accounts receivable                                             -      (1,603)       (1,603)
    Prepaid expenses                                                -       5,801        (7,499)
    Accounts payable and accrued liabilities                   41,122      89,886       175,989
    Accrued liabilities - related parties                           -     (17,382)      130,765
                                                          ------------  ----------  ------------

      NET CASH USED BY OPERATING ACTIVITIES                      (850)    (65,103)     (100,913)


CASH FLOWS FROM FINANCING ACTIVITIES
  Payment received on subscription receivable                     850      40,000        79,102
  Proceeds from sale of common stock                                -           -        25,000
  Offering Costs                                                    -           -        (3,102)
                                                          ------------  ----------  ------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                   850      40,000       101,000
                                                          ------------  ----------  ------------

NET CHANGE IN CASH                                                  -     (25,103)           87

CASH, beginning of period                                           -      25,190             -
                                                          ------------  ----------  ------------

CASH, end of period                                       $         -   $      87   $        87
                                                          ============  ==========  ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  ACTIVITIES:
    Issuance of stock for services                        $         -   $ 122,500   $   463,430
                                                          ============  ==========  ============


           The accompanying notes are an integral part of these financial statements.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements

1.   ORGANIZATION

Ohana Enterprises, Inc., a Delaware corporation (together with Visual Interviews, Inc., its wholly-owned subsidiary, the "Company") was incorporated in the State of Nevada in July 2001. The Company is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's fiscal year end is June 30.

Ohana Enterprises will provide services and products within the market segment of human resource professional services and outsourcing through its wholly-owned subsidiary, Visual Interviews, Inc. The Company will provide employers, recruiters and search firms the tools and services to facilitate the initial screening and skills assessment of job candidates. The Company will conduct the candidate interview at one of its planned professional office locations, capture the interview on video, and stream it to the client on demand over a secure private intranet. Candidate interviews will be archived for client review. Human resource managers will be able to designate viewing permissions to other hiring managers within the organization. The Company's service will be targeted at the professional, managerial, and specialized hiring needs of Global 2000 companies and private industry. The service will be distributed directly through the Company's future sales force and indirectly through distribution partners such as recruiting agencies and executive outplacement firms.

2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Ohana Enterprises, Inc. and its wholly-owned subsidiary, Visual Interviews, Inc. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited interim financial statements for the three months ended September 30, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three months ended September 30, 2003, are not necessarily indicative of the results of operations for the full year ending June 30, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, Accounting for Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This instrument amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS NO. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this standard did not have a material impact on the Company's financial statements.

3.   RELATED PARTY PAYABLES

The Company owes a total of $209,228 to management and consultants as reimbursement for expenses incurred during the development phase of operations. These are non interest-bearing obligations of the Company.

4.   SUBSEQUENT EVENTS

On October 29, 2003, the Company executed a strategic alliance with Interactive Ideas Consulting Group ("I2CG"), whereby I2CG, a software and technology engineering firm, will develop and enhance Internet technologies and offer different levels of expertise in business and technology for the benefit of Ohana and Visual Interviews.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements

     During the one-year term of this agreement, I2CG will provide advice to, undertake for and consult with the Company concerning product design specifications, product development and deployment planning in connection with the business of the Company. In addition, it is agreed by both parties that I2CG will provide the following services:

     - Develop product conceptual design specifications from Company requirements;
     - Participate with Company in product planning sessions, make cost effective recommendations for product development and future expansion opportunities;
     -    Execute initial product development according to plan;
     - Advise the Company relative to product deployment to meet needs of Fortune 1000 clients.

     As compensation, Interactive Ideas has agreed to accept 1,176,470 shares of common stock of Ohana Enterprises valued at $ .085 per share in lieu of cash for its services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PLAN OF OPERATION

     The Company was incorporated in California in 1964, and emerged from bankruptcy on August 21, 1999 as Erly Industries, Inc. On January 24, 2001, Erly Industries, Inc. changed its domicile from California to Delaware and changed its name to Torchmail Communications, Inc. On October 18, 2002, the Company consummated the acquisition of one hundred percent (100%) of the outstanding common stock of Visual Interviews, Inc., a Nevada corporation ("VI") in exchange for the issuance of an aggregate of 9,384,543 shares of the Company's common stock to the former Visual Interviews shareholders.

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

     On September 29, 2003, the Company announced the appointment of Joe Smith as its President and Chief Executive Officer. Mr. Smith has more than 30 years experience as a leader and innovator in the healthcare supply industry. From 1990 to 1993 he served as President of Abco Dealers, a cooperative of medical distributors, where he pioneered the concept of master distribution in healthcare.

     Efforts to build a Board of Directors have also continued as the Company progresses from the development stage to the operational stage. On October 13, 2003, holders of in excess of a majority of the Company's outstanding common stock elected a new Board of Directors by written consent. The newly elected Board consists of three members: Catherine Thompson and Michael Avatar, both of whom have served on the Board since October 2002, and Dennis Thompson. Mr. Thompson's election as a Director will become effective on November 25, 2003. Mr. Thompson is a consultant who provides expert advice concerning equipment, construction, and mining operations. For the past ten years, Mr. Thompson has been involved in the manufacturing industry and construction field, including founding companies such as West Virginia Mulch and West Virginia Horticulture. He attended the Iron Workers Apprentice School in West Virginia from 1972-1975. Mr. Thompson currently serves on the board of directors of Diversified Financial Resources, Inc., NCI Holdings, Inc., and Wichita Development Corporation, all publicly traded companies.

     On October 29, 2003, the Company executed a strategic alliance with Interactive Ideas Consulting Group ("I2CG"), whereby I2CG, a software and technology engineering firm and shareholder of the Company, will develop and enhance Internet technologies and offer different levels of expertise in business and technology for the benefit of Ohana and Visual Interviews. The partnership with I2CG will bring to the Company an opportunity to enhance VI's streaming video products currently under development, as well as to deliver a suite of new technologies that VI plans to unveil later in 2003 and roll out early next year. Currently, VI is in discussions with additional companies that may team with I2CG. These entities are candidates for partnering and/or acquisition by VI, to accelerate Visual's commercialization by delivering its products and services to pre-existing clientele under contract. However, neither the Company nor VI has entered into any agreement or other arrangement with any of these companies, and there can be no assurance that any such agreement or arrangement will be consummated.

     The Company is seeking to build a Board of Advisors comprised of industry professionals who can assist in furthering the Company's business plan. Discussions have been initiated with two individuals who are respected professionals in their fields and who would contribute significantly to the current management team; however, to date the Company has not appointed any members of its Board of Advisors.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

     Revenues. The Company did not generate any revenue in the three months ended September 30, 2003 and 2002. Since the October 2002 acquisition of VI, the Company's focus has been on the creation of an infrastructure and the
development of the VI suite of products.   The Company has been in the
development stage since July 2001.

     General and Administrative Expenses.   The Company incurred $264,305 in
general and administrative expenses for the three months ended September 30, 2003, compared to $41,972 for the three months ended September 30, 2002. The substantial increase in 2003 was due primarily to expenses incurred in the continued development of VI's infrastructure, services and products. Included in general and administrative expense for the three months ended September 30, 2003 was $122,500 of expense related to the issuance of an aggregate of 1,116,667 shares of common stock to consultants in lieu of cash compensation. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. In the three months ended September 30, 2002, the Company did not provide any non-cash compensation.

     Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception as it has been a development stage company. Management expects to commence sales and marketing efforts in the 2nd quarter of 2004.

     Net Loss.   As a result of the foregoing factors, the Company's net loss increased to $264,305 for the three months ended September 30, 2003, compared to a net loss of $41,972 for the three months ended September 30, 2002. The net loss per share was $0.02 for the three month period ended September 30, 2003, an increase from $0.00 for the three month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and marketing costs. As shown in the accompanying financial statements, the Company incurred a net loss of $264,305 for the three-month period ended September 30, 2003. Those factors create an uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

     The Company is currently devoting its efforts to raising capital and to second generation development of the Visual Interviews service. Management anticipates that additional capital will be derived from public or private placements of equity and debt securities; however, to date the Company has not entered into any agreements or other arrangements providing such additional capital. Visual Interviews is also seeking potential partners to enter into strategic alliances for sales, distributions and customer service. Visual Interviews has contracted with Interactive Ideas Consulting Group for the development of a second generation product. Other efforts are focused on building the Company's Board of Directors and Board of Advisors in an attempt to bring additional experience and industry expertise to the Company.

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

     OHANA WILL BE DEPENDENT ON STRATEGIC PARTNERS TO BUILD ITS INFRASTRUCTURE. To achieve its business plan, the Company's growth is dependent upon the build out of infrastructure required to deliver the service on a broad scale. Establishing interviewing locations in major cities worldwide will be very cost prohibitive for the Company at this early stage. The Company intends to develop relationships with strategic partners in order to build out the infrastructure with lower cost outlay until operations provide sufficient revenues to support opening its own locations. The Company may be unable to attract such partners or to negotiate such terms acceptable to the Company. Failure to do so could materially and adversely affect the Company's business, operating results and financial condition.

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

ITEM 3.  CONTROLS AND PROCEDURES

     On November 7, 2003, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and
forms.   Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as
appropriate, to allow timely decisions regarding required disclosure.   There
have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On March 17, 2003, Hudson Consulting Group, Inc. filed a Verified Complaint in the Third Judicial District Court in and for Salt Lake County, Utah (Case No. 030905949) against the Company and the Purchasers, alleging claims of breach of contract and breach of implied covenant of good faith and fair dealing in the failure to pay sums due under a stock purchase agreement, and seeking damages of not less than $200,000. On June 5, 2003, the Company and the purchasers of the common stock filed an Answer, Counterclaim and Third Party Complaint against Hudson, Axia Group, Inc. and Richard Surber, denying Hudson's allegations, setting forth several affirmative defenses and setting forth claims for fraud, negligent misrepresentation and violations of Utah and federal securities laws. At the present time, the parties are discussing settlement of this litigation; however, no such settlement has been reached.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit No.         Title of Exhibit
     ----------          ----------------
     31.1                Sec. 302 Certification  of Chief Executive Officer
     31.2                Sec. 302 Certification  of Chief Financial Officer
     32.1                Sec. 906 Certification  of Chief Executive Officer
     32.2                Sec. 906 Certification  of Chief Financial Officer


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OHANA ENTERPRISES, INC.

                                         /s/ Joe Smith
Date:  November 19, 2003                 -------------------------------
                                         Joe Smith
                                         Chief Executive Officer

Date:  November 19, 2003                 /s/ Catherine Thompson
                                         -------------------------------
                                         Catherine Thompson
                                         Chief Financial Officer