Form 10QSB
period 2003-12-31
OHANA ENTERPRISES
filed 2004-02-23
CIK 30966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the quarterly period ended

December 31, 2003

☐ Transition report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from ____ to ____

Commission file number: 001-07894

OHANA ENTERPRISES, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2312900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7275 Murdy Circle, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

(310) 456-3199
(Registrant’s telephone number, including area code)

(917) 335-4245
(Former telephone number, if changed since last report)

Check whether the issuer: (1) filed all the reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)

has been subject to such filing requirements for the past 90 days.

Yes   X    No

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of January 15, 2004 was 28,932,775.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) Condensed Consolidated Financial Statements

Condensed consolidated financial information relating to Ohana Enterprises, Inc., a Delaware corporation ("Company") and its subsidiary, Visual Interviews, Inc., a Nevada corporation, is provided on pages F-1 through F-4 of this Report.

Financial Statements:	Page

Condensed Consolidated Financial Statements:
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Condensed Statements	6

Ohana Enterprises and Subsidiary (A Development Stage Company) Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2003
		(Unaudited)
CURRENT ASSETS
Cash	$ 25,190	$ 1,199
Other receivables	-	491
Prepaid expenses	93,300	402,571

TOTAL ASSETS	$118,490	$ 404,261

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 86,103	$ 133,532
Accrued liabilities - related parties	148,147	121,433
Note payable - Hudson Consulting	200,000	200,000

Total Current Liabilities	434,250	454,965

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil
Common stock, $0.001 par value, 200,000,000 authorized 16,629,638 and 26,157,775, respectively issued and outstanding	16,630	26,157
Additional paid-in capital	489,323	1,130,821
Stock subscription receivable	(51,740)	(11,740)
Accumulated deficit	(769,973)	(1,195,942)

Total Stockholders' Equity (Deficit)	(315,760)	(50,704)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$118,490	$ 404,261

The accompanying notes are an integral part of these financial statements.

Ohana Enterprises and Subsidiary (A Development Stage Company) Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,		From Inception (July 1, 2001) to December 31,
	2002	2003	2002	2003	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$ 134,007	$ 161,664	$ 211,836	$ 425,969	$ 995,942

Loss from operations	(134,007)	(161,664)	(211,836)	(425,969)	(995,942)

Provision for loss on related parties notes receivable	-	-	-	-	(200,000)

Net loss	$ (134,007)	$ (161,664)	$(211,836)	$ (425,969)	$(1,195,942)

Basic weighted average number of common shares outstanding	12,121,078	22,863,363	5,977,957	18,703,105

Net loss per common share Basic	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

Ohana Enterprises and Subsidiary (A Development Stage Company) Condensed Consolidated Statements of Cashflows
	Six Months Ended December 31,		From Inception (July 1, 2001) to December 31,
	2002	2003	2003
	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(211,836)	$(425,969)	$(1,195,942)
Adjustments to reconcile net loss to net provided by Operating activities
Non-cash adjustments:
Effect of Merger	-	-	(27,717)
Provision for loss on receivable received in merger	-	-	200,000
Issuance of stock for services	78,370	651,025	991,955
Changes in:
Accounts receivable	-	(491)	(491)
Prepaid expenses	(8,333)	(309,272)	(322,572)
Accounts payable and accrued liabilities	108,608	47,430	133,533
Accrued liabilities - related parties	33,191	(26,714)	121,433

NET CASH USED BY OPERATING ACTIVITIES	-	(63,991)	(99,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment received on subscription receivable	-	40,000	79,102
Proceeds from sale of common stock	-	-	25,000
Offering Costs	-	-	(3,102)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	40,000	101,000

NET CHANGE IN CASH	-	(23,991)	1,199

CASH, beginning of year	-	25,190	-

CASH, end of period	$ -	$ 1,199	$ 1,199

SUPPLEMENAL SCHEDULE OF NON-CASH INVESTING
ACTIVITIES:
Issuance of common stock for services	$ 78,370	$ 254,961	$ 991,955

Issuance of common stock for prepaid services		$ 396,064

Issuance of common stock for assumption of accounts payable	$ 1,433

Offset of related parties receivable with accounts payable	$ 850

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

In the opinion of management, the unaudited interim financial statements for the three and six months ended December 31, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.  The results for the three and six months ended December 31, 2003, are not necessarily indicative of the results of operations for the full year ending June 30, 2004.  These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.   RELATED PARTY PAYABLES

The Company owes a total of $121,433 to management and consultants as reimbursement for expenses incurred during the development phase of operations. These are non interest-bearing obligations of the Company.

4.   SUBSEQUENT EVENTS

The company issued an aggregate of 2,775,000 shares to consultants as compensation in lieu of cash during December 31, 2003 and January 15, 2004.

The Company has received in aggregate $125,800 in investments during the months of January and February of 2004.

On January 14, 2004 the Company signed a non-binding Memorandum of Agreement to acquire RestauranTech, a wholly owned subsidiary of Interactive Ideas Consulting Group, Inc. ("I2CG"). Neal Weisman, a shareholder of the Company, is the CEO and principal shareholder of I2CG.  I2CG, founded in 1994, is a full-service technology group with nearly 500 clients, mainly in the restaurant and hospitality industries. This acquisition includes all of RestauranTech's client relationships and suite of products, including its flagship product, "Wi-Fi 802.11b hotspot service." RestauranTech, in addition to wireless technologies, provides additional services to its clients, including guest loyalty software, website design, hosting, onsite support, Remote Support Software, online training, co-location facility, intranet applications, remote backup solutions, and onsite POS support. Definitive agreements are expected to be executed by the end of the calendar quarter.

On March 17, 2003, Hudson Consulting Group, Inc. (“Hudson”) filed a Verified Complaint in the Third Judicial District Court in and for Salt Lake County, Utah (Case No. 030905949) against the Company and the Purchasers, alleging claims of breach of contract and breach of implied covenant of good faith and fair dealing in the failure to pay sums due under a Stock Purchase Agreement by and among Hudson, the Purchasers and the Company, and seeking damages of not less than $200,000.  The Action was settled by Hudson and the Company on February 20, 2004 for the sum of $117,000, without either Hudson or Ohana admitting or denying any of the claims or allegations contained in the Action or otherwise, thereby resolving all obligations under the Stock Purchase Agreement and releasing all stock pledged under the Stock Pledge Agreement. The parties executed a mutual general release which stipulates that all agreements have been fully satisfied and that all claims between the Hudson and Ohana parties have been resolved. A gain on extinguishment of debt in the amount of $83,000 will be recorded in the next quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE.  THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS.  ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF.  THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB AND IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2003 ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND  COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE  FORWARD-LOOKING STATEMENTS.

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

     This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition. On December 10, 2002, the Company changed its name to Ohana Enterprises, Inc. in association with the change in control and acquisition of VI.  Ohana Enterprises, Inc. is a holding company with no operations.  VI is a wholly-owned subsidiary of the Company, and has been the only operational business within the Company.

     On January 14, 2004, the Company signed a non-binding letter of intent to acquire RestauranTech, a wholly-owned subsidiary of Interactive Ideas Consulting Group (“I2CG”). Neal Weisman, a shareholder of the Company, is the CEO and principal shareholder of I2CG.  I2CG and RestauranTech offer a suite of technology services to nearly 500 clients, mainly in the restaurant and hospitality industries. This acquisition includes all of RestauranTech's clients and intellectual properties, including its flagship product, "Wi-Fi 802.11b hotspot service," with sophisticated back-end software.

      RestauranTech offers a menu of services and products to its clients including ATM and POS system support, network design, remote access monitoring, security audits, inventory beverage control, guest loyalty programs, gift cards, internet/intranet design and hosting, and employee training and scheduling.

      The acquisition of RestauranTech by Ohana should expedite both organizations' goals, allowing Ohana to achieve full operational status immediately. Moreover, RestauranTech will accelerate its marketing plan by immediately rolling out its newly developed technologies and services to its existing clients, as well as capturing new clientele.

      The Company is seeking financing of $1 million to support the operations of Ohana and RestauranTech, and has entered into a non-binding letter of intent for a $500,000  financing from VFinance, Inc. Funding is contingent upon certain conditions, including but not limited to the execution of definitive agreements. Pending completion of this financing, the Company has placed a hold on all development activities for its Visual Interviews subsidiary.

      On December 31, 2003 the employment contract with Joe Smith as President and Chief Executive Officer of Ohana expired by its own terms.  The Company is seeking to fill the position permanently in conjunction with the anticipated acquisition of RestauranTech.  For the interim period, Catherine Thompson is serving as the Chief Executive Officer.

            The Company is seeking to expand its Board of Directors.  Discussions have been initiated with two individuals who are respected professionals in their fields and who would contribute significantly to the current management team as either Officers or Directors of the Company.  However, to date, the Company has not entered into any agreements with either of these individuals.

RESULTS OF OPERATIONS

      Three and Six Months Ended December 31, 2003 Compared To Three and Six Months Ended December 31, 2002

      Revenues.  The Company did not generate any revenue in the three or six months ended December 31, 2003 and 2002 respectively.  Since the October 2002 acquisition of VI, the Company's focus has been on the creation of an infrastructure and the development of the VI suite of products.   The Company has been in the development stage since July 2001.  The Company has entered into a letter of  intent to acquire RestauranTech, an operating company with revenues, and has suspended all development of the VI technology and products.

      General and Administrative Expenses.  The Company incurred $161,664 in general and administrative expenses for the three months ended December 31, 2003, compared to $134,007 for the three months ended December 31, 2002.  The Company incurred $425,969 in general and administrative expenses for the six months ended December 31, 2003, compared to $211,836 for the six months ended December 31, 2002. The increases in the three and six-month periods of 2003 were due primarily to expenses incurred to facilitate the growth of Ohana through  acquisition and fundraising efforts.

      For the three months ended December 31, 2003, an aggregate of 2,949,315 shares of common stock were issued to consultants in lieu of cash compensation and 5,462,155 shares of common stock were issued as compensation for prepaid services.  Employees and consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. For the six months ended December 31, 2003, an aggregate of 3,677,038 shares of common stock were issued for similar non-cash compensation and 5,851,099 shares were issued for prepaid services. Management anticipates using common stock in lieu of cash for compensation until cash generated from operations or other funding is received.  There can be no assurances that cash or funding will be obtained.

      Sales and Marketing Expenses.  The Company has incurred no sales and marketing expenses since the date of inception, as it has been a development stage company. Management expects to commence sales and marketing efforts in the 2nd quarter of 2004 following the acquisition of RestauranTech.

      Net Loss.  As a result of the foregoing factors, the Company's net loss increased to $161,664 and $425,969, respectively, for the three and six months ended  December 31, 2003, compared to a net loss of $134,007 and $211,836, respectively, for the three and six months ended December 31, 2002. The net loss per share was $0.01 and $0.02 for the respective three and six month periods ended December 31, 2003, and $0.01 and $0.17 for the respective three and six month periods ended December 31, 2002.  The lower net loss per share for the six months ended December 31, 2003 was due to a substantial increase in the number for of shares of common stock outstanding in that year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development costs.  As shown in the accompanying financial statements, the Company incurred a net loss of $161,664 and $425,969, respectively, for the three and six-month periods ended December 31, 2003. Those factors create an uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

      The Company is currently devoting its efforts to raising capital and to finalizing the terms and definitions for the acquisition of RestauranTech.  Management anticipates that additional capital will be derived from public or private placements of equity and debt securities; however, to date the Company has raised only a minimal amount of cash.  Although the Company has entered into a non-binding letter of intent for financing of $500,000 from VFinance, Inc., the funds have not yet been received and no definitive agreements have been executed.  The Company has not entered into any other agreements or other arrangements to provide additional capital, however, the Company is currently in negotiations with two additional financing sources.  Management has decided to suspend development for the Visual Interviews technology at this time due to the lack of cash.  Other efforts are focused on building the Company's Board of Directors and in an attempt to bring additional experience and industry expertise to the Company.

RISKS AND UNCERTAINTIES

      The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

      OHANA NEEDS SIGNIFICANT ADDITIONAL CAPITAL.  The Company is currently experiencing a capital shortfall and has suspended development of its VI technology and products.  Management estimates that current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures.  Ohana therefore needs to raise additional funds immediately.  If additional funds are raised  through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and  privileges senior to those of the Company's common stock.  The Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors.  There can be no assurance that additional financing will be available on terms favorable to Ohana or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations.  Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.

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

      THE COMPANY MAY NOT BE ABLE TO ATTRACT AND RETAIN A QUALIFIED MANAGEMENT TEAM. The Company is currently interviewing candidates for the positions of Chief Executive Officer  and Chief Operations Officer in conjunction with the anticipated acquisition of RestauranTech. However, there can be no assurances that the Company will be able to attract and retain such professionals at compensation levels that are mutually agreed upon.

      THE COMPANY MAY CHANGE ITS PRIMARY BUSINESS, AND THERE CAN BE NO ASSURANCE THAT SUCH NEW BUSINESS WILL BE SUCCESSFUL.  Due to a current capital shortfall, the Company has suspended the development of its VI technology and products.  The Company has recently signed a non-binding Memorandum of Agreement to acquire RestauranTech, a wholly-owned subsidiary of I2CG.  The acquisition involves all of RestauranTech's client relationships and suite of products, including its flagship product, "Wi-Fi 802.11b hotspot service".  These products are sold primarily to the restaurant and hospitality industries, markets involving a substantially different focus from the human resources industry currently served by the Company.  There can be no assurance that the Company will successfully conclude the acquisition of RestauranTech, and even if the acquisition is successfully completed, that the Company will be able to successfully shift its focus and operations to the markets served by RestauranTech or that the former RestauranTech business will be profitable.

        THE COMPANY’S SERVICES WILL BE HIGHLY DEPENDENT UPON SERVICES AND PRODUCTS OF OTHERS.  The Company will offer a suite of services and many of those services rely on the ability of third party vendors or service providers to provide reliable products and services in a timely manner.  While the Company will negotiate for service level agreements and will plan for alternative sources, there can no assurance that the Company’s services will not be interrupted.  Interruptions of service could also arise from network outages, periodic system upgrades, and internal system failures. Failures in performance, reliability or availability of our services could severely affect the Company’s credibility and inhibit the Company’s future ability to attract new clients.

        THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO ACHIEVE MARKET PENETRATION. The Company has recently signed a non-binding Memorandum of Agreement to acquire RestauranTech, a wholly-owned subsidiary of IACG. RestauranTech provides services exclusively to the restaurant and hospitality industry. There can be no assurance that the Company’s products and services will be accepted by its target markets or that the Company will be able to capture and retain clients. There can be no assurance that existing clients of RestauranTech will continue to use the Company’s services. The Company will sell its products through direct sales and strategic partners, however, no such relationships have been entered into. The Company may be unable to attract such partners or to negotiate such terms acceptable to the Company.  Failure to do so could materially and adversely affect the Company’s business, operating results and financial condition.

      THE COMPANY WILL FACE Substantial Competition in the Information Technology and Consulting Services Markets. The information technology products and related services markets are highly competitive and are served by numerous international, national and local firms. There can be no assurance that the Company will be able to compete effectively in these markets. Market participants include systems consulting and integration firms, including national accounting firms and related entities, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, and divisions of both large integrated technology companies and outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than the Company. In addition, there are relatively low barriers to entry into the IT products and related services markets, and the Company expects to encounter additional competition from new entrants into the IT products and related services markets.

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

      THE COMPANY'S OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER.  Due to the suspension of all development of VI’s technology and the potential change in the Company’s primary business, the Company's quarterly operating results will be difficult to predict and may fluctuate significantly from quarter to quarter. Consequently, the market price of Ohana's securities has been, and can be expected to continue to be, highly volatile.  Factors such as announcements by the Company or others of technological innovations, new commercial products, regulatory approvals or proprietary rights developments and competitive developments all may have a significant impact on the Company's future business prospects and market price of its securities.

ITEM 3.  CONTROLS AND PROCEDURES

      On February 7, 2003, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures.  As of that date, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed,

summarized and reported within the time periods specified in the SEC's rules and forms.   Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      On March 17, 2003, Hudson Consulting Group, Inc. (“Hudson”) filed a Verified Complaint in the Third Judicial District Court in and for Salt Lake County, Utah (Case No. 030905949) against the Company and the Purchasers, alleging claims of breach of contract and Breach of implied covenant of good faith and fair dealing in the failure to pay sums due under a Stock Purchase Agreement by and among Hudson, the Purchasers and the Company, and seeking damages of not less than $200,000.  The Action was settled by Hudson and the Company on February 20, 2004 for the sum of $117,000, without either Hudson or Ohana admitting or denying any of the claims or allegations contained in the Action or otherwise, thereby resolving all obligations under the Stock Purchase Agreement and to releasing all stock pledged under the Stock Pledge Agreement. The parties executed a mutual general release which stipulates that all agreements have been fully satisfied and that all claims between the Hudson and Ohana parties have been resolved.

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

OHANA ENTERPRISES, INC.

Date: February 23, 2004	/s/ Catherine Thompson
Interim Chief Executive Officer

Date: February 23, 2004	/s/ Catherine Thompson
Chief Financial Officer

CERTIFICATIONS

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

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: February 23, 2004

/s/ Catherine Thompson

Catherine Thompson

Interim Chief Executive Officer

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

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: February 23, 2004

/s/ Catherine Thompson

Catherine Thompson

Chief Financial Officer

Exhibit 99.01- Certification of Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Catherine Thompson, Interim Chief Executive Officer of OHANA ENTERPRISES, INC (the

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

Date: February 23, 2004

/s/ Catherine Thompson

    Catherine Thompson

    Interim Chief Executive Officer

Exhibit 99.02- Certification of Chief Financial Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Catherine Thompson, Chief Financial Officer of Ohana Enterprises, Inc. (the

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

Date: February 23, 2004

/s/ Catherine Thompson

    Catherine Thompson

    Chief Financial Officer

