Form 10QSB
period 2004-03-31
OHANA ENTERPRISES
filed 2004-05-25
CIK 30966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x Quarterly report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the quarterly period ended

March 31, 2004

o Transition report under Section 13 or 15(d) of the Securities

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

Yes   X    No

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 10, 2004 was 75,392,275.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X

OHANA ENTERPRISES

INDEX

PART I - FINANCIAL INFORMATION......................................................................................................	3

ITEM 1. FINANCIAL STATEMENTS........................................................................................................	3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................................................................	9
ITEM 3. CONTROLS AND PROCEDURES................................................................................................	13

PART II - OTHER INFORMATION..............................................................................................................	13

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................	13
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................................	13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................	13
ITEM 5. OTHER INFORMATION...............................................................................................................	13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................................	14

SIGNATURES..................................................................................................................................................	14

CERTIFICATIONS..........................................................................................................................................	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) Condensed Consolidated Financial Statements

Condensed consolidated financial information relating to Ohana Enterprises, Inc., a Delaware corporation ("Company") and its subsidiary, Visual Interviews, Inc., a Nevada corporation, is provided on pages F-1 through F-4 of this Report.

Financial Statements:	Page

Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Ohana Enterprises and Subsidiary (A Development Stage Company) Condensed Consolidated Balance Sheets

	June 30, 2003	March 31, 2004
		(Unaudited)
CURRENT ASSETS
Cash	$ 25,190	$ (293)
Other receivables	-	416
Prepaid expenses	93,300	2,092,079

TOTAL ASSETS	$118,490	$ 2,092,202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 86,103	$ 144,104
Accrued liabilities - related parties	148,147	165,742
Note payable - Hudson Consulting	200,000	-
Note payable	-	29,125
Interest payable	-	752

Total Current Liabilities	434,250	339,723

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil
Common stock, $0.001 par value, 200,000,000 shares authorized 16,629,638 and 75,285,275 shares respectively, issued and outstanding	16,630	75,283
Additional paid-in capital	489,323	4,064,564
Stock subscription receivable	(51,740)	-
Accumulated deficit	(769,973)	(2,387,368)

Total Stockholders' Equity (Deficit)	(315,760)	1,752,479

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$118,490	$ 2,092,202

The accompanying notes are an integral part of these financial statements.

Ohana Enterprises and Subsidiary (A Development Stage Company) Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,		From Inception (July 1, 2001) to March 31,
	2003	2004	2003	2004	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$ 128,800	$ 1,274,426	$ 340,636	$ 1,700,395	$ 2,270,368

Loss from operations	(128,800)	(1,274,426)	(340,636)	(1,700,395)	(2,270,368)

Provision for loss on related parties notes receivable	-	-	-	-	(200,000)

Other Income
Gain on extinguishment of debt	-	83,000	-	83,000	83,000

Net loss	$ (128,800)	$ (1,191,426)	$ (340,636)	$ (1,617,395)	$ (2,387,368)

Basic weighted average number of common shares outstanding	14,775,696	43,357,006	8,867,725	20,780,813

Net loss per common share Basic	$ (0.01)	$ (0.03)	$ (0.04)	$ (0.08)

The accompanying notes are an integral part of these financial statements.

Ohana Enterprises and Subsidiary (A Development Stage Company) Condensed Consolidated Statements of Cashflows
	Nine Months Ended March 31,		From Inception (July 1, 2001) to March 31,
	2003	2004	2004
	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(340,636)	$(1,617,395)	$(2,387,368)
Adjustments to reconcile net loss to net provided by operating activities
Non-cash adjustments:
Effect of merger	-	-	(27,717)
Provision for loss on receivable received in merger	-	-	200,000
Issuance of stock for services	368,370	3,533,894	3,874,824
Changes in:
Accounts receivable	-	(416)	(416)
Prepaid expenses	(93,468)	(1,998,779)	(2,012,079)
Accounts payable and accrued liabilities	16,409	(29,122)	56,981
Accrued liabilities - related parties	28,358	17,595	165,742

NET CASH USED BY OPERATING ACTIVITIES	(20,967)	(94,223)	(130,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment received on subscription receivable	-	51,740	90,842
Proceeds from exercise of option grant	-	100,000	100,000
Proceeds from sale of common stock	25,000	-	25,000
Offering Costs	-	-	(3,102)
Gain on extinguishments of debt	-	(83,000)	(83,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	68,740	129,740

NET CHANGE IN CASH	4,033	(25,483)	(293)

Cash, beginning of period	-	25,190	-

Cash, end of period	$ 4,033	$ (293)	$ (293)

SUPPLEMENAL SCHEDULE OF NON-CASH INVESTING
ACTIVITIES:
Issuance of common stock for services	$ 368,370	$ 1,166,610	$ 2,158,565

Issuance of common stock for prepaid services		$ 2,387,284

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

On January 14, 2004 the Company signed a non-binding Memorandum of Agreement to acquire RestauranTech (“REST”), a wholly owned subsidiary of Interactive Ideas Consulting Group, Inc. ("I2CG"). REST provides service-enhancing technologies to the hospitality market. Neal Weisman, a shareholder of the Company, is the CEO and principal shareholder of I2CG.  REST provides of service-enhancing technologies to the hospitality market. This acquisition includes all of RestauranTech's client relationships and suite of products, including its flagship product, "Wi-Fi 802.11b hotspot service."

Subsequent to the closing of this acquisition, certain issues have arisen which have caused the Company to seek to rescind the transaction.  The Company and I2CG are currently negotiating the terms and conditions of a rescission.  See Note 5 to Notes to Condensed Consolidated Financial Statements.

Ohana Enterprises has suspended development and operations of Visual Interviews, Inc. in order to pursue its acquisition and expansion of RestauranTech.

2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Ohana Enterprises, Inc. and its wholly-owned subsidiary Visual Interviews, Inc.  The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited interim financial statements for the three and nine months ended March 31, 2004 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.  The results for the three and nine months ended March 31, 2004, are not necessarily indicative of the results of operations for the full year ending June 30, 2004.  These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.   RELATED PARTY PAYABLES

The Company owes a total of $165,742 to management and consultants as reimbursement for expenses incurred during the development phase of operations. These are non interest-bearing obligations of the Company.

4. NOTE PAYABLE - HUDSON CONSULTING GROUP, INC.

During the quarter ended March 31, 2004 the Company settled the note payable to Hudson Consulting for $117,000 and realized a non-cash gain of $83,000, included in the statement of operations as extinguishment of debt.  The Company raised the funds necessary to settle the note payable from the sale of 10,000,000 shares of restricted common stock for $0.01, which raised funds of $100,000.  Additionally, the Company obtained financing in the form of a line-of-credit for up to $30,000, which matures on June 30, 2004.  Interest accrues at 20% per annum and is payable on or before June 30, 2004.  The Company, at its discretion, can either pay the line-of-credit with cash or with the issuance of restricted common stock at a discount of 30% to the average bid price for the last 10 days prior to conversion.  The outstanding balance on the line-of-credit, including interest payable, at March 31, 2004, is $29,877.

5.   SUBSEQUENT EVENTS

·        The Company issued an aggregate of  107,000 shares for legal fees in lieu of cash between March 31, 2004 and May 10, 2004.

·        On April 1, 2004, the Company consummated the acquisition of 100% of the issued and outstanding common stock of REST, a wholly-owned subsidiary of I2CG, in consideration of the issuance to I2CG of an aggregate of 2,200,000 shares of the Company’s Series A Convertible Preferred Stock (the Series A Preferred Stock). Of the 2,200,000 Series A Preferred Stock issued, 1,700,000 shares were for the acquisition of REST and 500,000 were issued for services in connection with the acquisition. The Series A Preferred Stock can be converted to common stock at a ratio of 100 shares of common stock for every one share of Series A Preferred Stock. Neal Weisman, a shareholder of the Company, is the former president and a former shareholder of I2CG. As required under the terms of the Agreement and Plan of Reorganization for the acquisition of REST (the “Agreement”), the Company’s Board of Directors elected Neal Weisman and Brett Martin to fill two vacancies on the Board, effective April 1, 2004.  Mr. Weisman will also serve as Chairman of the Board.  Mr. Martin is the Company’s newly-elected President and CEO (see below).  Pursuant to the Agreement, Mr. Weisman was also appointed as the Company’s Chief Operating Officer and Linda Ford was appointed as the Company’s Vice President of Marketing.

•        At April 1, 2004, the Company had an aggregate of 75,285,275 shares of common stock outstanding on a fully-diluted basis. Therefore, if I2CG converted all of the Series A Preferred Stock on that date, it would own and control 76% of the Company’s outstanding fully-diluted common stock.

•        On April 1, 2004, the Company’s Board of Directors acknowledged the expiration of the term for Dennis Thompson as a Director of the Company. Mr. Thompson’s service as Director was pursuant to and a condition of the Stock Purchase Agreement by and between Hudson Consulting Group, Inc. (Hudson) and each of Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan Thomas and Phillip Crawford dated August 16, 2002. All obligations to Hudson Consulting Group have been paid in full on February 20, 2004.

•        On April 1, 2004, Brett Martin joined the Company as Chief Executive Officer.  Brett Martin brings more than 15 years of executive management, sales leadership and marketing experience to RestauranTech. Martin comes to Ohana and RestauranTech from DynTek, Inc., a national technology service provider, where he served as Senior Vice President.

•        Subsequent to the closing of the acquisition of REST, certain issues have arisen which have caused the Company to seek to rescind the transaction, including but not limited to the availability of audited financial statements for REST.  The Company and I2CG are currently negotiating the terms and conditions of a rescission, which would include the resignations of Messrs. Weisman and Martin from the Company’s Board of Directors and the resignations of Messrs. Weisman and Martin and Ms. Ford as officers of the Company.  In addition, the rescission would provide for the return and cancellation of all shares of Series A Preferred Stock issued in connection with the acquisition, and the reimbursement of certain of I2CG’s expenses.   Subsequent to such rescission, the Company may seek to renegotiate the acquisition of REST on more favorable terms; however, there can be no assurance that the acquisition will be consummated.  The Company is also continuing to evaluate other possible acquisition candidates.

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

This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition. On December 10, 2002, the Company changed its name to Ohana Enterprises, Inc. in association with the change in control and acquisition of VI.  Ohana Enterprises, Inc. is a holding company with no operations.  VI is a wholly-owned subsidiary of the Company, and has been the only operational business within the Company.  The Company suspended all development of the VI technology and products in early 2004, due to financial constraints and the proposed acquisition of REST.

On April 1, 2004, the Company consummated the acquisition of 100% of the issued and outstanding common stock of REST, a wholly-owned subsidiary of I2CG.  In concurrence with the acquisition of REST, the Company intended to change its name to Hospitality Tech Inc.

Subsequent to the closing of the acquisition of REST, certain issues have arisen which have caused the Company to seek to rescind the transaction, including but not limited to the availability of audited financial statements for REST.  The Company and I2CG are currently negotiating the terms and conditions of a rescission, which would include the resignations of Messrs. Weisman and Martin from the Company’s Board of Directors and the resignations of Messrs. Weisman and Martin and Ms. Ford as officers of the Company.  In addition, the rescission would provide for the return and cancellation of all shares of Series A Preferred Stock issued in connection with the acquisition, and the reimbursement of certain of I2CG’s expenses.   Subsequent to such rescission, the Company may seek to renegotiate the acquisition of REST on more favorable terms; however, there can be no assurance that the acquisition will be consummated.  The Company is also continuing to evaluate other possible acquisition candidates.

The Company secured a loan in this quarter from a private individual for up to $30,000 and is currently negotiating terms to extend that financing agreement.   The Company estimates that $50,000 will be required to fund immediate operational needs.

The Company is seeking to expand its Board of Directors to include two additional members with expertise in the technology or financial sectors.   To date, the Company has not entered into any agreements with any prospective candidates.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2004 Compared To Three and Nine Months Ended March 31, 2003

Revenues.  The Company did not generate any revenue in the three or nine months ended March 31, 2004 and 2003, respectively.  Since the October 2002 acquisition of VI, the Company's focus has been on the creation of an infrastructure and the development of the VI suite of products.   The Company has been in the development stage since July 2001.  In April 2004, the Company consummated the acquisition of REST, an operating company with revenues, and has suspended all development of the VI technology and products.

General and Administrative Expenses.  The Company incurred $1,274,426 in general and administrative expenses for the three months ended March 31, 2004, compared to $128,800 for the three months ended March 31, 2003.  The Company incurred $1,700,395 in general and administrative expenses for the nine months ended March 31, 2004, compared to $340,636 for the nine months ended March 31, 2003. The substantial increases in the three and nine-month periods of 2004 were due primarily to expenses incurred to facilitate the growth of Ohana through acquisition, awareness and fundraising efforts, including consulting services and professional fees.

For the three months ended March 31, 2004, an aggregate of 11,915,500 shares of common stock were issued to consultants in lieu of cash compensation and 27,212,000 shares of common stock were issued as compensation for prepaid services.  Employees and consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. For the nine months ended March 31, 2004, an aggregate of 15,592,538 shares of common stock were issued for similar non-cash compensation and 33,063,099 shares were issued for prepaid services. Management anticipates using common stock in lieu of cash for compensation until cash generated from operations or other funding is received.  There can be no assurances that cash or funding will be obtained.

Sales and Marketing Expenses.  The Company has incurred no sales and marketing expenses since the date of inception, as it has been a development stage company. Management expects to commence sales and marketing efforts as so as a viable operating business has been acquired.

Net Loss.  As a result of the foregoing factors, the Company's net loss increased to $1,191,426 and $1,617,395, respectively, for the three and nine months ended March 31, 2004, compared to a net loss of $128,800 and $340,636, respectively, for the three and nine months ended March 31, 2003. The net loss per share was $0.03 and $0.08 for the respective three and nine month periods ended March 31, 2004, and $0.01 and $0.04 for the respective three and nine-month periods ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development costs.  As shown in the accompanying financial statements, the Company incurred a net loss of $1,191,426 and $1,617,395, respectively, for the three and nine-month periods ended March 31, 2004. Those factors create an uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

The Company is currently devoting its efforts to raising capital for operational needs as well as for the acquisition of an operating business entity.  Management anticipates that additional capital will be derived from public or private placements of equity and debt securities; however, to date the Company has raised only a minimal amount of cash.

During the three months ended March 31, 2004, the Company raised $100,000 in equity financing through the exercise of an option to purchase 10,000,000 shares of restricted common stock at $.01 per share.  The funds were specifically allocated toward the resolution of the litigation with the Hudson Consulting Group.  An additional $29,125 was raised through a loan agreement by which the amounts owed will convert into Company restricted common stock if the obligation is not paid by June 30, 2004.   The Company is currently seeking a small bridge loan of $50,000 to fund immediate operational needs. The Company has suspended development activities for its Visual Interviews subsidiary and plans to redirect all future funding to Company operations with the goal of working toward completion of an acquisition.

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

OHANA MAY EXPERIENCE INTEGRATION ISSUES.  The Company’s strategy to grow by acquisition could fail due to the inability to integrate those companies with Ohana and its subsidiaries.  The integration of two or more companies is an expensive and timely process and, as such, failure would be a burden to the Company’s cash requirements and would significantly increase the Company’s Net Operating Loss.  Should Ohana invest its time and resources into an acquisition that is unable to integrate with the Company, Management’s time may be diverted from operational activities and other opportunities.

THE COMPANY'S OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER.  Due to the suspension of all development of VI’s technology and the change in the Company’s primary business, the Company's quarterly operating results will be difficult to predict and may fluctuate significantly from quarter to quarter. Consequently, the market price of Ohana's securities has been, and can be expected to continue to be, highly volatile.  Factors such as announcements by the Company or others of technological innovations, new commercial products, regulatory approvals or proprietary rights developments and competitive developments all may have a significant impact on the Company's future business prospects and market price of its securities.

ITEM 3.  CONTROLS AND PROCEDURES

On May 10, 2004, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures.  As of that date, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.   Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 19, 2004, the Company filed a complaint against former CEO, Gerard Nolan, in the Superior Court of the State of California for the County of Los Angeles. The claims against Mr. Nolan include [list]. The parties have agreed in principal to a mutual resolution and are awaiting final settlement agreements to be drafted and executed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 2, 2004, the Company granted an option to purchase 10,000,000 shares of Ohana restricted common stock at $.01 per share.   The option was exercised on   February 26, 2004, and the proceeds were applied toward settlement of the litigation with Hudson Consulting Group. The option grant was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and was made without general solicitation or advertising.  The optionee was a sophisticated investor with access to all relevant information necessary to evaluate the investment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 5.  OTHER INFORMATION.

            Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Title of Exhibit

99.01	Certification of Interim Chief Executive Officer
99.02	Certification of Chief Financial Officer

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHANA ENTERPRISES, INC.

Date: May 24, 2004	/s/ Catherine Thompson
Interim Chief Executive Officer
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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e) for the registrant and we have:

       a.      designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b.      evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report and our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

       c.      disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during; the registrant's fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affective, the registrant's internal control over financial reporting;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a.      All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which is reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b.      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; over financial reporting.

Date: May 24, 2004

/s/ Catherine Thompson

Catherine Thompson

Interim Chief Executive Officer

and Chief Financial Officer

Exhibit 99.01- Certification of Interim Chief Executive Officer and Chief Financial Officer

CERTIFICATION OF INTERIM CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Catherine Thompson, Interim Chief Executive Officer and Chief Financial Officer of OHANA ENTERPRISES, INC (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

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

Date: May 24, 2004

/s/ Catherine Thompson

    Catherine Thompson

    Interim Chief Executive Officer and Chief Financial Officer

