Form 10QSB/A
period 2004-03-31
OHANA ENTERPRISES
filed 2004-05-25
CIK 30966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

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

Note: This Amendment is being filed to correct certain processing errors in the Form 10-QSB filed earlier today.

OHANA ENTERPRISES

INDEX

PART I - FINANCIAL INFORMATION......................................................................................................	3

ITEM 1. FINANCIAL STATEMENTS........................................................................................................	3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................................................................	9
ITEM 3. CONTROLS AND PROCEDURES................................................................................................	13

PART II - OTHER INFORMATION..............................................................................................................	13

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................	13
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................................	13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................	13
ITEM 5. OTHER INFORMATION...............................................................................................................	13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................................	14

SIGNATURES..................................................................................................................................................	14

EXHIBITS.........................................................................................................................................................	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) Condensed Consolidated Financial Statements

Financial Statements:	Page

Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Ohana Enterprises and Subsidiary (A Development Stage Company) Condensed Consolidated Balance Sheets

	June 30, 2003	March 31, 2004
		(Unaudited)
CURRENT ASSETS
Cash	$ 25,190	$ -
Other receivables	-	416
Prepaid expenses	93,300	2,092,079

TOTAL ASSETS	$118,490	$ 2,092,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 86,103	$ 144,104
Accrued liabilities - related parties	148,147	165,742
Bank overdraft	-	293
Note payable - Hudson Consulting	200,000	-
Line of credit, including accrued interest	-	29,877

Total Current Liabilities	434,250	340,016

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil
Common stock, $0.001 par value, 200,000,000 shares authorized 16,629,638 and 75,285,275 shares, respectively, issued and outstanding	16,630	75,285
Additional paid-in capital	489,323	4,064,562
Stock subscription receivable	(51,740)	-
Accumulated deficit during development stage	(769,973)	(2,387,368)

Total Stockholders' Equity (Deficit)	(315,760)	1,752,479

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$118,490	$ 2,092,495

The accompanying notes are an integral part of these financial statements.

Ohana Enterprises and Subsidiary (A Development Stage Company) Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,		From Inception (July 1, 2001) to March 31,
	2003	2004	2003	2004	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$ 128,800	$ 1,274,426	$ 340,636	$ 1,700,395	$ 2,270,368

Loss from operations	(128,800)	(1,274,426)	(340,636)	(1,700,395)	(2,270,368)

Provision for loss on related parties notes receivable	-	-	-	-	(200,000)

Other Income
Gain on extinguishment of debt	-	83,000	-	83,000	83,000

Net loss	$ (128,800)	$ (1,191,426)	$ (340,636)	$ (1,617,395)	$ (2,387,368)

Basic weighted average number of common shares outstanding	14,775,696	43,357,006	8,867,725	20,780,813

Net loss per common share Basic	$ (0.01)	$ (0.03)	$ (0.04)	$ (0.08)

The accompanying notes are an integral part of these financial statements.

Ohana Enterprises and Subsidiary (A Development Stage Company) Condensed Consolidated Statements of Cash Flows
	Nine Months Ended March 31,		From Inception (July 1, 2001) to March 31,
	2003	2004	2004
	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(340,636)	$(1,617,395)	$(2,387,368)
Adjustments to reconcile net loss to net provided by operating activities
Non-cash adjustments:
Effect of merger	-	-	(27,717)
Provision for loss on receivable received in merger	-	-	200,000
Issuance of stock for services	368,370	3,533,894	3,874,824
Gain from extinguishment of debt	-	(83,000)	(83,000)
Changes in:
Accounts receivable	-	(416)	(416)
Prepaid expenses	(93,468)	(1,998,779)	(2,012,079)
Accounts payable and accrued liabilities	16,409	58,753	144,856
Accrued liabilities - related parties	28,358	17,595	165,742

NET CASH USED BY OPERATING ACTIVITIES	(20,967)	(89,348)	(128,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	293	293
Payment received on subscription receivable	-	51,740	90,842
Advance on line of credit	-	29,125	29,125
Proceeds from sale of common stock	25,000	100,000	125,000
Offering costs	-	-	(3,102)
Payment on note payable to Hudson Consulting	-	(117,000)	(117,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	64,158	125,158

NET CHANGE IN CASH	4,033	(25,190)	-

Cash, beginning of period	-	25,190	-

Cash, end of period	$ 4,033	$ -	$ -

SUPPLEMENAL SCHEDULE OF NON-CASH INVESTING
ACTIVITIES:
Issuance of common stock for services	$ 368,370	$ 1,166,610	$ 2,158,565

Issuance of common stock for prepaid services		$ 2,002,704

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

On January 14, 2004, the Company signed a non-binding Memorandum of Agreement to acquire RestauranTech (“REST”), a wholly owned subsidiary of Interactive Ideas Consulting Group, Inc. ("I2CG"). REST provides service-enhancing technologies to the hospitality market. Neal Weisman, a shareholder of the Company, is the former CEO and a former shareholder of I2CG.  REST provides service-enhancing technologies to the hospitality market. This acquisition includes all of RestauranTech's client relationships and suite of products, including its flagship product, "Wi-Fi 802.11b hotspot service."

Subsequent to the closing of this acquisition, certain differences in strategic direction for the organization and other issues have arisen which have caused the parties to seek to rescind the transaction.  The Company and I2CG are currently negotiating the terms and conditions of a rescission.  See Note 5 to Notes to Condensed Consolidated Financial Statements.

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

4.    NOTE PAYABLE - HUDSON CONSULTING GROUP, INC.

During the quarter ended March 31, 2004, the Company settled the note payable to Hudson Consulting for $117,000 and realized a non-cash gain of $83,000, included in the statement of operations as extinguishment of debt.  The Company raised the funds necessary to settle the note payable from the sale of 10,000,000 shares of restricted common stock for $0.01 per share, which raised funds of $100,000.  Additionally, the Company obtained financing in the form of a line-of-credit for up to $30,000, which matures on June 30, 2004.  Interest accrues at 20% per annum and is payable on or before June 30, 2004.  The Company, at its discretion, can either pay the line-of-credit with cash or with the issuance of restricted common stock at a discount of 30% to the average bid price for the last 10 days prior to conversion.  The outstanding balance on the line-of-credit, including interest payable, at March 31, 2004, is $29,877.

5.   SUBSEQUENT EVENTS

·        The Company issued an aggregate of  107,000 shares for legal fees in lieu of cash between March 31, 2004 and May 10, 2004.

·        On April 1, 2004, the Company consummated the acquisition of 100% of the issued and outstanding common stock of REST, a wholly-owned subsidiary of I2CG, in consideration of the issuance to I2CG of an aggregate of 2,200,000 shares of the Company’s Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Of the 2,200,000 Series A Preferred Stock issued, 1,700,000 shares were for the acquisition of REST and 500,000 were issued for services in connection with the acquisition. The Series A Preferred Stock can be converted to common stock at a ratio of 100 shares of common stock for every one share of Series A Preferred Stock. Neal Weisman, a shareholder of the Company, is the former president and a former shareholder of I2CG. As required under the terms of the Agreement and Plan of Reorganization for the acquisition of REST (the “Agreement”), the Company’s Board of Directors elected Neal Weisman and Brett Martin to fill two vacancies on the Board, effective April 1, 2004.  Mr. Weisman will also serve as Chairman of the Board.  Mr. Martin is the Company’s newly-elected President and CEO (see below).  Pursuant to the Agreement, Mr. Weisman was also appointed as the Company’s Chief Operating Officer and Linda Ford was appointed as the Company’s Vice President of Marketing.

•        At April 1, 2004, the Company had an aggregate of 75,285,275 shares of common stock outstanding on a fully-diluted basis. Therefore, if I2CG converted all of the Series A Preferred Stock on that date, it would own and control 76% of the Company’s outstanding and fully-diluted common stock.

•        On April 1, 2004, the Company’s Board of Directors acknowledged the expiration of the term for Dennis Thompson as a Director of the Company. Mr. Thompson’s service as Director was pursuant to and a condition of the Stock Purchase Agreement by and between Hudson Consulting Group, Inc. (Hudson) and each of Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan Thomas and Phillip Crawford dated August 16, 2002. All obligations to Hudson Consulting Group were paid in full on February 20, 2004.

•        On April 1, 2004, Brett Martin joined the Company as Chief Executive Officer.  Brett Martin brings more than 15 years of executive management, sales leadership and marketing experience to RestauranTech. Martin comes to Ohana and RestauranTech from DynTek, Inc., a national technology service provider, where he served as Senior Vice President.

•        Subsequent to the closing of the acquisition of REST, certain differences in strategic direction for the organization and other issues have arisen which have caused the parties to seek to rescind the transaction.  The Company and I2CG are currently negotiating the terms and conditions of a rescission, which would include the resignations of Messrs. Weisman and Martin from the Company’s Board of Directors and the resignations of Messrs. Weisman and Martin and Ms. Ford as officers of the Company.  In addition, the rescission would provide for the return and cancellation of all shares of Series A Preferred Stock to be issued in connection with the acquisition, and the reimbursement of certain of I2CG’s expenses.   The Company is continuing to evaluate other acquisition candidates.

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

Subsequent to the closing of the acquisition of REST, certain differences in strategic direction for the organization and other issues have arisen which have caused the parties to seek to rescind the transaction, including but not limited to the availability of audited financial statements for REST.  The Company and I2CG are currently negotiating the terms and conditions of a rescission, which would include the resignations of Messrs. Weisman and Martin from the Company’s Board of Directors and the resignations of Messrs. Weisman and Martin and Ms. Ford as officers of the Company.  In addition, the rescission would provide for the return and cancellation of all shares of Series A Preferred Stock issued in connection with the acquisition, and the reimbursement of certain of I2CG’s expenses.  The Company is continuing to evaluate other acquisition candidates.

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

Sales and Marketing Expenses.  The Company has incurred no sales and marketing expenses since the date of inception, as it has been a development stage company. Management expects to commence sales and marketing efforts as soon as a viable operating business has been acquired.

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

During the three months ended March 31, 2004, the Company raised $100,000 in equity financing through the exercise of an option to purchase 10,000,000 shares of restricted common stock at $.01 per share.  The funds were specifically allocated toward the resolution of the litigation with the Hudson Consulting Group.  An additional $29,125 was raised through a loan agreement by which the amounts owed will convert, at the Company's option, into Company restricted common stock if the obligation is not paid by June 30, 2004.   The Company is currently seeking a small bridge loan of $50,000 to fund immediate operational needs. The Company has suspended development activities for its Visual Interviews subsidiary and plans to redirect all future funding to Company operations with the goal of working toward completion of an acquisition.

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

ITEM 3.  CONTROLS AND PROCEDURES

On May 10, 2004, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures.  As of that date, the Company's interim Chief Executive Officer and Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.   Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 19, 2004, the Company filed a complaint against its former CEO, Gerard Nolan, in the Superior Court of the State of California for the County of Los Angeles. The claims against Mr. Nolan include breach of fiduciary duty. The parties are attempting to negotiate a resolution of this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 5.  OTHER INFORMATION.

            Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Title of Exhibit

31.01	Certification Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(c)
32.01	Certification Pursuant to Section 906

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHANA ENTERPRISES, INC.

Date: May 25, 2004	/s/ Catherine Thompson
Interim Chief Executive Officer
Chief Financial Officer

CERTIFICATIONS

Exhibit 31.01

I, Catherine Thompson, certify that:

1.     I have reviewed this amended quarterly report on Form 10-QSB of OHANA ENTERPRISES, INC.;

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

       b.      evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this amended report and our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this amended quarterly report based on such evaluation; and

       c.      disclosed in this amended quarterly report any change in the registrant's internal control over financial reporting that occurred during; the registrant's fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a.      All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which is reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b.      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 25, 2004

/s/ Catherine Thompson

Catherine Thompson

Interim Chief Executive Officer

and Chief Financial Officer

Exhibit 32.01- Certification of Interim Chief Executive Officer and Chief Financial Officer

CERTIFICATION OF INTERIM CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Catherine Thompson, Interim Chief Executive Officer and Chief Financial Officer of OHANA ENTERPRISES, INC (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

     (1)  the amended quarterly report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m);

          and

     (2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 25, 2004

/s/ Catherine Thompson

    Catherine Thompson

    Interim Chief Executive Officer and Chief Financial Officer

