Form 10KSB
period 2004-06-30
OHANA ENTERPRISES
filed 2004-10-14
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                                   (Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004

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



               23852 Pacific Coast Highway, #167, Malibu, CA 90265
               ---------------------------------------------------
               (Address of principal executive office) (Zip Code)


                  7275 Murdy Circle, Huntington Beach, CA 92647
                ----------------------------------------- ------
                 (Former address, if changed since last report)


                                 (310) 456-3199
                         ------------------------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                 -------  ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $359,126.

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 23, 2004 was 388,823,300.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). N/A.

Transitional Small Business Disclosure Format (Check One):  Yes ____  No__X__

                                TABLE OF CONTENTS

                                                                         PAGE
                                     PART I


Item 1.  Description of Business ......................................    1

Item 2.  Description of Property ......................................    7

Item 3.  Legal Proceedings ............................................    7

Item 4.  Submission of Matters to a Vote of Security Holders ..........    7


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters .....    7

Item 6.  Management's Discussion and Analysis or Plan of Operation ....    9

Item 7.  Financial Statements .........................................   17

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure ..........................   17

Item 8A. Controls and Procedures ......................................   17

Item 8B. Other Information ............................................   18


                                    PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ............   18

Item 10. Executive Compensation .......................................   19

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ..............................   22

Item 12. Certain Relationships and Related Transactions ...............   23

Item 13. Exhibits and Reports on Form 8-K .............................   23

Item 14. Principal Accountant Fees and Services .......................   26


Signatures ............................................................   28

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

    As used in this Annual Report on Form 10-KSB, the terms "Company" or "Ohana" refer to Ohana Enterprises, Inc., a Delaware corporation, its wholly-owned subsidiary, Visual Interviews, Inc., a Nevada corporation ("VI"), and its predecessor Torchmail Communications, Inc., a Delaware corporation ("Torchmail"), unless the context indicates otherwise.

    The Company emerged from bankruptcy on August 21, 1999 as Erly Industries, Inc. ("Erly"). Erly's business plan at that time was to acquire operations through an acquisition or merger, or to begin its own start-up business. On March 22, 2000, Erly's Board of Directors sold a controlling interest in its common stock to Hudson Consulting Group, Inc. ("Hudson"), a Nevada corporation and subsidiary of Axia Group, Inc., a public company ("Axia"), for $120,000 in cash. After ratifying the Hudson transaction at a special board meeting on October 9, 2000, Erly issued 9,237,912 shares of common stock to Hudson. Erly's Board of Directors then appointed Richard Surber, an officer and director of Hudson and Axia and a principal shareholder of Axia, to the Board on November 14, 2000. All other members of Erly's Board of Directors then resigned, leaving Mr. Surber as the sole Director.

    On January 24, 2001, Erly merged with Torchmail Communications Inc., a Delaware corporation ("Torchmail"). In the merger, shareholders of Erly received one share of Torchmail common stock for every 100 shares of Erly common stock owned. Following a reverse stock split, the Company had a total of 150,000 shares issued and outstanding. On June 15, 2001, the Company issued 500,000 shares of common stock to Hudson for services rendered in preparing financial statements and also to pay for expenses previously paid by Hudson on the Company's behalf. From and after the Torchmail merger, the Company continued to pursue the acquisition of an existing business or business assets.

    On March 17, 2002, the Company effected a 5 for 1 forward stock split to all shareholders of record on March 15, 2002.

     VI was incorporated in Nevada to provide services and products within the market segment of human resource professional services and outsourcing. VI's core service was intended to be the "Visual Interview", that would provide employers, recruiters and search firms the tools and services to facilitate the initial screening and skills assessment of job candidates. On October 18, 2002, certain shareholders of VI (the "Purchasers") purchased an aggregate of 2,911,900 shares of the Company's common stock, or 79.8% of all then-issued and outstanding common stock, from Hudson. The stock was purchased for consideration of $300,000; one-third of this was paid in cash and the balance in a $200,000 note payable to Hudson (the "Note Payable"). The Note Payable required a payment of $100,000 on or before the 120th day following the closing of the stock purchase, and an additional $120,000 payment on or before the 180th day following the closing.

     On October 18, 2002, the Company acquired 100% of the outstanding common stock of VI in exchange for the issuance of an aggregate of 9,384,543 shares of the Company's common stock to the former VI shareholders. As part of the consideration for the acquisition, the Company assumed the obligations of the Purchasers to Hudson pursuant to the Note Payable. Payment of the Note Payable was secured by a Stock Pledge Agreement for two-thirds of the shares transferred to Purchasers and two-thirds of the 9,384,543 shares of the Company's common stock issued to the VI shareholders (including the Purchasers) in the acquisition of VI.

     After the acquisition of VI, the former VI shareholders owned an aggregate of 12,196,443 shares, or 93.39%, of the Company's common stock. All but one of the Company's Directors resigned upon the closing of the acquisition, and four VI directors and shareholders, Catherine Thompson (who also served as VI's Chief Financial Officer), Gerard Nolan (who also served as VI's Chief Executive Officer), David Cronshaw and Michael Avatar, were elected to serve on the Company's Board of Directors. Mr. Nolan was also appointed as President and Chief Executive Officer of the Company, and each of the executive officers of VI was appointed as an executive officer of the Company.

    On January 16, 2003, the Company notified Hudson of the Company's intent to offset payments due to Hudson under the Note Payable. The offset was effected by the Company due to certain alleged misrepresentations and omissions made by Hudson in the original Hudson stock purchase agreement.

    On March 17, 2003, Hudson filed a Verified Complaint in the Third Judicial District Court in and for Salt Lake County, Utah (Case No. 030905949) (the "Action") against the Company and the Purchasers, alleging claims of breach of contract and breach of implied covenant of good faith and fair dealing in the failure to pay sums due under the Hudson stock purchase agreement, and seeking damages of not less than $200,000. On June 5, 2003, the Company and the Purchasers filed an Answer, Counterclaim and Third Party Complaint against Hudson, Axia Group, Inc. and Richard Surber, denying Hudson's allegations, setting forth several affirmative defenses and alleging claims for fraud, negligent misrepresentation and violations of Utah and federal securities laws. The Action was settled by Hudson, the Company and all Purchasers except for Gerard Nolan on February 20, 2004. As part of the settlement, the Company paid Hudson the sum of $117,000, and Hudson released the stock pledged under the Stock Pledge Agreement. Both parties signed a mutual general release, and neither Hudson nor Ohana admitted or denied any of the claims or allegations contained in the Action or otherwise.

     On September 2, 2003, Gerard Nolan was relieved of his duties as President and CEO of the Company and VI. The Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Mr. Nolan on March 19, 2004 alleging breach of fiduciary duty, fraud and deceit and conversion, and seeking damages. On September 22, 2004, the Company and Mr. Nolan executed a settlement agreement and general release, and Mr. Nolan assigned to the Company all rights and ownership to an aggregate of 810,000 shares of Ohana common stock previously issued to him and registered pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended.

     In October 2003, due to a shortage of capital, the Company suspended all development of the VI technology and products. The VI business plan required significant expenditures in order to develop and expand its business model, its technology, and its operations, as well as to respond to unanticipated competitive pressures. However, VI did not have an immediate source of operating capital. The Company began to pursue potential opportunities for acquisition or merger that would contribute an operating business within a reasonably foreseeable time. The discontinued operations of VI have been written off and the loss accounted for as of June 30, 2004.

      After an extensive review and consideration of available opportunities, on April 1, 2004 the Company acquired 100% of the issued and outstanding common stock of RestauranTech ("RestauranTech") from its parent company, Interactive Ideas Consulting Group ("IICG"), in consideration for the issuance to IICG of an aggregate of 1,700,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). An additional 500,000 of Series A Preferred Stock was to be issued for services in connection with the acquisition. The Series A Preferred Stock was intended to be convertible into common stock at a ratio of 100 shares of common stock for every one share of Series A Preferred Stock. Neal Weisman, a shareholder of the Company, was the former president and a former shareholder of IICG. At April 1, 2004, the Company had an aggregate of 63,416,763 shares of common stock outstanding on a fully-diluted basis. Therefore, if IICG had converted all of the Series A Preferred Stock issuable on that date, it would have owned and controlled 77.62% of the Company's fully-diluted common stock and 77.62% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934.

    In conjunction with the acquisition of RestauranTech, the Company appointed Brett Martin to serve as its President and CEO. The Company and Mr. Martin entered into a consulting agreement for a term beginning on April 1, 2004 and ending on June 30, 2004. In consideration for his services, Mr. Martin received an aggregate of 2,800,000 shares of the Company's common stock, valued at $196,000. In addition, pursuant to the terms of a second consulting agreement, the Company issued an aggregate of 1,400,000 shares of common stock, valued at $98,000, for Mr. Martin's participation in public relations, investor relations, fundraising and other financial activities of the Company. The Company also appointed Neal Weisman to serve as Chief Operations Officer, and entered into a consulting agreement with Mr. Weisman for a term beginning on April 1, 2004 and ending on June 30, 2004. In consideration for his services, Mr. Weisman received an aggregate of 2,600,000 shares of the Company's common stock, valued at $182,000. In addition, pursuant to the terms of a second consulting agreement, the Company issued an aggregate of 1,300,000 shares of common stock, valued at $91,000, for Mr. Weisman's participation in public relations, investor relations, fundraising and other financial activities of the Company. Also in connection with the acquisition of RestauranTech, the Company's Board of Directors filled two vacancies effective April 1, 2004. Elected to the Board were Mr. Weisman, who was also to serve as Chairman of the Board, and Mr. Martin.

     Subsequent to the closing of the acquisition of RestauranTech, certain differences in strategic direction for the organization and other issues arose which caused the Company and IICG to mutually rescind the transaction on May 27, 2004. The term of Mr. Martin's and Mr. Weisman's consulting agreements expired, and the agreements were not renewed. On May 22, 2004, Messrs. Martin and Weisman resigned from the Company's Board of Directors. The Series A Preferred Stock had never been issued, and the Board of Directors rescinded the resolution authorizing its issuance. Messrs. Martin and Weisman retained all shares of common stock issued to them pursuant to their respective consulting agreements. The Rescission Agreement required the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible Promissory Note in the principal amount of $160,000 (the "Note"). The Note bears interest at the rate of 8% per annum and is due and payable in full on or before May 26, 2005. The Note requires that certain installment payments be made to IICG contingent upon the receipt of certain funding levels by the Company. If the Company receives $100,000 - $250,000 in funding during the term of the Note, the Company is required to pay 20% of those funds toward the amounts owing on the Note. If the Company receives $250,001 - $500,000 during the term of the Note, the Company is required to pay 25% of those funds toward the amounts owing on the Note. If the Company receives funding of an amount greater than $500,000, it is required to pay the full amount of principal and interest owing on the Note. The
Note is convertible into the Company's common stock after January 2, 2005, at a conversion price equal to the closing bid price for the Company's common stock on the date prior to the date of notice of conversion. Conversion is automatic at maturity if IICG does not request conversion earlier and if there is no event of default. The common stock would be issued as restricted common stock but would have piggy-back registration rights.

      Since June 2004, the Company has renewed its search for an operating business or assets for acquistion. This search gained momentum in September 2004, due in part to the consummation of a significant investment in the Company by a strategic partner. On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 200,000,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of:
(a) $0.0025 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has not yet designated its representative on the Board of Directors. At September 14, 2004, the Company had an aggregate of 152,553,778 shares of common stock outstanding on a fully-diluted basis. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934.

      Management believes that the principals of GCCC will assist in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. As part of this strategy, the Company is currently evaluating the purchase of 100% of the assets of an established 31 year-old California business valued at approximately $10 million. The business is a leader in a niche market. The Company will soon begin to conduct due diligence on this prospective acquisition to determine the viability and value of its property and assets. Management believes that it will take approximately four to five months to complete the due diligence process of this specific acquisition candidate, which would include inventory testing, building inspections and a complete three-year trailing audit of the candidate's financial statements. There can be no assurance that the results of the due diligence and audit will be satisfactory or that the acquisition will be consummated, or that if consummated, the business will be successfully integrated into the Company's operations.

Selection of a Business
--------------------------------

    In the event that the above-referenced acquisition is not consummated, the Company will seek to identify other business opportunities for acquisition. The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. To augment these efforts, the Company has entered into a non-exclusive, non-binding finder's fee and non-circumvention agreement with Info-Tronixs, an unaffiliated firm located in Springfield, NJ. The agreement entitles Info-Tronix to receive preferred stock convertible into 4.9% of the Company's issued and outstanding common stock after the consummation of a transaction between the Company and any prospect that the Company meets through the efforts of Info-Tronixs. Info-Tronixs is also entitled to reimbursement of its business expenses incurred in locating such prospect. The Company has agreed not to circumvent the interest of Info-Tronixs in any successful prospect, and has agreed to pay Info-Tronixs $1,000,000 in liquidated damages should it breach the finder's fee and non-circumvention agreement

     The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. While the Company desires a business opportunity with existing operations and growth potential, the Company may evaluate and enter into an agreement with a development stage business venture contingent upon funding availability. If the Company participates in an operating entity with growth potential, it may be subjected to risk because the Company may not be able to adequately fund requirements to achieve the next level of growth. Participation in a new business venture also entails risks since in many instances the management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately.

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


Acquisition of a Business
--------------------------------

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders as according to Delaware law and the Company's Bylaws.

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


Operation of Business After Acquisition
---------------------------------------

     The Company's operations following its acquisition of a business will be dependent on the nature of the business and the interest acquired. Management is currently unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.


Governmental Regulation
--------------------------------

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

Competition
--------------------------------

     The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees
--------------------------------

     As of June 30, 2004, the Company had one full time administrative employee. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any additional full-time employees so long as it is seeking and evaluating businesses. The need for employees in the future and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business or industry.

ITEM 2. DESCRIPTION OF PROPERTY

     At the present time, the Company does not own or lease any real property. The Company's principal address as reported in this Annual Report on Form 10-KSB is the residence of its employee.

ITEM 3. LEGAL PROCEEDINGS

     The Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against its former CEO, Gerard Nolan, on March 19, 2004 alleging claims of breach of fiduciary duty, fraud and deceit, and conversion, and seeking damages. On September 22, 2004, the Company and Mr. Nolan executed a settlement agreement and general release, and Mr. Nolan assigned to the Company all rights and ownership to an aggregate of 810,000 shares of Ohana common stock previously issued to him and registered pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last quarter of fiscal 2004, the following matters were voted upon and approved by a majority of shareholders representing a majority of voting power of the Company:

     On March 18, 2004, pursuant to the written consent the holders of aggregate of 33,002,585 shares of the Company's Common Stock, a majority of the outstanding common stock approved the following: 1) that the number of authorized shares of common stock should be increased to four hundred million (400,000,000), 2) that the terms of the Stock Purchase Agreement and Plan of Reorganization (the "Plan") by and between RestauranTech and Ohana Enterprises, Inc. dated March 18, 2004 as recommended and approved by the Board of Directors is accepted and approved, 3) that in accordance with the acquisition, the Company be renamed as Hospitality Tech Inc.

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

COMMON STOCK
                                           Bid Price
                                          -----------
Period                                High             Low
------                              --------        ---------

Fiscal 2004
------
First Quarter                       $   0.30        $    0.07
Second Quarter                      $   0.16        $    0.04
Third Quarter                       $   0.20        $    0.065
Fourth Quarter                      $   0.09        $    0.018


Fiscal 2003 (1)
------
First Quarter                       $   0.25        $     0.25
Second Quarter                      $   0.25        $     0.25
Third Quarter
(July 1 through Sept 26)            $   2.50        $     0.25


--------------------------------------
(1) The Company's fiscal year end was changed to June 30th effective December 31, 2002.

     On September 23, 2004, the high and low bid prices of the Company's common stock on the Bulletin Board were $.005 and $.004 per share, respectively, and there were approximately 2,000 holders of record of the common stock. At September 23, 2004, the Company had 388,823,300 shares of common stock issued and outstanding. Since its inception, the Company has not paid any dividends and it is not anticipated that the Company will pay any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by the Company s during the year ended June 30, 2004, and not previously disclosed in the Company's quarterly reports on Form 10-QSB for the respective quarterly periods ended September 30 and December 31, 2003 and March 31, 2004. Also included is the consideration, if any, received by the Company for such shares, options and warrants, and information relating to the section of the Securities Act or the rule of the Securities and Exchange Commission under which an exemption from registration was claimed.

     In the first quarter of fiscal 2004, the Company issued an aggregate of 1,271,667 shares of common stock to consultants in consideration for services provided to the Company with an aggregate adjusted value of $148,125. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

     In the second quarter of fiscal 2004, the Company issued an aggregate of 8,256,470 shares of common stock to consultants in consideration for services provided to the Company with an aggregate adjusted value of $513,500. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

      In the third quarter of fiscal 2004, the Company issued an aggregate of 39,202,500 shares of common stock to consultants in consideration for services provided to the Company with an aggregate adjusted value of $2,971,229. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

     In the fourth quarter of fiscal 2004, the Company issued an aggregate of 107,000 shares of common stock to consultants in consideration for services provided to the Company with an aggregate value of $7,500. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

       On January 2, 2004, the Company obtained financing in the form of a line-of-credit for up to $30,000, which matured on June 30, 2004. Interest on the loan accrued at 20% per annum and was payable on or before June 30, 2004. As the Company had minimal financial resources, it elected to exercise its option to repay the line-of-credit with the issuance of restricted common stock at a discount of 30% to the average bid price for the last 10 days prior to conversion. On July 27, 2004, the outstanding balance on the line-of-credit, including interest payable, of $31,661 was settled with the issuance of 4,523,040 shares of restricted common stock valued at $.007 per share. An additional 72,465 shares of restricted common stock valued at $.007 per share were issued for pre-paid interest on a second line of credit from the same source. The issuances were made in reliance upon Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

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

     This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition. On December 10, 2002, the Company changed its name to Ohana Enterprises, Inc. in association with the change in control and acquisition of VI. Ohana Enterprises, Inc. is a holding company with no operations. VI was a wholly-owned subsidiary of the Company, and was the only operational business within the Company. However, the VI business plan required significant operating expenses in order to develop and expand its business model, its technology and its operations, as well as to respond to unanticipated competitive pressures. VI did not have a source of operating capital as it was still in the development stage. In October 2003, the Company suspended development and operations of VI and began to pursue potential opportunities for acquisition or merger that would contribute an operating business to Ohana.

     After an extensive review and consideration of available opportunities, on April 1, 2004 the Company acquired 100% of the issued and outstanding common stock of RestauranTech ("RestauranTech") from its parent company, Interactive Ideas Consulting Group ("IICG"), in consideration for the issuance to IICG of an aggregate of 1,700,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). An additional 500,000 of Series A Preferred Stock was to be issued for services in connection with the acquisition. The Series A Preferred Stock was intended to be convertible into common stock at a ratio of 100 shares of common stock for every one share of Series A Preferred Stock. Neal Weisman, a shareholder of the Company, was the former president and a former shareholder of IICG. At April 1, 2004, the Company had an aggregate of 63,416,763 shares of common stock outstanding on a fully-diluted basis. Therefore, if IICG had converted all of the Series A Preferred Stock issuable on that date, it would have owned and controlled 77.62% of the Company's fully-diluted common stock and 77.62% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934.

     Subsequent to the closing of the acquisition of RestauranTech, certain differences in strategic direction for the organization and other issues arose which caused the Company and IICG to mutually rescind the transaction on May 27, 2004. The Series A Preferred Stock had not been issued, and the Board of

Directors rescinded the resolution authorizing its issuance. The
Rescission Agreement required the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible Promissory Note in the principal amount of $160,000 (the "Note"). The Note bears interest at the rate of 8% per annum and is due and payable in full on or before May 26, 2005. The Note requires that certain installment payments be made to IICG contingent upon the receipt of certain funding levels by the Company. If the Company receives $100,000 - $250,000 in funding during the term of the Note, the Company is required to pay 20% of those funds toward the amounts owing on the Note. If the Company receives $250,001 - $500,000 during the term of the Note, the Company is required to pay 25% of those funds toward the amounts owing on the Note. If the Company receives funding of an amount greater than $500,000, it is required to pay the full amount of principal and interest owing on the Note. The
Note is convertible into the Company's common stock after January 2, 2005, at a conversion price equal to the closing bid price for the Company's common stock on the date prior to the date of notice of conversion. Conversion is automatic at maturity if IICG does not request conversion earlier and if there is no event of default. The shares would be issued as restricted common stock but would have piggy-back registration rights.

      Since June 2004, the Company has renewed its search for an operating business or assets for acquisition. This search gained momentum in September 2004, due in part to the consummation of a significant investment in the Company by a strategic partner. On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 200,000,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of:
(a) $0.0025 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has not yet designated its representative on the Board of Directors. At September 14, 2004, the Company had an aggregate of 152,553,778 shares of common stock outstanding on a fully-diluted basis. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934.

         Management believes that the principals of GCCC will assist in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. As part of this strategy, the Company is currently evaluating the purchase of 100% of the assets of an established 31 year-old California business valued at approximately $10 million. The business is a leader in a niche market. The Company will soon begin to conduct due diligence on this prospective acquisition to determine the viability and value of its property and assets. Management believes that it will take approximately four to five months to complete the due diligence process of this specific acquisition candidate, which would include inventory testing, building inspections and a complete three-year trailing audit of the candidate's financial statements. There can be no assurance that the results of the due diligence and audit will be satisfactory or that the acquisition will be consummated, or that if consummated, the business will be successfully integrated into the Company's operations. In the event that the acquisition does not materialize, the Company will continue to seek other opportunities. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

RESULTS OF OPERATIONS

     Year Ended June 30, 2004 Compared To Year Ended June 30, 2003

         Revenues. The Company did not generate any revenue in the fiscal years ended June 30, 2004 and 2003. Since the cessation of all activities of VI in October 2003 due to lack of operational capital, the Company's focus has been on the evaluation and selection of an existing business to effect a merger or acquisition. At year end June 30, 2004, the Company accounted for the discontinued operations of its VI subsidiary and recognized a loss, use of applicable taxes, of $73,025. During the year ended June 30, 2003, the Company had acquired VI and was working toward the creation of an infrastructure, securing a strategic partner and the development of the VI suite of products. The Company has been in the development stage since July 2001.

        General and Administrative Expenses. The Company incurred $3,701,108 in general and administrative expenses for the year ended June 30, 2004, compared to $516,495 in general and administrative expenses for the year ended June 30, 2003. The significant increase in general and administrative expense for the year ended June 30, 2004 was primarily due to $3,618,863 of expense related to the issuance of an aggregate of 49,137,637 shares of common stock to employees and consultants in lieu of cash compensation. At June 30, 2004, the Company had no cash, and therefore was unable to compensate its employees. Employees and consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. For the year ended June 30, 2003, similar non-cash compensation equaled $363,370 for the issuance of an aggregate of 12,269,067 shares of common stock.

        Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception, as it has been a development stage company since that time.

        Gain from Extinguishment of Debt. In the year ended June 30, 2004, the Company settled litigation with Hudson regarding a $200,000 note payable for a cash payment of $117,000, resulting in an $83,000 gain. No such gain was recognized in the year ended June 30, 2003.

        Interest Expense. The Company incurred $3,893 in interest expense for the year ended June 30, 2004 from short-term borrowings. There was no interest expense for the year ended June 30, 2003.

        Loss on Disposal of VI less applicable taxes. The Company discontinued the development and operations of its VI subsidiary in the year ended June 30, 2004. The estimated loss of $73,025 resulted primarily from the write-off of a prepaid expense for technology consulting services that were paid for with Ohana common stock.

        Provision for Loss on Related Parties Note Receivable. In the year ended June 20, 2003, the Company determined that a $200,000 note receivable from related parties in regard to the purchase of Torchmail was uncollectible. In accordance with this determination, a $200,000 provision for loss was entered.

        Net Loss. As a result of the foregoing factors, the Company's net loss increased to $3,695,026 for the year ended June 30, 2004, compared to a net loss of $716,495 for the year ended June 30, 2003. The net loss (basic and diluted) per share was $0.09 and $0.07, for the respective years ended June 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has an immediate need for capital. At June 30, 2004, the Company had no cash or cash equivalents; at June 30, 2003, cash and cash equivalents equaled $25,190. The Company utilized $247,429 in net cash for operating activities during the year ended June 30, 2004, compared with $35,810 during the year ended June 30, 2003. The cash utilized in operating activities during the year ended June 30, 2004 was largely due to a non-cash adjustment of $3,630,602 reflecting the issuance of stock for services, less a gain of $83,000 from the extinguishments from debt from the settlement of litigation against Hudson. Other changes affecting net cash used by operating activities at June 30, 2004 included prepaid expenses of $209,283 and an increase of $384 in other assets, offset by accounts payable and accrued liabilities of $109,442 (including accrued liabilities to related persons of $220). The cash utilized in operating activities during the year ended June 30, 2003 primarily reflected non-cash adjustments of $27,717 resulting from the acquisition of VI, the $200,000 loss provision described above, and $313,370 for the issuance of common stock for services. Cash changes included a increase in prepaid expenses of $13,300, offset by accounts payable and accrued liabilities of $60,185 and related party payables of $148,147.

     The Company did not utilize cash for investing activities during either fiscal 2004 or 2003. Financing activities provided $233,978 of cash to the Company during the year ended June 30, 2004, consisting primarily of $100,000 in proceeds from the issuance of common stock, $199,225 in borrowings on notes payable, and $51,739 received on a subscription receivable, offset by a $117,000 payment on the note payable to Hudson. During the year ended June 30, 2003, financing activities provided $61,000 of cash to the Company, consisting of $25,000 in proceeds from the issuance of common stock and $39,102 received on a subscription receivable, less $3,102 in offering costs.

     The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $3,695,026 for the year ended June 30, 2004. Since inception, the Company has incurred a net loss of $4,464,999. Primarily as a result of these recurring losses, Ohana's independent certified public accountants modified their report on the June 30, 2004 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

    On May 27, 2004 the Company and IICG mutually rescinded the acquisition of RestauranTech. The Rescission Agreement required the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible Promissory Note in the principal amount of $160,000 (the "Note"). The Note bears interest at the rate of 8% per annum and is due and payable in full on or before May 26, 2005. The Note requires that certain installment payments be made to IICG contingent upon the receipt of certain funding levels by the Company. If the Company receives $100,000 - $250,000 in funding during the term of the Note, the Company is required to pay 20% of those funds toward the amounts owing on the Note. If the Company receives $250,001 - $500,000 during the term of the Note, the Company is required to pay 25% of those funds toward the amounts owing on the Note. If the Company receives funding of an amount greater than $500,000, it is required to pay the full amount of principal and interest owing on the Note. The Note is convertible into the Company's common stock after January 2, 2005, at a conversion price equal to the closing bid price for the Company's common stock on the date prior to the date of notice of conversion. Conversion is automatic at maturity if IICG does not request conversion earlier and if there is no event of default. The shares would be issued as restricted common stock but would have piggy-back registration rights.

     On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 200,000,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of:
(a) $0.0025 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has not yet designated its representative on the Board of Directors. At September 14, 2004, the Company had an aggregate of 152,553,778 shares of common stock outstanding on a fully-diluted basis. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934.

     Management believes that the principals of GCCC will assist in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. As part of this strategy, the Company is currently evaluating the purchase of 100% of the assets of an established 31 year-old California business valued at approximately $10 million. The business is a leader in a niche market. The Company will soon begin to conduct due diligence on this prospective acquisition to determine the viability and value of its property and assets. Management believes that it will take approximately four to five months to complete the due diligence process of this specific acquisition candidate, which would include inventory testing, building inspections and a complete three-year trailing audit of the candidate's financial statements. There can be no assurance that the results of the due diligence and audit will be satisfactory or that the acquisition will be consummated, or that if consummated, the business will be successfully integrated into the Company's operations. In the event that the acquisition does not materialize, the Company will continue to seek other opportunities. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

RISKS AND UNCERTAINTIES

     The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

     RISKS RELATING TO OHANA'S BUSINESS

    OHANA NEEDS SIGNIFICANT ADDITIONAL CAPITAL. The Company currently has no income producing operations or assets and may have limited access to additional capital. At June 30. 2004, the Company had no cash or cash equivalents. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's common stock. As described above, on September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition

     OHANA HAS ONLY A LIMITED OPERATING HISTORY. The Company has only a limited operating history upon which can be based an evaluation of its prospects. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to enter into a merger or acquisition with another business entity. There can be no assurance that the Company will be able to identify a qualified candidate or that the resulting business combination will be successful. Further, there can be no assurance that the acquisition / merger candidate will have a more extensive operating history than the Company. To address these risks and uncertainties, the Company must, among other things, analyze the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firm's business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. There can be no assurance that Ohana will successfully address these challenges.

     THE COMPANY HAS A HISTORY OF LOSSES, AND ITS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT DATED OCTOBER 11, 2004, INCLUDES AN EXPLANATORY PARAGRAPH RELATING TO SUBSTANTIAL DOUBT AS TO OHANA'S ABILITY TO CONTINUE AS A GOING CONCERN. Since the Company's inception in 2001, it has incurred substantial losses from operations, resulting primarily from costs related to development of its technology and building its infrastructure. Because Ohana has discontinued development and operations of its Visual Interviews subsidiary due to lack of capital and in order to pursue acquisition of an operational business entity, management expects to incur net losses for the foreseeable future for administrative costs. If the Company is unable to identify and execute a merger or acquisition transaction within a reasonable amount of time or if the business combination is unsuccessful, Ohana's losses will be significantly greater. The Company may never achieve profitability. Primarily as a result of these recurring losses, Ohana's independent certified public accountants modified their report on the June 30, 2004 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

At this time, the Company does not have a source of operating capital and has limited assets. As a result, Ohana will attempt to raise additional capital through public or private debt or the sale of equity and/or debt securities. However, there can be no assurance that additional financing will be available on terms favorable to Ohana, or that additional financing will be available at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to attract a favorable candidate for merger or acquisition or be able to continue to maintain cost of compliance with SEC reporting requirements. Such inability could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

     OHANA IS SEEKING AN OPERATING BUSINESS OR ASSETS TO ACQUIRE; THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL FIND A VIABLE BUSINESS OR SUCCESSFULLY CONSUMMATE AN ACQUISITION.

     Ohana is seeking an operating business or assets to acquire. Although it has identified certain acquisition candidates, the Company has no binding commitments to enter into or acquire a specific business opportunity. There can be no assurance that the Company will successfully locate a viable business or consummate an acquisition. Any business or assets that the Company acquires will have certain risks; however, as no specific business has been identified the Company cannot determine or disclose specific risks of a particular business or industry into which it may enter. The type of business acquired may be one that desires to avoid undertaking its own public offering and the accompanying expense, delay, uncertainty and federal and state regulatory requirements protecting investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Any business opportunity acquired may be currently unprofitable or present other risks. An acquisition will most likely be highly illiquid and could result in a total loss to the Company and its stockholders.

     THE COMPANY MAY BE UNABLE TO CONDUCT EXTENSIVE DUE DILIGENCE ON AN ACQUISITION CANDIDATE.

     Ohana has limited funds and only one full-time manager, thus making it impracticable to conduct a complete investigation and analysis of business opportunities before the Company commits its capital or other resources thereto. Therefore, management decisions will likely be made without detailed feasibility studies, independent analysis or other extensive due diligence which they would conduct with more funding and other resources. The Company will depend to a great extent upon information provided by the promoter, owner, sponsor or others associated with the business opportunity seeking the Company's participation. The Company generally will require audited financial statements from companies that it proposes to acquire. Where such audited financial statements are unavailable, the Company will have to rely upon unaudited financial information received from target companies which has not been verified by outside auditors. The lack of independent verification which audited financial statements would provide increases the risk that the Company, in evaluating an acquisition with the target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

     The Company will be subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition candidates that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited financial statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act apply. Should the Company complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be subject to an SEC enforcement action and/or administrative sanctions. In addition, the lack of audited financial statements would prevent the Company's common stock from being eligible for listing on NASDAQ or any other stock exchange, and would restrict the Company from conducting public offerings of securities under the Securities Act, until such financial statements became available.

     AN ACQUISITION MIGHT BE HIGHLY LEVERAGED AND EXPOSE OHANA TO
ADDITIONAL LOSSES.

     There is a possibility that any acquisition of a business by the Company might be financed by the Company's borrowing against the assets of the business to be acquired or against the business' future revenues or profits. This leverage could increase the Company's exposure to larger losses. A business acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Ohana's failure to make payments on the debt incurred to purchase the business could result in the loss of all of the assets acquired. There can be no assurance that any business acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

     OHANA MAY EXPERIENCE INTEGRATION ISSUES. The Company's strategy to grow by acquisition could fail due to the inability to integrate the acquired company or companies with Ohana. The integration of two or more companies is an expensive and timely process and, as such, failure would be a burden to the Company's cash requirements and would significantly increase the Company's net operating loss. Should Ohana invest its time and resources into an acquisition that is unable to integrate with the Company, management's time may be diverted from operational activities and other opportunities.

     THE COMPANY HAS LIMITED MANAGEMENT RESOURCES AND MAY EXPERIENCE MANAGEMENT CHANGES.

     The Company currently has only one full-time manager, and thus has limited management resources for both the operation of the Company and the pursuit of acquisition candidates. There is no assurance that current management will continue to serve the Company in the future. After the consummation of an acquisition, it is likely that the current officer and directors of the Company would resign. Any decision to resign will be based upon the identity of the business acquired and the nature of the transaction.

     THE COMPANY'S OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER. Due to the suspension of all development of VI's technology and the change in the Company's primary business, the Company's quarterly operating results will be difficult to predict and may fluctuate significantly from quarter to quarter. Consequently, the market price of Ohana's securities has been, and can be expected to continue to be, highly volatile. Factors such as announcements by the Company or others of technological innovations, new commercial products, regulatory approvals or proprietary rights developments and competitive developments all may have a significant impact on the Company's future business prospects and market price of its securities.

RISKS RELATED TO OHANA'S STOCK

     SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     To date, we have had a limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. In the past, due to a shortage of cash we have compensated our employees and consultants in shares of our common stock. This practice may continue in the future. Many of these shares have been registered or will be registered for resale to the public in registration statements on Form S-8.

     THE COMPANY'S COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE; THE COMMON STOCK IS "PENNY STOCK".

     The market price of the Company's common stock is likely to be highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. The trading prices of many technology companies' stocks have recently been highly volatile and have recorded lows well below historical highs.

     Factors that could cause such volatility in the Company's common stock may include, among other things:

 -  actual or anticipated fluctuations in quarterly operating results;

 -  announcements of  technological  innovations;

 -  changes in financial estimates by securities analysts;

 -  conditions or trends in the Company's industry;  and

 -  changes in the market valuations of other comparable companies.

     In addition, the Company's stock is currently traded on the NASD O-T-C Bulletin Board and it is uncertain that it will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the Nasdaq SmallCap Market in the foreseeable future due to the trading price for the common stock, the Company's lack of working capital and its revenue history. Failure to list the common stock on the AMEX, the Nasdaq National Market, or the Nasdaq SmallCap Market, will impair the liquidity of the common stock.

     The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security that 1) is priced under $5.00, 2) is not traded on a national stock exchange or on NASDAQ, 3) may be listed in the "pink sheets" or the NASD OTC Bulletin Board, 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of less than $6 million for three years.

     Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose his/her investment. The Company's common stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell Ohana's securities, and may adversely affect the ability of holders of the common stock to resell their shares in the secondary market. In addition, according to the SEC, the market for "penny stocks" has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the stock by one or a few broker-dealers whom are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers after prices have been manipulated to a desired level, along with the resulting collapse of those prices and investor losses. The Company's management is aware of the abuses that have occurred historically in the "penny stock" market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

     SOME OF THE INFORMATION IN THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS.

     Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. Statements that contain these words should be reviewed carefully because they:

 - discuss management's expectations about the Company's future performance;

 - contain projections of the Company's future operating results or of its future financial condition; or

 - state other "forward-looking" information.

      Management believes it is important to communicate expectations to the Company's stockholders. There may be events in the future, however, that management is not able to predict accurately or over which it has no control. The risk factors listed in this section, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in forward- looking statements. The occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could have a material and adverse effect on Ohana's business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of its common stock could decline.


ITEM 7. FINANCIAL STATEMENTS

     Consolidated financial information relating to Ohana Enterprises, Inc., a Delaware corporation ("Company") and its subsidiary, Visual Interviews, Inc., a Nevada corporation, together with the report of Lucas, Horsfall, Murphy & Pindroh, LLP dated October 11, 2004, required by this item are included as pages F-1 to F-15 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


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

ITEM 8B.  OTHER INFORMATION.

     Not applicable.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons were serving as our executive officers and directors at June 30, 2004:

Name                         Age    Position(s) and Office(s)

Catherine Thompson           38     Acting CEO, CFO, Secretary and a Director
Michael Avatar               45     Director
--------------------------


     Catherine Thompson. Catherine Thompson has over 15 years of experience in corporate finance, with a focus on entrepreneurial ventures. Ms. Thompson has served as Chief Financial Officer and Secretary and as a member of the Board of Directors since co-founding Ohana in October 2002. In May 1995 she co-founded, and served as CFO and Secretary from May 1995 to February 1997 and again from January 2000 - July 2001, V2Commerce Corp., a software development company operating on the Application Service Provider model. From March 1997 to January 2000, Ms. Thompson was employed by Genetronics, Inc. as a strategic analyst, where she actively worked with the CEO to create a spin-off corporation for the company's dermatology product. Prior to Genetronics, Ms. Thompson was employed for six years as Controller of a retail/wholesale jewelry company. Ms. Thompson has a Masters of Science degree in Finance from San Diego State University and a Bachelor of Business Administration degree in Finance from the University of Texas at Austin. Ms. Thompson passed the CPA exam in 1989.

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

Committees of the Board of Directors

     Ohana currently has an Audit Committee. Michael Avatar serves as the Audit Committee's sole member. The Audit Committee oversees the Company's financial reporting processes and is responsible for reviewing the Company's financial condition. Ohana does not currently have a Compensation Committee or any other committee of the Board of Directors. In addition, the Company does not currently have an "audit committee financial expert" as such term is defined in the Securities Act, as its financial constraints have made it extremely difficult to attract and retain qualified outside Board members. Management hopes to add qualified independent members of the Board of Directors in 2005, depending upon the Company's ability to reach and maintain financial stability.

Section 16(a) Beneficial Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company, management believes that during the year ended June 30, 2004, Messrs. Smith, Martin and Weisman and Ms. Ford did not timely file Form 3s.

Code of Ethics:

     Ohana intends to adopt a code of ethics in fiscal 2005 that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. Once adopted, a copy of the code of ethics may be obtained free of charge by writing to the Company. Ohana does not currently have a code of ethics as this is a new regulatory requirement and management is examining the various form and contents of other companies' written code of ethics and discussing the merits and meaning of a code of ethics to determine the best form for the Company.


ITEM  10.         EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer or acting Chief Executive Officer (the "Named Executive Officers") during the years ended June 30, 2002, 2003 and 2004. No other executive officer received cash compensation in excess of $100,000 during these years.

Summary Compensation Table (1)


                                                     Annual
                                                  Compensation                  Long-Term Compensation
                                                  ------------                  ----------------------
                                                  ------------
                                    Year Ended          Cash             Restricted Stock Awards      Registered Stock Awards
     Name and Principal Position     June 30,     Salary      Bonus      ($) (3)     # of Shares        ($)       # of Shares
-----------------------------------------------------------------------------------------------------------------------------------
Catherine Thompson,
   Acting CEO and CFO (2)             2004          $--        $--      $ 17,000       1,000,000      $ 140,000      2,000,000
                                      2003          $--        $--      $  5,500       1,833,333      $  55,000        495,000
                                      2002          $--        $--      $     --              --      $      --             --

Brett Martin, CEO (4)                 2004          $--        $--      $ 23,800       1,400,000      $ 196,000      2,800,000

Neal Weisman, COO (5)                 2004          $--        $--      $ 22,100       1,300,000      $ 182,000      2,600,000

Linda Ford,
    VP of Marketing (6)               2004          $--        $--      $ 14,875         875,000      $ 122,500      1,750,000

Joe Smith, CEO (7)                    2004          $--        $--      $     --              --      $  27,500        110,000

(1) The columns for "Bonus", "Other Annual Compensation", "Securities underlying Options/SARs", "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

(2) Ms. Thompson has served as Chief Financial Officer of the Company since October 2002, and as acting Chief Executive Officer since May 27, 2004.

(3)  Valued at the market value of Ohana's common stock at June 30, 2004.

(4)  Mr. Martin served as CEO from April 1 through May 27, 2004.

(5)  Mr. Weisman served as COO from April 1 through May 27, 2004.

(6)  Ms. Ford served as VP of Marketing from April 1 through May 27, 2004.

(7)  Mr. Smith served as CEO from October 1 through December 31, 2003.


     Ohana entered into consulting agreements with these and other executive officers during the year ended June 30, 2004. Except for a consulting agreement with Catherine Thompson, none of these agreements are still in effect. The terms of these consulting agreements are as follows:

Catherine Thompson Consulting Agreements:
-----------------------------------------

Ohana entered into a consulting agreement with Catherine Thompson on March 3, 2004. The consulting agreement engaged Ms. Thompson to act as Chief Financial Officer and Vice President of Finance to the Company for the term of April 1, 2004 through June 30, 2004 in conjunction with the acquisition of RestauranTech. In consideration for these services to be provided, the Company agreed to pay a total of $140,000 to Ms. Thompson through the issuance of an aggregate of 2,000,000 shares of the Company's common stock to be registered on Form S-8. Ohana and Ms. Thompson entered into a second consulting contract for 1,000,000 shares of the Company's restricted common stock, valued at $70,000, for her participation in public relations, investor relations, fundraising and other financial related activities of the Company.

    On August 23, 2004, the Company entered into a consulting contract with Ms. Catherine Thompson to continue acting as Chief Financial Officer and Vice President of Finance to the Company through June 30, 2005. In consideration for these services to be provided, the Company agreed to pay a total of $110,000 to Ms. Thompson through the issuance of an aggregate of 14,666,666 shares of the Company's common stock to be registered on Form S-8 and 7,333,334 shares of restricted common stock for her involvement in financial related activities including public relations, investor relations and fundraising. Said shares were valued at $.005 per share. The contract also compensates Ms. Thompson her services as CFO during the period of April 1, 2003 - March 31, 2004. In consideration of the services provided during that period, the Company agreed to pay a total of $110,000 to Ms. Thompson through the issuance of an aggregate of 1,052,857 shares of the Company's common stock to be registered on Form S-8 and 518,571 shares of restricted common stock; all shares valued at $.07 per share. Ohana agreed to reimburse Ms. Thompson for out of pocket expenses incurred on behalf of Ohana since inception in the amount of $27,952.03. Ms. Thompson agreed to accept 11,180,812 shares of restricted common stock, par $.001, as payment. The former stock issuances will eradicate $137,952.03 owed to Ms. Thompson as of June 30, 2004 as listed on the Balance Sheet as Related party payables. Any amounts owed to Ms. Thompson subsequent to June 30, 2004 are not included and have not been reimbursed. Ms. Thompson has agreed to defer the issuance of the restricted shares, 19,032,717 shares in aggregate, until such time as sufficient authorized shares are available for issuance.

MICHAEL AVATAR CONSULTING AGREEMENT
-----------------------------------

     On August 23, 2004, the Company entered into a consulting contract with Mr. Michael Avatar, a Director, to provide business development services to the Company through June 30, 2005. Such services include but are not limited to the development of strategic relationships, assistance with marketing and distribution, and other business development functions as may be requested. In consideration for these services to be provided, the Company agreed to pay a total of $100,000 to Mr. Avatar through the issuance of an aggregate of 13,333,333 shares of the Company's common stock to be registered on Form S-8 and 6,666,666 shares of restricted common stock; said shares were valued at $.005 per share. The aforementioned compensation is not related to Mr. Avatar's services as a Director.

Joe Smith Consulting Agreement:
-------------------------------

Ohana entered into a consulting agreement with Joe Smith on October 20, 2003. The consulting agreement engaged Mr. Smith to act as Chief Executive Officer to the Company for the term of October 1, 2003 through December 31, 2003. In consideration for these services (provided and to be provided), the Company agreed to pay a total of $27,500 to Mr. Smith through the issuance of an aggregate of 220,000 shares of the Company's common stock.

Brett Martin Consulting Agreements:
-----------------------------------

Ohana entered into a consulting agreement with Brett Martin on March 3, 2004. The consulting agreement engaged Mr. Martin to act as Chief Executive Officer to the Company for the term of April 1, 2004 through June 30, 2004 in conjunction with the acquisition of RestauranTech. In consideration for these services to be provided, the Company agreed to pay a total of $196,000 to Mr. Martin through the issuance of an aggregate of 2,800,000 shares of the Company's common stock to be registered on Form S-8. Ohana and Mr. Martin entered into a second consulting contract for 1,400,000 shares of the Company's restricted common stock, valued at $98,000, for his participation in public relations, investor relations, fundraising and other financial related activities of the Company.

Neal Weisman Consulting Agreements:
-----------------------------------

Ohana entered into a consulting agreement with Neal Weisman on March 3, 2004. The consulting agreement engaged Mr. Weisman to act as Chief Operations Officer to the Company for the term of April 1, 2004 through June 30, 2004 in conjunction with the acquisition of RestauranTech. In consideration for these services to be provided, the Company agreed to pay a total of $182,000 to Mr. Weisman through the issuance of an aggregate of 2,600,000 shares of the Company's common stock to be registered on Form S-8. Ohana and Mr. Weisman entered into a second consulting contract for 1,300,000 shares of the Company's restricted common stock, valued at $91,000, for his participation in public relations, investor relations, fundraising and other financial related activities of the Company.

Linda Ford Consulting Agreements:
---------------------------------

Ohana entered into a consulting agreement with Linda Ford on March 3, 2004. The consulting agreement engaged Ms. Ford to act as Vice President of Marketing and Sales Operations to the Company for the term of April 1, 2004 through June 30, 2004 in conjunction with the acquisition of RestauranTech. In consideration for these services to be provided, the Company agreed to pay a total of $122,500 to Ms. Ford through the issuance of an aggregate of 1,750,000 shares of the Company's common stock to be registered on Form S-8. Ohana and Ms. Ford entered into a second consulting contract for 875,000 shares of the Company's restricted common stock, valued at $61,250, for his participation in public relations, investor relations, fundraising and other financial related activities of the Company.

     Option/SAR Grants in Last Fiscal Year

        No options or stock appreciation rights were granted to the Named Executive Officers during the year ended June 30, 2004.

 Option Exercises and Year-End Option Values

        No options were exercised by the Named Executive Officers during the year ended June 30, 2004, and at June 30, 2004, they did not hold any options to purchase Ohana common stock.

        The Company does not currently have a stock option plan.


Compensation of Directors

     Directors who are also employees of Ohana receive no additional compensation for serving on the Board. Non-employee directors are reimbursed for all travel and other expenses incurred in connection with attending meetings of the Board of Directors; however, as travel expenses to Board meetings were minimal in fiscal 2004, Ohana did not compensate directors during the year ended June 30, 2004.

Limitation of Liability and Indemnification

     The Company's Certificate of Incorporation and By-laws provide for indemnification of Ohana's officers and directors to the fullest extent permissible under Delaware law. The Company has not entered into indemnification agreements with any of its officers or directors.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of September 17, 2004, by each person or group of affiliated persons who management knows beneficially owned 5% or more of Ohana's common stock, each of the Company's directors, and all of its directors and executive officers as a group.

     Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The amount of shares owned by each shareholder in the following table was calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed. The total number of outstanding shares of common stock at September 17, 2004, was 388,823,300.


                                 Number of Shares         Percentage of
Name and Address (1)            Beneficially Owned       Outstanding Shares
--------------------            ------------------       ------------------

GarcyCo Capital Corp.              200,000,000                 51.4%
56 Beaver Street
New York, NY  10004

Catherine Thompson                  18,831,608                  4.8%

Michael Avatar                      20,355,999                  5.2%

All officers and directors          39,187,607                 10.0%
as a group (two persons)

--------------------

(1) Unless otherwise stated, the address of all persons in the chart is c/o Ohana Enterprises, Inc., 23852 Pacific Coast Hwy. #167, Malibu, California 90265.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following describes transactions to which the Company was or is a party and in which any of the Company's directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

     The Company has entered into consulting agreements with Catherine Thompson, its Acting Chief Executive Officer and Chief Financial Officer and Michael Avatar, a Director. See "Item 10 - Executive Compensation".

     The Company is obligated to pay $10,000 to Isaac Simmons and Kathryn A. Christmann, parents of Catherine Thompson, as reimbursement for legal fees paid in the litigation against Hudson.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NUMBER    DESCRIPTION
------   -----------------------------------------------------

2.1 Stock Purchase Agreement date August 27, 2002 by and among Hudson Consulting Group, Inc., a Nevada corporation, and each of Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan Thomas, and Phillip Crawford (1)

2.2 Stock Pledge Agreement date August 27, 2002 by and among Hudson Consulting Group, Inc., a Nevada corporation ("Secured Party"), and each of Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan Thomas, and Phillip Crawford (each a "Pledgor" and collectively "Pledgors"), and Silicon Valley Law Group, a law corporation ("Pledgeholder")(1)

2.3 Stock Purchase Agreement and Plan of Reorganization dated August 27, 2002, by and among Torchmail Communications, Inc., a Delaware corporation, Virtual Interviews, a Nevada corporation, and each of the Shareholders of VI as listed on the signature page (1)

2.4 Agreement and Plan of Reorganization dated March 18, 2004 by and among RestauranTech, a California corporation, and Ohana Enterprises, Inc., a Delaware corporation. (2)

2.5      Amendment to Agreement and Plan of Reorganization dated March 29, 2004.

2.6 Rescission Agreement, dated May 27, 2004, by and between the Company and Interactive Ideas Consulting Group. (3)

2.7      Convertible Promissory Note, dated May 27, 2004. (3)


10.01 Consulting Agreements, dated December 18, 2002 and January 3, 2003, respectively, by and between Gerard Nolan and the Registrant. (4)

10.02 Consulting Agreements, dated December 18, 2002 and January 3, 2003, respectively, by and between Catherine Thompson and the Registrant. (4)

10.03 Consulting Agreements, dated December 18, 2002 and January 3, 2003, respectively, by and between David Cronshaw and the Registrant. (4)

10.04 Amendment to Consulting Agreement Dated December 18, 2002, By and Between Gerard Nolan. (4)

10.05 Amendment to Consulting Agreement Dated December 18, 2002, By and Between Catherine Thompson and the Registrant. (4)

10.06 Amendment to Consulting Agreement Dated December 18, 2002, By and Between David Cronshaw and the Registrant. (4)

10.07 Consulting Agreement, dated August 25, 2003, by and between Interactive Ideas Consulting Group and the Registrant. (5)

10.08 Amendment to Consulting Agreement, dated as of January 2,2004, by and between Interactive Ideas Consulting Group and the Registrant. (5)

10.09    Letter Agreement, dated February 13, 2004 with the Law Offices of David
         L. Kagel. (5)

10.10 Compensation Agreement dated as of February 18, 2004, by and between David L. Kagel Esq. and the Registrant. (5)

10.11 Consulting Agreement dated January 2, 2004 by and between 808 Technologies, Inc. and the Registrant. (5)

10.12 Consulting Agreement, dated March 3, 2004, by and between Linda Ford and the Registrant. (6)

10.13 Consulting Agreement, dated March 15, 2004, by and between Interactive Ideas Consulting Group and the Registrant. (6)

10.14 Consulting Agreement, dated March 10, 2004, by and between Lindy Livingstone and the Registrant. (6)

10.15 Consulting Agreement, dated March 1, 2004 by and between Manuel Designs and the Registrant. (6)

10.16 Consulting Agreement, dated March 1, 2004 by and between Brett Martin and the Registrant. (6)

10.17 Consulting Agreement, dated March 1, 2004 by and between Manuel Designs and the Registrant. (6)

10.18 Consulting Agreement, dated March 1, 2004, by and between Chad Meisenger and the Registrant. (6)

10.18(a) Consulting Agreement, dated March 1, 2004, by and between Chad
         Meisenger and the Registrant. (6)

10.19 Consulting Agreement, dated March 1, 2004, by and between Belcourt & Associates and the Registrant. (6)

10.20 Consulting Agreement, dated March 3, 2004, by and between Catherine Thompson and the Registrant. (6)

10.21 Consulting Agreement, dated March 3, 2004, by and between Neal Weisman and the Registrant (6)

 31.1    Certification of Chief Financial Officer and Acting Chief Executive
         Officer.

 32.1    Section 1350 Certification.

--------------------------

(1) Incorporated by reference to that certain Annual Report on Form 10KSB filed with the Commission on October 14, 2003.

(2) Incorporated by reference to that certain Current Report on Form 8-K filed with the Commission on April 2, 2004.

(3) Incorporated by reference that certain Current Report on Form 8-K filed with the Commission on June 3, 2004.

(4) Incorporated by reference to that certain Registration Statement on Form S-8 (File No. 333-106053) filed with the Commission on June 12, 2003.

(5) Incorporated by reference to that certain Registration Statement on Form S-8 (File No. 333-113014) filed with the Commission on February 23, 2004.

(6) Incorporated by reference to that certain Registration Statement on Form S-8 (File No. 333- 116427) filed with the Commission on June 14, 2004.


(b) Reports on Form 8-K

NUMBER   DESCRIPTION
------   -----------------------------------------------------

(1) On April 2, 2004, the Company filed a Current Report on Form 8-K relating to Item 1, Changes in Control of Registrant, and Item 2, Acquisition or Disposition of Assets, pertaining to the acquisition of 100% of the outstanding stock of RestauranTech. An amended Current Report on Form 8-K/A relating to Item 1, Changes in Control of Registrant, and Item 2, Acquisition or Disposition of Assets, pertaining to the rescission of the acquisition was filed on June 3, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the fiscal years ended June 30, 2004 and 2003, the Company's independent auditors billed an aggregate of $39,365 and $24,875, respectively, for professional audit services rendered to the Company for the audit of the Company's annual financial statements and review of quarterly financial statements. No tax or other services were provided by the independent auditors.

     The following table shows the aggregate fees billed to Ohana for professional services by Lucas, Horsfall, Murphy, & Pindroh, LLP, our independent auditors, for the years ended June 30, 2004 and 2003:

                                          2004           2003
                                      -----------   -------------
Audit Fees                            $   39,365        $ 24,875
Audit-Related Fees                    $       -0-       $     -0-
Tax Fees                              $       -0-       $     -0-
All Other Fees                        $       -0-       $     -0-
                                      -----------   -------------
   TOTAL                              $   39,365        $ 24,875

     Audit Fees. This category includes the aggregate fee billed for professional services rendered for the audits of Ohana's financial statements for the years ended June 30, 2004 and 2003, for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during fiscal 2004 and 2003, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

     Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally would consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

     Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

     All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

     In the past, the Board of Directors has reviewed and approved the fees to be paid to the auditors. Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors. Management believes that the fees negotiated in the past with the auditors were reasonable in the circumstances and would be comparable to fees charged by other auditors providing similar services.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2004.


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


Signature                             Title                       Date
------------------              --------------------       -----------------

/s/ Catherine Thompson
----------------------
Catherine Thompson              Chief Financial Officer    October 13, 2004
                                And a Director



/s/ Michael Avatar
----------------------
Michael Avatar                  Director                   October 13, 2004

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

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

Independent Auditors' Report                                         F-1

Consolidated Balance Sheet                                           F-2

Consolidated Statements of Operations                                F-3

Consolidated Statements of Stockholders' Equity (Deficit)            F-4

Consolidated Statements of Cash Flows                                F-7

Notes to Consolidated Financial Statements                           F-8

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
Ohana Enterprises, Inc. and Subsidiary
Malibu, CA

We have audited the accompanying consolidated balance sheet of Ohana Enterprises, Inc. and Subsidiary (the "Company") (a Development Stage Company) as of June 30, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2004 and from July 1, 2001 (inception) to June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referenced to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2004, and the consolidated results of their operations and cash flows for each of the two years in the period then ended and from July 1, 2001 (inception) to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,695,026 during the year ended June 30, 2004, and as of that date, had an accumulated deficit of $4,464,999. As described in Note 2 to the financial statements, the Company's management is attempting to raise additional capital through various means, the success of which is uncertain. Thus, the condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Lucas, Horsfall, Murphy & Pindroh, LLP


Pasadena, California
October 11, 2004
                                       F-1

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2004


                                     ASSETS

CURRENT ASSETS
     Prepaid expenses                                                      $   302,582
     Other assets                                                                  384

                                                                           -----------
            Total Current Assets                                               302,966
                                                                           -----------
TOTAL ASSETS                                                               $   302,966
                                                                           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                              $   191,650
     Accrued liabilities - related parties                                     148,367
     Bank overdraft                                                                 14
     Notes payable with accrued interest                                        41,926
     Note payable with accrued interest - IICG                                 161,192
                                                                           -----------
          Total Current Liabilities                                            543,149
                                                                           -----------
STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value, 10,000,000 shares authorized
           Issued and outstanding: nil
     Common stock, $.001 par value, 400,000,000 shares authorized
           75,392,275 shares issued and outstanding                             75,393
     Additional paid-in-capital                                              4,149,423
     Accumulated deficit in the development stage                           (4,464,999)
                                                                           -----------
          Total Stockholders' Equity (Deficit)                                (240,183)
                                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $   302,966
                                                                           ===========


          See accompanying notes to consolidated financial statements.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
            For the Years Ended June 30, 2004 and 2003 and the period
                          July 1, 2001 to June 30, 2004


                                                                            July 1, 2001
                                                                           (inception) to
                                                2004            2003        June 30, 2004
                                            ------------    ------------    ------------
General and administrative expenses         $  3,701,108    $    516,495    $  4,271,081
                                            ------------    ------------    ------------
Loss from continuing operations               (3,701,108)       (516,495)     (4,271,081)
                                            ------------    ------------    ------------
Other income and expenses
     Gain from extinguishment of debt             83,000            --            83,000
     Interest expense                             (3,893)           --            (3,893)
                                            ------------    ------------    ------------
Net loss from continuing operations after
other income and expenses                     (3,622,001)       (516,495)     (4,191,974)

Discontinued operations
     Loss on disposal of Visual
Interviews,
     Inc., less applicable taxes                 (73,025)           --           (73,025)
                                            ------------    ------------    ------------

Provision for loss on related party notes
receivable                                          --          (200,000)       (200,000)
                                            ------------    ------------    ------------
     Net Loss                               $ (3,695,026)   $   (716,495)   $ (4,464,999)
                                            ============    ============    ============
Basic and weighted average number of
common shares outstanding                     39,625,283      10,946,102
                                            ============    ============
Net Loss per common share
     Basic                                  $       (.09)   $       (.07)
                                            ============    ============


          See accompanying notes to consolidated financial statements.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                        Additional     Stock
                                             No. of                     Paid-in-    Subscription    Accumulated
                                             Shares        Amount       Capital      Receivable      Deficit         Total
                                           -----------    ---------     ----------   -----------    ----------    -----------
Balance, July 1, 2001                              --      $    --      $       --      $    --      $     --      $       --

Issuance of Common Stock for
services:
   November 30, 2001 at $.30 per share           69,667           70          21,087         --            --            21,157
   May 31, 2002 at $.30 per share                18,345           19           5,484         --            --             5,503
   June 30, 2002 at $.30 per share                3,000            3             897         --            --               900

Sale of Common Stock
   November 30, 2001 at $.30 per share            2,833            3             847         (850)         --              --

Net Loss                                                                                                (53,478)        (53,478)
                                           ------------    ---------    ------------    ---------    ----------    ------------
Balance, June 30, 2002                           93,845           95          28,315         (850)      (53,478)        (25,918)

Issuance of Common Stock for
  services:
     October 7, 2002 at $.30 per share            2,400            2             718         --            --               720
     October 7, 2002 at $.003 per share       9,216,667        9,217          18,433         --            --            27,650
     November 21, 2002 at $.06 per share        800,000          800          49,200         --            --            50,000
     January 28, 2003 at $.10 per share       1,000,000        1,000          99,000         --            --           100,000
     March 14, 2003 at $.125 per share          800,000          800          99,200         --            --           100,000
     March 19, 2003 at $.15 per share           300,000          300          44,700         --            --            45,000
     March 24, 2003 at $.15 per share           100,000          100          14,900         --            --            15,000
     June 27, 2003 at $.50 per share             50,000           50          24,950         --            --            25,000

Issuance of Common Stock for assumption
  of payables:
     October 7, 2002 at $.20 per share           71,631           72           1,361         --            --             1,433

Issuance of Common Stock for subscription
   receivable:
     April 23, 2003 at $.20 per share,
     net of offering cost of $6,604             471,720          472          87,268      (87,740)         --              --

Payment received on subscription
   receivable:
     June 18, 2003                                                                         36,000                        36,000

Effect of Merger
     October 18, 2002                         3,523,375        3,522          (3,522)        --            --              --

Sale of Common Stock
     January 21, 2003 at $.125                  200,000          200          24,800         --            --            25,000

Payment on related parties subscription
   receivable:
     December 31, 2002                             --           --              --            850          --               850

Net Loss                                           --           --              --           --        (716,495)       (716,495)
                                           ------------    ---------    ------------    ---------    ----------    ------------
Balances, June 30, 2003                      16,629,638       16,630         489,323      (51,740)     (769,973)       (315,760)


Continued on F-5

          See accompanying notes to consolidated financial statements.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) Continued



                                                                         Additional     Stock
                                                No. of                    Paid-in-    Subscription    Accumulated
                                                Shares      Amount        Capital      Receivable       Deficit         Total
                                              -----------  ---------     ----------   -----------     ------------    -----------
Balance, June 30, 2003                        16,629,638       16,630        489,323      (51,740)      (769,973)      (315,760)

Issuance of Common Stock for
services:
     July 9, 2003 at $.21 per share               41,667           42          8,708         --             --            8,750
     July 16, 2003 at $.50 per share              30,000           30         14,970         --             --           15,000
     August 6, 2003 at $.10 per share            550,000          550         54,450         --             --           55,000
     August 6, 2003 at $.20 per share            100,000          100         19,900         --             --           20,000
     September 29, 2003 at $.09 per share        100,000          100          8,900         --             --            9,000
     September 29, 2003 at $.10 per share        275,000          275         27,225         --             --           27,500
     September 29, 2003 at $.125 per share       225,000          225         27,900         --             --           28,125
     October 21, 2003 at $.0514 per share        350,000          350         17,650         --             --           18,000
     October 21, 2003 at $.0505 per share        385,000          385         19,445         --             --           19,830
     October 21, 2003 at $.06 per share          700,000          700         41,300         --             --           42,000
     October 21, 2003 at $.068 per share       1,100,000        1,100         73,900         --             --           75,000
     October 21, 2003 at $.085 per share       1,176,470        1,176         98,824         --             --          100,000
     October 21, 2003 at $.125 per share         320,000          320         39,680         --             --           40,000
     October 28, 2003 at $.06 per share          990,000          990         58,410         --             --           59,400
     November 4, 2003 at $.0505 per share      1,100,000        1,100         54,070         --             --           55,170
     November 7, 2003 at $.0606 per share        495,000          495         29,505         --             --           30,000
     November 19, 2003 at $.05 per share         750,000          750         36,750         --             --           37,500
     December 18, 2003 at $.04 per share          50,000           50          1,950         --             --            2,000
     December 18, 2003 at $.0404 per share       495,000          495         19,505         --             --           20,000
     December 22, 2003 at $.08 per share         495,000          495         39,105         --             --           39,600
     January 5, 2004 at $.067 per share        1,485,000        1,485         98,515         --             --          100,000
     January 5, 2004 at $.07 per share         1,290,000        1,290         89,010         --             --           90,300
     January 21, 2004 at $.10 per share        1,485,000        1,485        147,015         --             --          148,500
     January 21, 2004 at $.13 per share          495,000          495         63,855         --             --           64,350
     January 27, 2004 at $.10 per share        1,980,000        1,980        196,020         --             --          198,000
     February 12, 2004 at $.10 per share       1,600,000        1,600        158,400         --             --          160,000
     February 26, 2004 at $.08 per share         990,000          990         78,210         --             --           79,200
     February 26, 2004 at $.105 per share        742,500          743         77,220         --             --           77,963
     February 27, 2004 at $.08 per share       1,000,000        1,000         79,000         --             --           80,000
     March 4, 2004 at $.07 per share          16,460,000       16,460      1,135,740         --             --        1,152,200
     March 15, 2004 at $.06 per share          3,521,000        3,521        207,739         --             --          211,260
     March 15, 2004 at .075 per share          1,743,000        1,743        128,982         --             --          130,725
     March 25, 2004 at $.07 per share          1,865,000        1,865        128,685         --             --          130,550
     March 25, 2004 at $.075 per share         2,200,000        2,200        162,800         --             --          165,000
     March 25, 2004 at $.08 per share          2,446,000        2,446        193,234         --             --          195,680
     April 8, 2004 at $.07 per share             107,000          107          7,393         --             --            7,500

Cancellation of Common Stock for services:
     July 8, 2003 at $.50 per share              (50,000)         (50)       (24,950)        --             --          (25,000)
     November 6, 2003 at $.10 per share          (50,000)         (50)        (4,950)        --             --           (5,000)
     November 6, 2003 at $.20 per share         (100,000)        (100)       (19,900)        --             --          (20,000)
     January 26, 2003 at $.125 per share        (100,000)        (100)       (12,400)        --             --          (12,500)

Exercise of Option on Common Stock:
     February 26, 2004 at $.01 per share      10,000,000       10,000         90,000         --             --          100,000


Continued on F-6

          See accompanying notes to consolidated financial statements.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) Continued




                                                                        Additional     Stock
                                              No. of                     Paid-in-    Subscription    Accumulated
                                              Shares        Amount       Capital      Receivable      Deficit         Total
                                            -----------    ---------     ----------   -----------    ----------    -----------
Payment on subscription receivable
     July 8, 2003                                --             --             --           40,000          --           40,000
     January 26, 2004, cancellation of
        Common Stock at $.157 per share       (75,000)           (75)       (11,665)        11,740          --             --

Net Loss                                         --             --             --             --      (3,695,026)    (3,695,026)
                                          -----------    -----------    -----------    -----------   -----------    -----------
Balance, June 30, 2004                     75,392,275    $    75,393    $ 4,149,423           --     $(4,464,999)   $  (240,183)


          See accompanying notes to consolidated financial statements.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
            For the Years Ended June 30, 2004 and 2003 and the Period
                 from July 1, 2001 (inception) to June 30, 2004


                                                                                        From Inception
                                                                                        (July 1, 2001)
                                                                                               to
                                                               2004           2003       June 30, 2004
                                                            -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                               $(3,695,026)   $  (716,495)   $(4,464,999)
     Adjustments to reconcile net loss to net provided by
          Operating activities
     Non-cash adjustments:
          Effect of Merger                                         --          (27,717)       (27,717)
          Provision for loss on receivable
           received in merger                                      --          200,000        200,000
          Issuance of stock for services                      3,630,602        313,370      3,971,532
          Gain from extinguishment of debt                      (83,000)          --          (83,000)
     Changes in:
          Accounts receivable                                      (384)          --             (384)
          Prepaid expenses                                     (209,283)       (13,300)      (222,583)
          Accounts payable and accrued liabilities              109,442         60,185        195,545
          Accrued liabilities - related parties                     220        148,147        148,367
                                                            -----------    -----------    -----------
               NET CASH USED BY OPERATING ACTIVITIES           (247,429)       (35,810)      (283,239)
                                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                  14           --               14
     Payment received on subscription receivable                 40,000         39,102         79,102
     Notes payable                                              199,225           --          199,225
     Proceeds from sale of common stock                         100,000         25,000        125,000
     Offering costs                                                --           (3,102)        (3,102)
     Payment on Note Payable  - Hudson Consulting              (117,000)          --         (117,000)
                                                            -----------    -----------    -----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES        222,239         61,000        283,239
                                                            -----------    -----------    -----------
NET CHANGE IN CASH                                              (25,190)        25,190           --

CASH, beginning of year                                          25,190           --             --
                                                            -----------    -----------    -----------
CASH, end of year                                                  --      $    25,190           --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   ACTIVITIES:
     Issuance of common stock for services                  $ 3,328,527    $   363,370
                                                            ===========    ===========
     Issuance of common stock for prepaid expenses          $   302,075
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

As of June 30, 2004, Ohana Enterprises has discontinued operations of its wholly-owned subsidiary, Visual Interviews, Inc. In October 2003, the Company suspended all development of the Visual Interviews technology and products. The VI business plan required significant operating expenses in order to develop and expand its business model, its technology, and its operations, as well as to respond to unanticipated competitive pressures. VI did not have a source of operating capital as it was still in the development stage. The Company began to pursue potential opportunities for acquisition or merger that would contribute an operating business to Ohana.

The Company is seeking to identify an operational business opportunity for acquisition to provide long term growth for its shareholders. We are currently evaluating the purchase of 100% of the assets of an established 31 year-old California business valued at approximately $10 million. The business is a leader in a niche market. The Company will soon begin to conduct due diligence on this prospective acquisition to determine the viability and value of its property and assets. Management believes that it will take approximately four to five months to complete the due diligence process of this specific acquisition candidate, which would include inventory testing, building inspections and a complete three-year trailing audit of the candidate's financial statements. There can be no assurance that the results of the due diligence and audit will be satisfactory or that the acquisition will be consummated, or that if consummated, the business will be successfully integrated into the Company's operations.

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Ohana Enterprises, Inc. and its wholly-owned subsidiary, VI. As of June 30, 2004, Ohana has discontinued operations of VI and has recognized a loss of $73,025. Significant intercompany accounts have been eliminated.

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

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts of cash, prepaid expenses, accounts payable and notes payable approximate fair value because of the short maturity of these items.

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

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

2. GOING CONCERN AND MANAGEMENT PLANS

The Company has not had any revenues and has experienced operating losses since inception primarily caused by its continued development and marketing costs. As shown in the accompanying financial statements, the Company incurred a net loss of $3,695,026 for the year ended June 30, 2004 and as of June 30, 2004 has an accumulated deficit of $4,464,999. Those factors create an uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to pursue various means of obtaining additional capital and has entered into an agreement with GarcyCo Capital Corp. as of September 14, 2004 for aggregate consideration of $500,000 in exchange for a minimum of 200,000,000 shares of Ohana common stock. See "Subsequent Events -
Note 12". The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, acquiring or merging with another business entity, developing significant revenues and ultimately attaining profitable operations.

3. SUBSCRIPTION RECEIVABLES

On or about April 23, 2003, the Company entered into a subscription agreement with an underwriter. The agreement was for the underwriter to sell 1,500,000 shares at $0.20 per share. The underwriter sold 221,590 shares on June 10, 2003 and 250,130 shares on July 3, 2003. The agreement includes a commission to be received by the underwriter in return for selling the shares. The underwriter contract expired on July 23, 2003, with 1,028,280 remaining shares to be sold. As of the expiration of the contract, the unpaid balance from the underwriter was $11,740. The remaining unsold shares were cancelled by the Company on August 6, 2003. On January 26, 2004 the underwriter returned 75,000 shares of Company common stock previously issued for business plan consulting services to cancel the $11,740 balance owed on the underwriting contract.


4. INCOME TAXES

Income taxes are provided pursuant to SFAS No. 109 Accounting for Income Taxes. This statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carryforward is not probable at June 30, 2004, the tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

The composition of the Company's deferred tax assets and the tax effects of temporary differences and carryforwards that give rise to deferred assets are as follows:

Deferred tax assets:
  Net operating loss carryforwards   $ 1,024,727
                                     -----------

  Gross deferred tax assets            1,024,727
  Valuation allowance                 (1,024,727)
                                     -----------

Net deferred tax assets              $      --
                                     ===========

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

4. INCOME TAXES (Continued)

The components of deferred income tax expense (benefit) were as follows:

Temporary differences:
  Net operating loss carryforward   $ 857,931
  Increase in valuation allowance    (857,931)
                                    ---------

                                    $      --
                                    =========

No provision for income taxes has been recorded for the periods ended June 30, 2004, 2003 and 2002, as the Company has incurred losses during those periods.

The Company has approximately $857,931 of federal and $428,666 of state net loss carryforwards available to reduce future federal and state tax liabilities which will begin to expire in 2022 and 2013, respectively.

5. RELATED PARTY PAYABLES

The Company owes a total of $138,367 to management and consultants as reimbursement for expenses incurred during the development phase of operations. See "Note 12 - Subsequent Events". The Company is obligated to pay $10,000 to Isaac Simmons and Kathryn A. Christmann, parents of Catherine Thompson, as reimbursement for legal fees paid in the litigation against Hudson. These are non-interest bearing obligations of the Company.

6. NOTE PAYABLE - HUDSON CONSULTING GROUP

During the quarter ended March 31, 2004, the Company settled the note payable to Hudson Consulting for $117,000 and realized a non-cash gain of $83,000, included in the statement of operations as extinguishment of debt. The Company raised the funds necessary to settle the note payable from the sale of 10,000,000 shares of restricted common stock for $0.01 per share, which raised funds of $100,000. Additionally, the Company utilized $17,000 obtained from a line-of-credit which matures on June 30, 2004. See "Note 7 - Notes Payable with Accrued Interest".

7. NOTES PAYABLE WITH ACCRUED INTEREST

The Company obtained financing in the form of a line-of-credit for up to $30,000, which matures on June 30, 2004. Interest accrues at 20% per annum and is payable on or before June 30, 2004. The Company, at its discretion, can either pay the line-of-credit with cash or with the issuance of restricted common stock at a discount of 30% to the average bid price for the last 10 days prior to conversion. The outstanding balance on the line-of-credit, including interest payable, at June 30, 2004, is $31,224. The Note was converted into Company Common Stock on July 27, 2004. See "Note 12 - Subsequent Events".

The Company entered into a second agreement with the same party above described for a second line-of-credit for up to $15,000. Interest accrues at 12% per annum and is payable on or before September 30, 2004. Similar to the previously described note payable, the Company, at its discretion, can either pay the line-of-credit with cash or with the issuance of restricted common stock at a discount of 30% to the average bid price for the last 10 days prior to conversion. The outstanding balance on the second line-of-credit, including interest payable, at June 30, 2004, is $10,229. The Company intends to satisfy the obligation with the issuance of common stock, however, as of the date of this filing, no payment has been made or requested.

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

8. NOTE PAYABLE - INTERACTIVE IDEAS CONSULTING GROUP

On April 1, 2004 the Company consummated the acquisition of 100% of RestauranTech from Interactive Ideas Consulting Group ("IICG"). Subsequent to the closing of the acquisition, certain differences in strategic direction for the organization and other issues arose which caused the Company and IICG to seek to rescind the transaction. On May 27, 2004, the parties mutually rescinded the Company's acquisition of RestauranTech.

The Rescission Agreement requires the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible Promissory Note in the principal amount of $160,000 (the "Note"). The Note bears interest at the rate of 8% per annum and is due and payable in full on or before May 26, 2005. The Note requires that certain installment payments be made to IICG contingent upon the receipt of certain funding levels by the Company. If the Company receives $100,000 - $250,000 in funding during the term of the Note, the Company is required to pay 20% of those funds toward the amounts owing on the Note. If the Company receives $250,001 - $500,000 during the term of the Note, the Company is required to pay 25% of those funds toward the amounts owing on the Note. If the Company receives funding in an amount greater than $500,000, it is required to pay the full amount of principal and interest owing on the Note. The Note is convertible into the Company's common stock after January 2, 2005, at a conversion price equal to the closing bid price for the Company's common stock on the date prior to the date of notice of conversion. Conversion is automatic at maturity if IICG does not request conversion earlier and if there is no event of default. The shares would be issued as restricted common stock but would have piggy-back registration rights.

9. MANAGEMENT EMPLOYMENT CONTRACTS

The Company, from time to time, enters into consulting agreements with members of Company management. As of June 30, 2004 there are no contracts in effect for management. See "Note 12 - Subsequent Events".

10. LOSS FROM DISCONTINUED OPERATIONS OF VISUAL INTERVIEWS, LESS APPLICABLE
TAXES

In October 2003, the Company suspended all development of the VI technology and products due to financial constraints and the proposed acquisition of RestauranTech. As of June 30, 2004, the Company has discontinued all development activities for its VI subsidiary. The estimated loss is calculated below:


Income from continuing operations before provision for income taxes      $     --

Discontinued Operations:
     Loss on disposal of VI including operating losses during phaseout
        period of $ 89,375 and gain on forgiveness of debt of $16,350     (73,025)
                                                                         --------

Net Loss                                                                 $(73,025)
                                                                         ========

11.   LITIGATION

The Company filed a Complaint in the Superior Court of the State of California for the County of

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


11. LITIGATION (Continued)

Los Angeles against its former CEO, Gerard Nolan, on March 19, 2004 alleging claims of breach of fiduciary duty, fraud and deceit, and conversion, and seeking damages. On September 22, 2004, the Company and Mr. Nolan executed a settlement agreement and general release, and Mr. Nolan assigned to the Company all rights and ownership to an aggregate of 810,000 shares of Ohana common stock previously issued to him and registered pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended.

12. SUBSEQUENT EVENTS

Since June 2004, the Company has renewed its search for an operating business or assets for acquisition. This search gained momentum in September 2004, due in part to the consummation of a significant investment in the Company by a strategic partner. On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 200,000,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of:
(a) $0.0025 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has not yet designated its representative on the Board of Directors. At September 14, 2004, the Company had an aggregate of 152,553,778 shares of common stock outstanding on a fully-diluted basis. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934.

Management believes that the principals of GCCC will assist in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. As part of this strategy, the Company is currently evaluating the purchase of 100% of the assets of an established 31 year-old California business valued at approximately $10 million. The business is a leader in a niche market. The Company will soon begin to conduct due diligence on this prospective acquisition to determine the viability and value of its property and assets. Management believes that it will take approximately four to five months to complete the due diligence process of this specific acquisition candidate, which would include inventory testing, building inspections and a complete three-year trailing audit of the candidate's financial statements. There can be no assurance that the results of the due diligence and audit will be satisfactory or that the acquisition will be consummated, or that if consummated, the business will be successfully integrated into the Company's operations.

On August 23, 2004, the Company entered into a consulting contract with Ms. Catherine Thompson to continue acting as Chief Financial Officer and Vice President of Finance to the Company through June 30, 2005. In consideration for these services to be provided, the Company agreed to pay a total of $110,000 to Ms. Thompson through the issuance of an aggregate of 14,666,666 shares of the Company's common stock

                     Ohana Enterprises, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


12. SUBSEQUENT EVENTS (Continued)

to be registered on Form S-8 and 7,333,334 shares of restricted common stock for her involvement in financial related activities including public relations, investor relations and fundraising. Said shares were valued at $.005 per share. The contract also compensates Ms. Thompson her services as CFO during the period of April 1, 2003 - March 31, 2004. In consideration of the services provided during that period, the Company agreed to pay a total of $110,000 to Ms. Thompson through the issuance of an aggregate of 1,052,857 shares of the Company's common stock to be registered on Form S-8 and 518,571 shares of restricted common stock; all shares valued at $.07 per share. Ohana agreed to reimburse Ms. Thompson for out of pocket expenses incurred on behalf of Ohana since inception in the amount of $27,952 Ms. Thompson agreed to accept 11,180,812 shares of restricted common stock, par $.001, as payment. The former stock issuances will eradicate $137,952 owed to Ms. Thompson as of June 30, 2004 as listed on the Balance Sheet in Related party payables. Any amounts owed to Ms. Thompson subsequent to June 30, 2004 are not included and have not been reimbursed. Ms. Thompson has agreed to defer the issuance of the restricted shares, 19,032,717 shares in aggregate, to accommodate for the authorized number of shares that may be issued.

On August 23, 2004, the Company entered into a consulting contract with Mr. Michael Avatar, a Director, to provide business development services to the Company through June 30, 2005. Such services include but are not limited to the development of strategic relationships, assistance with marketing and distribution, and other business development functions as may be requested. In consideration for these services to be provided, the Company agreed to pay a total of $100,000 to Mr. Avatar through the issuance of an aggregate of 13,333,333 shares of the Company's common stock to be registered on Form S-8 and 6,666,666 shares of restricted common stock; said shares were valued at $.005 per share. The aforementioned compensation is not related to Mr. Avatar's services as a Director.

On September 22, 2004 the Company and Gerard Nolan, former CEO and President of Ohana and its wholly-owned subsidiary, Visual Interviews, executed a settlement agreement and general release in which Mr. Nolan assigned all rights and ownership to an aggregate of 810,000 shares of Ohana common stock previously issued to him and registered pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended. The Company had filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Mr. Nolan on March 19, 2004.