Form 10QSB
period 2004-09-30
OHANA ENTERPRISES
filed 2004-11-22
CIK 30966

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended
September 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____ to ____

Commission file number: 001-07894

OHANA ENTERPRISES, INC.
-----------------------------------------------------------------------
(Exact Name of Registrant as Specified in Charter)


Delaware                                       95-2312900
----------                                     ----------
(State or Other Jurisdiction                  (IRS Employer
of Incorporation)                             Identification No.)


23872 Pacific Coast Hwy, #167, Malibu, CA  90265
-----------------------------------------------------------------------
(Address of Principal Executive Offices)  (Zip Code)

(310) 456-3199
--------------------------------------------------
Registrant's telephone number, including area code


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

    The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 11, 2004 was 388,823,300.

Transitional Small Business Disclosure Format (Check one): Yes    No  X
                                                              ---   ---
=======================================================================




OHANA ENTERPRISES, INC.
TABLE OF CONTENTS
                                                                           Page


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (UNAUDITED) -- as of June 30 and
September 30, 2004

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended September 30, 2003 and 2004 and from Inception (July 1, 2001)through
September 30, 2004

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended September 30, 2003 and 2004, and
From Inception (July 1, 2001) through September 30, 2004

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.  CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            Ohana Enterprises, Inc.
                                    (A Development Stage Company)


                                           Condensed Balance Sheets

ASSETS

                                                                        June 30,             September 30,
                                                                        2004                      2004
                                                                      ---------------------------------------------
                                                                                                     Unaudited
CURRENT ASSETS

  Cash                                                         $               -              $             8
  Prepaid expenses                                               302,582                  577,318
  Deferred cost of acquisition                                   -                           126,601
 Other assets                                                                384                        384



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES


   Accounts payable and accrued liabilities      $    191,650            $     177,280
   Accrued liabilities - related parties                     148,367                     99,053
   Bank overdraft                                                  14                              -
   Notes payable with accrued interest                   41,926                      10,100
   Note payable with accrued interest - IICG         161,192                    164,419

      Total Current Liabilities                                   543,149                   450,852


STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $.001 par value, 10,000,000
      shares authorized;
      Issued and outstanding: nil                                             -                                -
   Common stock, $.001 par value, 400,000,000
      shares authorized;
      75,392,275 and 388,823,300, respectively
      issued and outstanding                                          75,393                       388,823
   Additional paid-in capital                                       4,149,423                    4,970,124
   Stock subscription receivable                                               -                 (      480,000)
   Treasury stock, 810,000 shares                                           -                 (              810)
   Accumulated deficit                                             (4,464,999)                  (   4,624,678)


      Total Stockholders' Equity (Deficit)             (     240,183)                           253,459


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                           $        302,966                $     704,311


168: The accompanying notes are an integral part of these financial statements. F-1


                               Ohana Enterprises, Inc.
                             (A Development Stage Company)

                               Condensed Statements of Operations



                                                                                                                 From Inception
                                                                                                                (July 1, 2001)
                                                                       Three Months Ended              to
                                                                        September 30,               September 30,
                                                                       2003             2004                    2004
                                                                     Unaudited          Unaudited          Unaudited
General and administrative expenses        $     202,188          $     246,086         $   4,135,251

Loss from continuing operations                      (202,188)           (246,086)              (4,135,251)

Other income and expenses

   Gain from extinguishment of debt                            -                             -                   83,000
   Gain from settlement of lawsuit                                -                  90,415                    90,415
   Interest expense                                                          -              (    4,007)              (      7,901)

Net loss from continuing operations after other
income                                                           (202,188)               (159,678)            (3,969,737)

Discontinued operations

   Loss on operations of Visual Interviews, Inc.,
  less applicable income taxes                         (  62,117)                          -             (    381,916)


   Loss on disposal of Visual Interviews, Inc.,
   Less applicable income taxes                         -                              -                 (     73,025)
                                                                    ( 264,305)              (159,678)              (4,424,678)

                                                         -                                -                 (   200,000)
Net loss                                               $   (264,305)        $    (159,678)        $     (4,624,678)

Basic weighted average number of
 common shares outstanding             16,951,740            155,219,107

 0.02)          $  (     0.0010)

The accompanying notes are an integral part of these financial statements.

                                             Ohana Enterprises, Inc.
                                       (A Development Stage Company)

                                          Condensed Statements of Cash Flows


                                                                                                                From Inception
                                                                                                                (July 1, 2001)
                                                                           Three Months Ended            to
                                                                            September 30,             September 30,
                                                                            2003             2004            2004
                                                                          Unaudited     Unaudited    Unaudited


CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                  $(     264,305)    $ (     159,678)    $  (4,624,678)
   Adjustments to reconcile net loss to
      net provided by operating activities
   Non-cash adjustments:
      Effect of merger                                                      -                          -           (      27,717)
      Provision for loss on receivable received
        in merger                                                               -                          -                200,000
      Issuance of stock for services                      122,500               691,155             4,662,687
      Gain from extinguishment of debt                              -                        -              (      83,000)
      Gain from settlement of lawsuit                                  -               90,415           (      90,000)
      Issuance of stock for note payable and
        accrued interest                                                          -               32,168                  32,168

   Changes in:
      Prepaid expenses                                              5,801           (   274,736)        (     497,318)
      Deferred acquisition cost                                         -            (    126,601)        (     126,601)
      Other assets                                  (  1,603)                           -           (            384)
      Accounts payable and accrued liabilities    89,886           (     14,372)               181,173
      Accrued liabilities - related parties              (17,382)         (      48,899)                 99,053
      Accrued interest                                     -                               525                        525

                                                                       ( 65,103)                  9,147          (     274,092)

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                   -                            -                          14
   Payment received on subscription receivable      40,000                   20,000                 99,102
   Offering costs                                          -                              -           (        3,102)
   Notes payable                                                               -              (      29,125)             170,100
   Proceeds from sale of common stock                             -                             -                  125,000
   Payment on Note Payable Hudson Consulting              -                             -            (    117,000)

                                                                   40,000          (         9,125)             274,114

NET CHANGE IN CASH                                       (        25,103)                         22                       22

CASH, beginning of period                                           25,190           (              14)         (            14)

CASH, end of period                                 $                   87           $               8        $                  8


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

   Issuance of common stock for services           $    3,328,527       $         318,655

 $         372,500

289: The accompanying notes are an integral part of these financial statements.

                                               Ohana Enterprises, Inc.
                                               A Development Stage Company)
                                               Notes to Financial Statements


1. ORGANIZATION AND BUSINESS

Ohana Enterprises, Inc., a Delaware corporation, is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30.

The Company is seeking to identify an operational business opportunity for acquisition to provide long term growth for its shareholders. We are currently evaluating the purchase of 100% of the assets of an established 31 year-old California business valued at approximately $10 million. The business is a leader in a niche market. The Company has begun to conduct due diligence on this prospective acquisition to determine the viability and value of its property and assets. Management believes that it will take approximately four to five months to complete the due diligence process of this specific acquisition candidate, which would include inventory testing, building inspections and a complete three-year trailing audit of the candidate's financial statements.
Building inspections have been completed and are being analyzed to determine if more in-depth inspections should be conducted. Additionally, management has met with current owners and contractors to discuss renovations which would increase the efficiency and income potential of the property.

There can be no assurance that the results of the due diligence and audit will be satisfactory or that the acquisition will be consummated, or that if consummated, the business will be successfully integrated into the Company's operations.

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been derived from the accounts of Ohana Enterprises, Inc. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited interim financial statements for the three month period ended September 30, 2004, are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year ending June 30, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's
 Annual Report on Form 10-KSB for the year ended June 30, 2004.

Ohana Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements


2. BASIS OF PRESENTATION Continued

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.  DEFERRED COST OF ACQUISITION

As of September 30, 2004, the Company has accumulated $126,601 in acquisition costs. The entire amount is related to costs paid to consultants for services provided and to be provided in relation to the acquisition. The Company issued, and the Consultants agreed to accept in lieu of cash, an aggregate of 20,866,000 shares of common stock, par
 $.001, as payment for these services.

4. RELATED PARTY PAYABLES

As of September 30, 2004, the Company owes a total of $99,053 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $10,000 owed to Isaac Simmons and Kathyrn A. Christmann, parents of Catherine Thompson, as reimbursement for legal fees paid in the litigation against Hudson.

Per the consulting contract dated August 23, 2004, Ms. Catherine Thompson has agreed to accept Ohana common stock as consideration for her services as CFO during the period of April 1, 2003 - March 31, 2004, and as consideration of balances owed to Ms. Thompson for reimbursement of out of pocket expenses incurred on behalf of Ohana through June 30, 2004.
For the services rendered,the Company agreed to pay a total of $110,000 to Ms. Thompson with the issuance of 1,052,857 shares of the Company's common stock to be registered on Form S-8 and 518,571 shares of restricted common stock; all shares valued at $.07 per share. Ms. Thompson agreed to defer the issuance of the 518,571 restricted shares. The issuance of those shares will alleviate $36,300 of the balance of Accrued liabilities - related parties as of September 30, 2004, for the balance owed to Ms. Thompson for compensation during the above mentioned period.

Additionally, Ohana agreed to reimburse Ms. Thompson for out of pocket expenses incurred on behalf of Ohana since inception in the amount of $27,952.03. Ms. Thompson agreed to accept 11,180,812 shares of restricted common stock, par $.001, as payment. Ms. Thompson agreed to defer the issuance of these shares as well until such time as there are sufficient shares available for the issuance.
See Note 8. "Subsequent Events".

Ohana Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements


5. NOTES PAYABLE WITH ACCRUED INTEREST

The Company obtained financing in the form of a line-of-credit for up to $30,000, which matured on June 30, 2004. Interest accrued at 20% per annum and was payable on or before June 30, 2004. Per the agreement, the Company, at its discretion, elected to settle the Note with the issuance of restricted common stock at a discount of 30% to the average bid price for the last 10 days prior to conversion.
The outstanding balance on the line-of-credit, including interest payable, at July 27, 2004, the date of conversion, was $31,661. The Note was converted into 4,523,040 shares of restricted common stock on July 27, 2004.

The Company entered into a second agreement with the same party above described for a second line-of-credit for up to $15,000, which matured on September 30, 2004. Interest accrued at
12% per annum and was payable on or before maturity. Similar to the previously described note payable, the Company, at its discretion, can either pay the line-of-credit with cash or with the issuance of restricted common stock at a discount of 30% to the average bid price for the last 10 days prior to conversion. The Company anticipates settlement of the obligation with conversion into common stock and the lender has agreed to defer payment until such time as there are sufficient shares available for issuance. The outstanding balance on the second line-of-credit, including interest payable, at September 30, 2004, is $10,100. On July 27, 2004, the Company issued 72,465 shares of restricted common stock valued at $.007, which were applied to the accrued interest on the note.


6. SUBSCRIPTION RECEIVABLES

On September 14, 2004, the Company executed a Stock Purchase
Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. TheCompany is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 200,000,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $0.0025 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As of September 30, 2004, the Company had received $20,000 of

Ohana Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements


6. SUBSCRIPTION RECEIVABLES Continued

the first installment due on October 15, 2004. The number of shares for delivery for this portion of the installment is 8,000,000 based on a price of $.0025 per share as calculated per the agreement. Delivery will occur within 10 days of receipt of payment of the full amount of the installment due.
See Note 8. "Subsequent Events".

7. TREASURY STOCK

On September 22, 2004 the Company and Gerard Nolan, former
CEO and President of Ohana and its wholly-owned subsidiary, Visual
Interviews, executed a settlement agreement and general release in which Mr. Nolan assigned all rights and ownership to an aggregate of 810,000 shares of Ohana common stock previously issued to him and registered pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended. The Company had filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Mr. Nolan on March 19, 2004. The return of the shares was accounted for using the par value method which charges the Treasury
Stock account with the par value of the shares, $810. The value of the shares when issued was $90,000, and, therefore, the remaining balance of $89,190 was debited to Additional paid-in capital.


8.  SUBSEQUENT EVENTS

* As of the date of this filing the Company has received a total of $53,788 from GarcyCo Capital Corp. The Company has delivered
42,609,216 shares of common stock from escrow valued at an average price of $.00126 per share. The balance of 157,390,784 shares remain in escrow. It is recognized that the Company will be required to issue additional shares to satisfy the terms of the agreement. Currently, the deficit in the number of shares held in escrow is 21,094,016.

* On October 5, 2004, we received written consents in lieu of a meeting of stockholders from the holders of a majority of our outstanding common stock, approving the following actions:

	1. To change the corporate name to Vinoble, Inc.; and

2. To institute a 500 for 1 reverse split of our issued and outstanding shares of common stock (the "Reverse Split"), including any and all outstanding options, warrants and rights as of October 15, 2004
(the "Record Date"), with all fractional shares rounded to the nearest whole.

The Company filed its Definitive 14C on October 28, 2004, and these actions became final as of November 19, 2004.

F-7
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS
WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION,
STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS,
 INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE
WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR
 LANGUAGE.  THESE FORWARD-LOOKING STATEMENTS INVOLVE
RISKS, UNCERTAINTIES AND OTHER FACTORS.  ALL
FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT
ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON
THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF.
THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING
STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT
 ON FORM 10-QSB AND IN THE COMPANY'S ANNUAL REPORT
ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2004 ARE
AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED
THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL
 RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED
IN THE FORWARD-LOOKING STATEMENTS.

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

     This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition.
 On December 10, 2002, the Company changed its name to Ohana Enterprises, Inc. in association with the change in control and acquisition of VI. Ohana Enterprises, Inc. is a holding company with no operations. VI was a wholly-owned subsidiary of the Company, and was the only operational business within the Company. However, the VI business plan required significant operating expenses in order to develop and expand its business model, its technology and its operations, as well as to respond to unanticipated competitive pressures. VI did not have a source of operating capital as it was still in the development stage. In October 2003, the Company suspended the development and operations of VI and began to pursue potential opportunities for acquisition or merger that would contribute an operating business to Ohana.

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


     Since June 2004, the Company has renewed its search for an operating business or assets for acquisition. This search gained momentum in September 2004, due in part to the consummation of a significant investment in the Company by a strategic partner.
On September 14, 2004, the Company executed a Stock Purchase
Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 200,000,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $0.0025 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment.
As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has not yet designated its representative on the Board of Directors. At September 14, 2004, the Company had an aggregate of 152,553,778 shares of common stock outstanding on a fully-diluted basis. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934.
As of the date of this filing the Company has received a total of $53,788 from GCCC. The Company has delivered 42,609,216 shares of common stock from escrow valued at an average price of $.00126 per share. The balance of 157,390,784 shares remain in escrow. It is recognized that the Company will be required to issue additional shares to satisfy the terms of the SPA. Currently, the deficit in the number of shares held in escrow is 21,094,016. However, the Company effected a 500-for-one reverse stock split on
 October 17, 2004, thereby enabling the issuance of the additional shares.

     Management believes that the principals of GCCC will assist in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. As part of this strategy, the Company has entered into a non-binding Memorandum of Understanding for the purchase of 100% of the assets of an established 31 year-old California business valued at approximately
$10 million. The business is a leader in a niche market. The Company has begun to conduct due diligence on this prospective acquisition to determine the viability and value of its property and assets. Management believes that it will take approximately four to five months to complete the due diligence process of this specific acquisition candidate, which would include inventory testing, building inspections and a complete three-year trailing audit of the candidate's financial statements. Building inspections have been completed and are being analyzed to determine if more in-depth inspections should be conducted.
Additionally, management has met with current owners and contractors to discuss renovations which would increase the efficiency and income potential of the property.

      Pending the outcome of the due diligence and the audit, the Company believes that the acquisition of these assets would provide the basis required for listing on a national exchange.
To assist in achieving that goal, the Company is conducting a 500 for 1 reverse split as approved by a majority of the holders of common stock by written consent. In accordance with the acquisition the Company's name will be changed to Vinoble, Inc.
to better reflect its new strategic direction. Both the name change and the reverse split are expected to become effective on November 17, 2004. Upon completion of the acquisition the Company will be relocated to the San Francisco Bay Area.

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


RESULTS OF OPERATIONS

     Three Months Ended September 30, 2004 Compared
     To Three Months Ended September 30, 2003

     Revenues. The Company did not generate any revenue in the three months ended September 30, 2004 and 2003, respectively. Since the cessation of all activities of VI in October 2003 due to the lack of operating capital, the Company's focus has been on the evaluation and selection of an existing business to effect a merger or acquisition. At June 30, 2004, the Company discontinued VI's operations and recognized a loss, less applicable taxes, of $73,025. The Company has entered into a non-binding Memorandum of Understanding to acquire revenue earning assets of an established 31 year old California business, including but not limited to inventory for resale. It is anticipated that due diligence and the audit will be completed in 4 to 5 months.

     General and Administrative Expenses.   The Company incurred
$246,086 in general and administrative expenses for the three months ended September 30, 2004, compared to $202,188 for the three months ended September 30, 2003. General and Administrative expenses relating to the discontinued operations of VI for the period ended September 30, 2003 were $62,117. Included in general and administrative expense for the three months ended September 30, 2004 was $80,000 of expense related to the issuance of an aggregate of 14,277,831 shares of common stock to consultants in lieu of cash compensation. In addition, $62,125 of expense was related to the prior issuance of 990,000 shares for prepaid expenses.
At September 30, 2004, the Company had virtually no cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. In the three months ended
September 30, 2003, the Company realized an expense of $122,500 related to the issuance of 1,116,667 shares of common stock to consultants in lieu of cash compensation.

	Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception as it has been a development stage company.

	Gain from Settlement of Lawsuit.  In the three months ended
September 30, 2004, the Company settled litigation with Gerard Nolan, its former Chief Executive Officer, in which Mr. Nolan assigned to the Company all rights and ownership in 810,000 shares of the Company's common stock.
The settlement and assignment resulted in a gain of $90,415. No such gain was recognized in the three months ended September 30, 2003.

	Interest Expense. The Company recognized interest expense of $4,007 in the three months ended September 30, 2004, representing interest on borrowings during the period. No interest expense was incurred in the comparable period in 2003.

	Loss on Operations of VI, less applicable income taxes.
The Company realized a loss from VI's operations equal to $62,117 for the three months ended September 30, 2003. As the development and operations of VI were discontinued in the year ended June 30, 2004, no similar loss was incurred for the three months ended September 30, 2004.

     Net Loss.   As a result of the foregoing factors, the Company's net
loss decreased from $264,305 for the three months ended September 30, 2003, compared to a net loss of $159,678 for the three months ended
September 30, 2004. The net loss per share was $0.02 for the three month period ended September 30, 2003, an decrease from $0.0010 for the three month period ended September 30, 2004. The decrease in net loss per share for the period was primarily due to the large increase in the number of shares issued and outstanding.


LIQUIDITY AND CAPITAL RESOURCES

	The Company has an immediate need for capital.
 At September 30, 2004, the Company had only $8.00 in cash or cash equivalents; at June 30, 2004, the Company had no cash or cash equivalents. The Company realized $9,147 in net cash from operating activities during the three months ended September 30, 2004, compared with $35,810 in net cash used by operating activities during the three months ended September 30, 2003. The cash provided by operating activities during the three months ended September 30, 2004 was largely due to a non-cash gain of $691,155 reflecting the issuance of stock for services, and $32,168 from the issuance of stock for a note
payable (including accrued interest).   This gain was offset by non-cash
adjustments of $90,415 from the return of stock to treasury as a result of a settlement with the Company's former chief executive officer and from the write-off of the balance owed for a related party payable in the amount of $415. Other changes affecting net cash used by operating activities at September 30, 2004 included prepaid expenses of $274,736, deferred acquisition costs of $126, 601, accrued liabilities to related parties of $48,899, and accounts payable and accrued liabilities of $14,372, offset by accrued interest of $525. The cash utilized in operating activities during the three months ended September 30, 2003 primarily reflected non-cash adjustments of $122,500 for the issuance of common stock for services. Cash changes included accounts payable and accrued liabilities of $89,886 and prepaid expenses of $5,801, offset by related party payables of $17,382 and other assets of $1,603.

	The Company did not utilize cash for investing activities during either of the three months ended September 30, 2004 or 2003.
Financing activities used $9,125 of cash during the three months ended September 30, 2004, consisting primarily of $29,125 in payments on notes payable, offset by proceeds of $20,000 from a subscription receivable. During the three months ended September 30, 2003, financing activities provided $40,000 of cash to the Company, consisting of $40,000 received on a subscription receivable.

	The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $159,678 for the three months ended September 30, 2004.
Since inception, the Company has incurred a net loss of $4,624,678.
Primarily as a result of these recurring losses, Ohana's independent certified public accountants modified their report on the June 30, 2004 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining


	On May 27, 2004, the Company and IICG mutually rescinded the acquisition of RestauranTech. The Rescission Agreement required the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible Promissory Note in the principal amount of
 $160,000 (the "Note"). The Note bears interest at the rate of 8% per annum and is due and payable in full on or before May 26, 2005. The Note requires that certain installment payments be made to IICG contingent upon the receipt of certain funding levels by the Company. If the Company receives
$100,000 - $250,000 in funding during the term of the Note, the Company is required to pay 20% of those funds toward the amounts owing on the Note.
If the Company receives $250,001 - $500,000 during the term of the Note, the Company is required to pay 25% of those funds toward the amounts owing on the Note. If the Company receives funding of an amount greater than $500,000, it is required to pay the full amount of principal and interest owing on the Note. The Note is convertible into the Company's common stock after January 2, 2005, at a conversion price equal to the closing bid price for the Company's common stock on the date prior to the date of notice of conversion. Conversion is automatic at maturity if IICG does not request conversion earlier and if there is no event of default. The shares would be issued as restricted common stock but would have piggy-back registration rights.

     On September 14, 2004, the Company executed the SPA with GCCC.
The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 200,000,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $0.0025 or
(b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending
June 30, 2005. GCCC has not yet designated its representative on the Board of Directors. At September 14, 2004, the Company had an aggregate of 152,553,778 shares of common stock outstanding on a fully-diluted basis. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities
Exchange Act of 1934.
 As of the date of this filing the Company has received a total of $53,788 f rom GCCC. The Company has delivered 42,609,216 shares of common stock from escrow valued at an average price of $.00126 per share.
 The balance of 157,390,784 shares remain in escrow. It is recognized that the Company will be required to issue additional shares to satisfy the terms of the agreement. Currently, the deficit in the number of shares held in escrow is 21,094,016. However, the Company effected a 500-for-one reverse stock split on October 17, 2004, thereby enabling the issuance of the additional shares.

     Management believes that the principals of GCCC will assist in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. As part of this strategy, the Company has entered into a non-binding Memorandum of Understanding f or the purchase of 100% of the assets of an established 31 year-old California business valued at approximately $10 million. The business is a leader in a niche market. The Company has begun to conduct due diligence on this prospective acquisition to determine the viability and value of its property and assets. Management believes that it will take approximately four to five months to complete the due diligence process of this specific acquisition candidate, which would include inventory testing, building inspections and a complete three-year trailing audit of the candidate's financial statements. Building inspections have been completed and are being analyzed to determine if more in-depth inspections should be conducted.
Additionally, management has met with current owners and contractors to discuss renovations which would increase the efficiency and income potential of the property.

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




RISKS AND UNCERTAINTIES

     The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATING TO OHANA'S BUSINESS

    OHANA NEEDS SIGNIFICANT ADDITIONAL CAPITAL. The Company currently has no income producing operations or assets and may have limited access to additional capital. At September 30, 2004, the Company had only $8 in cash or cash equivalents. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's common stock. As described above, on September 14, 2004, the Company executed the SPA with GCCC.
The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash.
The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all.
If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.

     OHANA HAS ONLY A LIMITED OPERATING HISTORY. The Company has
only a limited operating history upon which can be based an evaluation of its prospects. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to enter into a merger or acquisition with another business entity.
There can be no assurance that the Company will be able to identify a qualified candidate or that the resulting business combination will be successful. Further, there can be no assurance that the acquisition / merger candidate will have a more extensive operating history than the Company.
To address these risks and uncertainties, the Company must, among other things, analyze the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated
950:    acceptability of new products or marketing concepts,
the merit of the firm's business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. There can be no assurance that Ohana will successfully address these challenges.




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

     In addition, the Company's stock is currently traded on the NASD O-T-C Bulletin Board and it is uncertain that it will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the Nasdaq Small Cap Market in the foreseeable future due to the trading price for the common stock, the Company's lack of working capital and its revenue history. Failure to list the common stock on the AMEX, the Nasdaq National Market, or the Nasdaq SmallCap Market, will impair the liquidity of the common stock.

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


     SOME OF THE INFORMATION IN THIS QUARTERLY REPORT
             CONTAINS FORWARD-LOOKING STATEMENTS.

     Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. Statements that contain these words should be reviewed carefully because they:

 - discuss management's expectations about the Company's future performance;

 -  contain projections of the Company's future operating results or of its future financial condition; or

 - state other "forward-looking" information.

      Management believes it is important to communicate expectations to the Company's stockholders. There may be events in the future, however, that management is not able to predict accurately or over which it has no control. The risk factors listed in this section, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in forward- looking statements. The occurrence of any of the events described in these risk factors and elsewhere in this uarterly report could have a material and adverse effect on Ohana's business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of its common stock could decline.


ITEM 3.  CONTROLS AND PROCEDURES

     On November 11, 2004, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures.
As of that date, the Company's interim Chief Executive Officer and Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

	Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 2, 2004, the Company obtained financing in the form of a line-of-credit for up to $30,000, which matured on June 30, 2004.
Interest on the loan accrued at 20% per annum and was payable on or before June 30, 2004. As the Company had minimal financial resources, it elected to exercise its option to repay the line-of-credit with the issuance of restricted common stock at a discount of 30% to the average bid price for the last
10 days prior to conversion. On July 27, 2004, the outstanding balance on the line-of-credit, including interest payable, of $31,661 was settled with the issuance of 4,523,040 shares of restricted common stock valued at $.007 per share. An additional 72,465 shares of restricted common stock valued at $.007 per share were issued for accrued interest on a second line of credit from the same source. The issuances were made in reliance upon
Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

On September 14, 2004, the Company executed a Stock Purchase
Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash.
The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 200,000,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days
of receipt of each installment.   All shares are restricted within the
meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption.
The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $0.0025 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board
Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has not yet designated its representative on the
 Board of Directors. At September 14, 2004, the Company had an aggregate of 152,553,778 shares of common stock outstanding on a fully-diluted basis.
Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934.
As of the date of this filing the Company has received a total of $53,788 from GCCC. The Company has delivered 42,609,216 shares of common stock from escrow valued at an average price of $.00126 per share.
The balance of 157,390,784 shares remain in escrow. It is recognized that the Company will be required to issue additional shares to satisfy the terms of the agreement. Currently, the deficit in the number of shares held in escrow is 21,094,016.
However, the Company effected a 500-for-one reverse stock split on October 17, 2004, thereby enabling the issuance of the additional shares. The issuance was made in reliance upon Section 4(2) of the Securities Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the first quarter of fiscal 2005, the following matters were voted upon and approved by the written consent of shareholders representing a majority of voting power of the Company:

On October 5, 2004, pursuant to the written consent the holders of an aggregate of 243,534,112 shares of the Company's common stock, the following actions were approved: 1) a 500-to-one reverse split of the issued and outstanding shares of the Company's common stock and 2) the change of the Company's name to "Vinoble, Inc."


ITEM 5.  OTHER INFORMATION.

     Not applicable.


ITEM 6.  EXHIBITS.


     Exhibit No.         Description
     ----------          ----------------
2.1           Stock Purchase Agreement by and between Ohana
Enterprises, Inc. and GarcyCo Capital Corp.
Dated September 14, 2004

      13a-15(e) and 15d-15(c)

31.02           Certification Pursuant to Section 906



SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




             OHANA ENTERPRISES, INC.
  /s/ Catherine Thompson
 ------------------------------
  Catherine Thompson
  Interim Chief Executive Officer
 and Chief Financial Officer



Exhibit 31.01

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

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report and our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of theperiod covered by this quarterly report based on such evaluation; and

       c. disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during; the registrant's fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date: November 22, 2004

/s/ Catherine Thompson

Catherine Thompson
Interim Chief Executive Officer
and Chief Financial Officer
Exhibit 32.01- Certification of Interim Chief Executive Officer
                                   and Chief Financial Officer

CERTIFICATION OF INTERIM CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Catherine Thompson, Interim Chief Executive Officer and
 Chief Financial Officer of OHANA ENTERPRISES, INC (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant t
o Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

     (1) the quarterly report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the equirements of section 13(a) of the ecurities Exchange Act of 1934 (15 U.S.C. 78m);

          and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 22, 2004

/s/ Catherine Thompson
Catherine Thompson
Interim Chief Executive Officer and Chief Financial Officer