Form 10QSB/A
period 2004-09-30
OHANA ENTERPRISES
filed 2004-12-06
CIK 30966

U.S. SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C. 20549
                                 --------------------------------

                                   AMENDMENT NO. 1 TO
                                       FORM 10-QSB/A

 [X] Quarterly report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the quarterly period ended
                                         September 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____ to ____

                Commission file number: 001-07894

                          OHANA ENTERPRISES, INC.
-----------------------------------------------------------------------
 (Exact Name of Registrant as Specified in Charter)


         Delaware                                           95-2312900
         ----------                                         ----------
(State or Other Jurisdiction                       (IRS Employer
     of Incorporation)                                     Identification No.)


     23872 Pacific Coast Hwy, #167, Malibu, CA  90265
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)           (Zip Code)

                                  (310) 456-3199
------------------------------------------------------------------------------
       Registrant's telephone number, including area code

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

Note:  This Amendment is being filed to correct certain
            processing errors in the Form 10-QSB filed
            on September 22, 2004.
=========================================================

                                          OHANA ENTERPRISES, INC.
                                              TABLE OF CONTENTS

                                                                Page


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
(UNAUDITED) -- as of June 30 and                                 F-1
September 30, 2004

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)For the Three Months Ended
September 30, 2003 and 2004 and from
Inception (July 1, 2001)through September 30, 2004               F-2

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED) For the Three Months Ended
September 30, 2003 and 2004, and From
Inception (July 1,2001) through September 30, 2004              F-3

NOTES TO FINANCIAL STATEMENT
(UNAUDITED)                                                     F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF
OPERATION                                                       1

ITEM 3.  CONTROLS AND PROCEDURES                                13

PART II - OTHER INFORMATION                                     14

ITEM 1.  LEGAL PROCEEDINGS                                      14

ITEM 2.  CHANGES IN SECURITIES                                  14

ITEM 3.  DEFAULTS UPON SENIOR
SECURITIES                                                      15

ITEM 4.  SUBMISSION OF MATTERS
TO A VOTE                                                       15

ITEM 5.  OTHER INFORMATION                                      15

ITEM 6.  EXHIBITS                                               15

SIGNATURES                                                      16

EXHIBITS                                                        17

                                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                Ohana Enterprises, Inc.
                                        (A Development Stage Company)
                                            Condensed Balance Sheets

                                                                           June 30,            September 30,
                                                                           2004                    2004
                                                                           -----------------------------------
                                                                                              Unaudited
                     ASSETS

CURRENT ASSETS

   Cash                                                                    $         -         $         8
   Prepaid expenses                                                             302,582             577,318
   Deferred cost of acquisition                                                      -              126,601
   Other assets                                                                    384                 384
                                                                                ---------------   -------------
TOTAL ASSETS                                                               $    302,966        $    704,311
                                                                              ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                $    191,650        $    177,280
   Accrued liabilities - related parties                                        148,367              99,053
   Bank overdraft                                                                   14                   -
   Notes payable with accrued interest                                           41,926              10,100
   Note payable with accrued interest - IICG                                    161,192             164,419
                                                                           ------------------  -------------------
      Total Current Liabilities                                                 543,149             450,852


STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $.001 par value, 10,000,000
      shares authorized;
      Issued and outstanding: nil                                                    -                   -
   Common stock, $.001 par value, 400,000,000
      shares authorized;
      75,392,275 and 388,823,300, respectively
      issued and outstanding                                                     75,393             388,823
   Additional paid-in capital                                                  4,149,423           4,970,124
   Stock subscription receivable                                                     -         (    480,000)
   Treasury stock, 810,000 shares                                                    -         (      810)
   Accumulated deficit                                                        (4,464,999)      (   4,624,678)
                                                                            -----------------   ------------------------
      Total Stockholders' Equity (Deficit)                                   (240,183)               253,459
                                                                           ------------------  ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                           $    302,966        $    704,311
                                                                               ==========        ==========


    The accompanying notes are an integral part of these financial statements.

                                              Ohana Enterprises, Inc.
                                   (A Development Stage Company)
                                  Condensed Statements of Operations

                                                                                                              From Inception
                                                                                                              (July 1, 2001)
                                                                           Three Months Ended                     to
                                                                           September 30,                      September 30,
                                                                           2003                2004                2004
                                                                           Unaudited           Unaudited      Unaudited

General and administrative expenses                                        $    202,188        $    246,086   $   4,135,251
                                                                           ---------------     -----------    ------------
Loss from continuing operations                                                (202,188)           (246,086)     (4,135,251)
                                                                           --------------      ------------   --------------
Other income and expenses

   Gain from extinguishment of debt                                                  -                   -         83,000
   Gain from settlement of lawsuit                                                   -               90,415          90,415
   Interest expense                                                                  -              (4,007)        ( 7,901)
                                                                          --------------      ----------     ---------------
Net loss from continuing operations after
other income and expenses                                                     (202,188)           (159,678)      (3,969,737)
                                                                            ---------------     -------------  ---------------
Discontinued operations

   Loss on operations of Visual Interviews, Inc.,
   less applicable income taxes                                                (62,117)                  -       (381,916)

   Loss on disposal of Visual Interviews, Inc.,
   Less applicable income taxes                                                      -                   -        (73,025)
                                                                            --------------      ----------     -----------------
                                                                              (264,305)           (159,678)    ( 4,424,678)

Provision for loss on related parties
notes receivable                                                                     -                   -       (200,000)
                                                                           -------------       -----------    ----------------
Net loss                                                                   $  (264,305)       $  (159,678)   $ ( 4,624,678)
                                                                           ===============    =============  ==================
Basic weighted average number of
common shares outstanding                                                    16,951,740       155,219,107
                                                                            ===========      ===============
Net loss per common share, Basic                                           $     (0.02)       $   (0.0010)
                                                                          ===============     ==============

The accompanying notes are an integral part of these financial statements.

                                                  Ohana Enterprises, Inc.
                                                (A Development Stage Company)
                                             Condensed Statements of Cash Flows

                                                                                                              From Inception
                                                                                                              (July 1, 2001)
                                                                           Three Months Ended                     to
                                                                           September 30,                      September 30,
                                                                           2003                2004                 2004
                                                                           Unaudited           Unaudited      Unaudited

CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Loss                                                                  $  (264,305)        $  (159,678)   $  (4,624,678)
   Adjustments to reconcile net loss to
      net provided by operating activities
   Non-cash adjustments:
      Effect of merger                                                               -                   -                 (27,717)
      Provision for loss on receivable received
        in merger                                                                    -                   -         200,000
      Issuance of stock for services                                            122,500              691,155      4,662,687
      Gain from extinguishment of debt                                               -                   -        (83,000)
      Gain from settlement of lawsuit                                                 -               90,415      (90,415)
      Issuance of stock for note payable and
        accrued interest                                                             -               32,168        32,168
   Changes in:
      Prepaid expenses                                                            5,801           (274,736)    (497,318)
      Deferred acquisition cost                                                      -            (126,601)      (126,601)
      Other assets                                                              (1,603)                  -          (384)
      Accounts payable and accrued liabilities                                   89,886            (14,372)        181,173
      Accrued liabilities - related parties                                    (17,382)            (48,899)        99,468
      Accrued interest                                                               -                 525            525
                                                                          ---------------     -----------    ------------------
NET CASH USED BY OPERATING
ACTIVITIES                                                                    (65,103)               9,147      (274,092)
                                                                           -----------------   -----------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                               -                        -              14
   Payment received on subscription
      receivable                                                                 40,000              20,000         99,102
   Offering costs                                                                    -                   -          (3,102)
   Notes payable                                                                     -             (29,125)        170,100
   Proceeds from sale of common stock                                                -                   -         125,000
   Payment on Note Payable Hudson Consulting                                         -                   -       (117,000)
                                                                           ---------------     -------------   ----------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                                      40,000             (9,125)        274,114
                                                                           ---------------     -------------  -----------------
NET CHANGE IN CASH                                                            (25,103)                 22              22

CASH, beginning of period                                                        25,190               (14)            (14)
                                                                           ---------------  --------------    --------------------
CASH, end of period                                                        $        87         $         8    $         8
                                                                           ===========         ==========     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

Issuance of common stock for
   services                                                                $   3,328,527       $    318,655
                                                                             ===========         ==========
Issuance of common stock for
   prepaid services                                                        $    302,075        $    372,500
                                                                             ===========        ==========
Issuance of common stock for
   notes payable and accrued
   interest                                                                $         -         $     32,168
                                                                            ===========          ==========

The accompanying notes are an integral part of these financial statements.

                                                Ohana Enterprises, Inc.
                                       (A Development Stage Company)
                                          Notes to Financial Statements


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS
WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION,
STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS,
INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE
WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR
LANGUAGE.  THESE FORWARD-LOOKING STATEMENTS INVOLVE
RISKS, UNCERTAINTIES AND OTHER FACTORS.  ALL FORWARD-
-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT
ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON
THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF.
THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING
STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT
ON FORM 10-QSB AND IN THE COMPANY'S ANNUAL REPORT
ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2004, ARE
AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED
THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL
RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED
IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

PLAN OF OPERATION

BACKGROUND

     The Company emerged from bankruptcy on August 21, 1999 as Erly Industries, Inc. On January 24, 2001, Erly Industries, Inc. changed its domicile from California to Delaware and changed its name to Torchmail Communications, Inc. On October 18, 2002, the Company consummated the acquisition of 100% of the outstanding common stock of Visual Interviews, Inc., a Nevada corporation ("VI") in exchange for the issuance of an aggregate of 9,384,543 shares of the Company's common stock to the former VI shareholders.

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

     Since June 2004, the Company has renewed its search for an operating business or assets for acquisition. This search gained momentum in September 2004, due in part to the consummation of a significant investment in the Company by a strategic partner.
On September 14, 2004, the Company executed a Stock Purchase
Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 200,000,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of eachinstallment payment, will be calculated for each installment at the lesser of: (a) $0.0025 or
(b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one
Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has not yet designated its representative on the Board of Directors. At September 14, 2004, the Company had an aggregate of 152,553,778 shares of common stock outstanding on a fully-diluted basis. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of the date of this filing the Company has received a total of $53,788 from GCCC. The
Company has delivered 42,609,216 shares of common stock from escrow valued at an average price of $.00126 per share.
The balance of 157,390,784 shares remain in escrow. It is recognized that the Company will be required to issue additional shares to satisfy the terms of the SPA. Currently, the deficit in the number of shares held in escrow is 21,094,016. However, the Company effected a 500-for-one reverse stock split on November 19, 2004, thereby enabling the issuance of the additional shares.

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

      Pending the outcome of the due diligence and the audit, the Company believes that the acquisition of these assets would provide the basis required for listing on a national exchange.
To assist in achieving that goal, the Company is conducting a 500-for-one reverse split as approved by a majority of the holders of common stock by written consent. In accordance with the acquisition the Company's name will be changed to Vinoble, Inc.
to better reflect its new strategic direction. Both the name change and the reverse split are expected to become effective on November 19, 2004. Upon completion of the acquisition the Company will be relocated to the San Francisco Bay Area.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has an immediate need for capital. At September 30, 2004, the Company had only $8.00 in cash or cash equivalents; at
June 30, 2004, the Company had no cash or cash equivalents. The
Company realized $9,147 in net cash from operating activities during the three months ended September 30, 2004, compared
with $35,810 in net cash used by operating activities during the three months ended September 30, 2003. The cash provided by operating activities during the three months ended September 30, 2004 was largely due to a non-cash gain of $691,155 reflecting the issuance of stock for services, and $32,168 from the issuance of stock for a note
payable (including accrued interest).   This gain was offset by non-cash
adjustments of $90,415 from the return of stock to treasury as a result of a settlement with the Company's former chief executive officer and from the write-off of the balance owed for a related party payable in the amount of $415. Other changes affecting net cash used by operating activities at September 30, 2004 included prepaid expenses of $274,736, deferred acquisition costs of $126,601, accrued liabilities to related parties of $48,899, and accounts payable and accrued liabilities of $14,372, offset by accrued interest of $525. The cash utilized in operating activities during the three months ended September 30, 2003 primarily reflected non-cash adjustments of $122,500 for the issuance of common stock for services. Cash changes included accounts payable and accrued liabilities of $89,886 and prepaid expenses of $5,801, offset by related party payables of $17,382 and other assets of $1,603.

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

     On September 14, 2004, the Company executed the SPA with GCCC.
The SPA calls for the issuance by the Company of an aggregate of 200,000,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 200,000,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $0.0025 or
(b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending
June 30, 2005. GCCC has not yet designated its representative on the Board of Directors. At September 14, 2004, the Company had an aggregate of 152,553,778 shares of common stock outstanding on a fully-diluted basis. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities
Exchange Act of 1934. As of the date of this filing the Company has received a total of $53,788 from GCCC. The Company has delivered 42,609,216 shares of common stock from escrow valued at an average price of $.00126 per share.
The balance of 157,390,784 shares remain in escrow. It is recognized that the Company will be required to issue additional shares to satisfy the terms of the agreement. Currently, the deficit in the number of shares held in escrow is 21,094,016. However, the Company effected a 500-for-one reverse stock split on November 19, 2004, thereby enabling the issuance of the additional shares.

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

As of the date of this filing the Company has received a total of $53,788 from GCCC. The Company has delivered 42,609,216 shares of common stock from escrow valued at an average price of $.00126 per share.
The balance of 157,390,784 shares remain in escrow. It is recognized that the Company will be required to issue additional shares to satisfy the terms of the agreement. Currently, the deficit in the number of shares held in escrow is 21,094,016. However, the Company effected a 500-for-one reverse stock split on November 19, 2004, thereby enabling the issuance of the additional shares. The issuance was made in reliance upon Section 4(2) of the Securities Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.


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


ITEM 5.  OTHER INFORMATION.

     Not applicable.


ITEM 6.  EXHIBITS.


     Exhibit No.         Description
     ----------                  ----------------
     2.1 Stock Purchase Agreement by and between Ohana Enterprises, Inc. and GarcyCo Capital Corp. Dated September 14, 2004 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 17, 2004).

    31.01                    Certification Pursuant to Exchange Act
                             Rules 13a-15(e) and 15d-15(c)

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