Form 10QSB
period 2004-12-31
VINOBLE INC.
filed 2005-02-22
CIK 30966

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

           Quarterly report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                                December 31, 2004


          Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

                        Commission file number: 001-07894

                   VINOBLE, INC. (FKA OHANA ENTERPRISES, INC.)
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                       95-2312900
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

   23852 Pacific Coast Hwy, #167                            90265
(Address of Principal Executive Offices)                 (Zip Code)

                                 (310) 456-3199
              (Registrant's telephone number, including area code)




  Check whether the issuer: (1) filed all the reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.

                                    Yes _X_ No __

         The number of outstanding shares of the issuer's common stock,
            $0.001 par value, as of February 14, 2005 was 17,405,000.
                 The Company effected a 500 for 1 reverse split
                   of its common shares on November 19, 2004.
                 All share numbers in this Report on Form 10QSB
                         have been adjusted accordingly.

       Transitional Small Business Disclosure Format (Check one): Yes __ No _X_

                                  VINOBLE, INC.

                                      INDEX

PART I  -  FINANCIAL INFORMATION                                           F-1

ITEM 1.    FINANCIAL STATEMENTS                                            F-1
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              1
ITEM 3.    CONTROLS AND PROCEDURES                                          12

PART II -  OTHER INFORMATION                                                12

ITEM 1.    LEGAL
PROCEEDINGS                                                                 12
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                        12
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                  13
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13
ITEM 5.    OTHER INFORMATION                                                13
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 13

SIGNATURES                                                                  13

CERTIFICATIONS


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a) Condensed Financial Statements

                                                                                   Page
                                                                                   ----

    Condensed Balance Sheets (Unaudited) as of June 30 and December 31, 2004        F-1

    Condensed Statements of Operations (Unaudited) For the Three and Six Months     F-2
    Ended December 31, 2003 and 2004, and from Inception (July 1, 2001) to
    December 31, 2004

    Condensed Statements of Cash Flows (Unaudited) For the Six Months Ended         F-3
    December 31, 2003 and 2004, and from Inception (July 1, 2001) to December
    31, 2004

    Notes to Condensed Financial Statements                                         F-4




                                  Vinoble, Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                                                                            June 30,           December 31,
                                                                                              2004                2004
                                                                                        ----------------      -------------
                                                                                                                 (Unaudited)
CURRENT ASSETS

      Cash                                                                              $              -      $           -
      Prepaid expenses                                                                           302,582            391,667
      Deferred acquisition cost                                                                        -            235,246
      Other assets                                                                                   384                384
                                                                                        ----------------      -------------


TOTAL ASSETS                                                                            $        302,966      $     627,297
                                                                                        ================      =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

        Accounts payable and accrued liabilities                                        $        191,650      $     224,577
        Accrued liabilities - related parties                                                    148,367             26,455
        Bank overdraft                                                                                14                 57
        Notes payable with accrued interest                                                       41,926                  -
        Note payable with accrued interest - Interactive Ideas Consulting Group                  161,192            167,645
                                                                                        ----------------      -------------

                            Total Current Liabilities                                            543,149            404,934
                                                                                        ----------------       -------------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, $0.001 par value, 10,000,000 shares authorized
           Issued and outstanding: nil
        Common stock, $0.001 par value, 400,000,000 shares authorized; 150,571 and 4,405,000 shares respectively, issued and
           outstanding                                                                               151              4,405
        Additional paid-in capital                                                             4,224,665          6,268,700
        Stock subscription receivable                                                                  -           (446,200)
        Treasury stock, 1,620 shares                                                                   -               (810)
        Accumulated deficit                                                                   (4,464,999         (5,617,532)
                                                                                        ----------------      -------------

                            Total Stockholders' Equity (Deficit)                                (240,183)           222,363
                                                                                        ----------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $        302,966      $     627,297
                                                                                        ================      =============

   The accompanying notes are an integral part of these financial statements.

                                      F-1




                                  Vinoble, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations

                                                                                 From Inception
                                  Three Months Ended       Six Months Ended      (July 1, 2001)
                                      December 31,           December 31,        to December 31,
                                   2003        2004        2003         2004           2004
                                ---------   ---------   ----------  -----------   ------------
                               (Unaudited) (Unaudited)  (Unaudited) (Unaudited)    (Unaudited)


General and administrative
  expenses                      $ 158,158   $ 989,456   $  360,346  $ 1,235,542   $  5,124,708
                                ----------  ---------   ----------  -----------   ------------

Loss from operations             (158,158)   (989,456)    (360,346)  (1,235,542)    (5,124,708)
                                ----------  ---------   ----------  -----------   ------------
Other income and expenses
   Gain from extinguishments of
     debt                               -           -            -            -         83,000
   Gain from settlement of
     lawsuit                            -           -            -       90,415         90,415
   Interest expense                     -      (3,398)           -       (7,406)       (11,300)
                                ---------   ---------   ----------  -----------   ------------
Net Loss from continuing
 operations                      (158,158)   (992,854)    (340,346)  (1,152,533)    (4,962,592)
after other income:

Discontinued operations
   Loss on operations of Visual
   Interviews, Inc., less
   applicable taxes                (3,506)          -      (65,624)           -       (381,916)

   Loss on disposal of Visual
   Interviews, Inc., less
   applicable taxes                     -           -            -            -        (73,025)
                                ---------   ---------   ----------  -----------   ------------
                                 (161,664)   (992,854)    (425,969)  (1,152,533)    (5,417,533)
Provision for loss on related
 parties notes receivable               -           -            -            -       (200,000)
                                ---------   ---------   ----------  -----------   ------------

Net loss                        $(161,664)  $(992,854)  $ (425,969) $(1,152,533)  $ (5,617,533)
                                =========   =========   ==========  ===========   ============

Basic weighted average
  number of common
  shares outstanding               45,727   1,345,843       37,406      713,226
                                =========   =========   ==========  ===========

Net loss per common
  share Basic                   $   (3.54)  $   (0.74)  $   (11.39) $     (1.62)
                                =========   =========   ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                                       F-2



                                  Vinoble, Inc.
                          (A Development Stage Company)
                        Condensed Statements of Cashflows


                                                                                 From Inception
                                                                                 (July 1, 2001)
                                                      Six Months Ended            to December
                                                         December 31,                 31,
                                                    2003              2004           2004
                                                 -----------      ------------   ------------
                                                         (Unaudited)              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                 $  (425,969)     $ (1,152,533)  $(5,617,533)
        Adjustments to reconcile net loss to net
          provided by operating activities
        Non-cash adjustments:
             Effect of merger                              -                 -       (27,717)
             Provision for loss on receivable
               received in merger                          -                 -       200,000
             Issuance of stock for services          651,025         1,407,306     5,378,838
             Gain from extinguishments of debt             -                 -       (83,000)
             Gain from settlement of lawsuit               -           (90,415)      (90,415)
             Issuance of stock for Accrued
              liabilities - related parties                -           175,034       175,034
             Issuance of stock for Notes payable
              with accrued interest                        -            42,371        42,371
             Issuance of stock for Subscription
              receivable                                   -            13,184        13,184
        Changes in:
             Accounts receivable                        (491)                -          (384)
             Prepaid expenses                       (309,272)          (89,084)     (311,666)
             Deferred cost of acquisition                  -          (235,246)     (235,246)
             Accounts payable and accrued
              liabilities                             47,430            32,925       228,470
             Accrued liabilities - related
              parties                                (26,714)         (121,912)       26,455
             Accrued Interest                              -             3,752         3,752
                                                 -----------      ------------   ------------


                  NET CASH USED BY OPERATING
                     ACTIVITIES                      (63,991)          (14,618)     (297,857)
                                                 -----------      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Bank overdraft                                     -                57            57
        Payment received on subscription
         receivable                                   40,000            53,800       132,902
        Offering costs                                     -                 -        (3,102)
        Notes payable                                      -           (39,225)      160,000
        Proceeds from sale of common stock                 -                 -       125,000
        Payment on Note payable - Hudson
         Consulting                                        -                 -      (117,000)
                                                 -----------      ------------   -----------

                  NET CASH PROVIDED BY FINANCING
                     ACTIVITIES                       40,000            14,632       297,857
                                                 -----------      ------------   -----------

NET CHANGE IN CASH                                   (23,991)               14             -

Cash, beginning of period                             25,190               (14)            -
                                                 -----------      ------------   -----------


Cash, end of period                              $     1,199      $          -   $         -
                                                 ===========      ============   ===========

SUPPLEMENAL SCHEDULE OF NON-CASH INVESTING
        ACTIVITIES:

             Issuance of common stock for
              services                           $   254,961      $    828,681
                                                 ===========      ============

            Issuance of common stock for
             prepaid services                    $   396,064      $    577,500
                                                 ===========      ============


   The accompanying notes are an integral part of these financial statements.

                                       F-3

                                  Vinoble, Inc.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements


1. ORGANIZATION AND BUSINESS

Vinoble, Inc. ("Vinoble" or the "Company"), a Delaware corporation, is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30.

The Company has focused efforts on identifying and evaluating business opportunities for acquisition or merger to provide long-term growth for its shareholders. Vinoble has entered into non-binding agreements for the acquisition of certain businesses and assets that would provide assets and operations to Vinoble. The Company is pursuing acquisitions of businesses or assets to create a comprehensive security company doing business in the Security Services and Homeland Security sectors. On December 29, 2004, Vinoble entered into non-binding agreements for the acquisition of Secure Enterprises Software, Inc. ("SES"), Inc. and the acquisition of 100% of the assets of MSI.
(See Note 7: SUBSEQUENT EVENTS).

SES is a consulting firm offering a full suite of information security services ranging from IT-based security assessments and penetration testing to policy development and secure architecture design. As part of its compliance programs, SES utilizes its information security lifecycle methodology to provide professional security consulting services aimed at helping its clients comply with Health Insurance Portability and Accountability Act (HIPAA), Gramm-Leech-Biley (GLB), SB-1386, Government Information Security Reform Act (GIRSA), Sarbanes-Oxley and other legislative enactments.

SES sells its products and services through a channel partners program and a direct sales effort. SES' largest channel partner is Verizon, who has over 800 sales representatives selling information security services to their nationwide client base. SES also has other smaller channel partners: Sobel, The Steel Foundation, Baker Street Associates, and Vytek.

MSI is an established 29 year old business located in Stony Brook, New York, which offers physical security services in the retail sector of the security business. The company offers a range of services designed to protect clients' physical infrastructure, property and personnel. MSI has been providing protective services to the Estee Lauder family for over 29 years.

Consummation of the SES and MSI acquisitions is dependent on several factors, including but not limited to the satisfactory completion of due diligence, and the negotiation of definitive acquisition agreements. There can be no assurance that either acquisition will be consummated successfully.

                                  Vinoble, Inc.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements


1. ORGANIZATION AND BUSINESS (Continued)

On December 29, 2004, Vinoble entered into a nonbinding MOU with Millennium Protective Services, to assist Vinoble and MSI in its relocation plans. However, the Company has made no progress with Millennium to reach a definitive agreement nor does it believe that an agreement can be made at this time. Unless both parties reach a mutual understanding for relocation and management services of MSI on behalf of Vinoble, Vinoble will continue its efforts to find a new corporate and operational facility in or near the New York City area.

Vinoble is continuing its due diligence on another acquisition candidate, which is not a security related company. The business is a leader in a niche market and has the potential to contribute significant asset value to Vinoble. Vinoble intends to continue to seek and identify opportunities that will enhance the Company's strategy.

There can be no assurance that the results of the due diligence will be satisfactory or that the acquisitions will be consummated, or that if consummated, the businesses will be successfully integrated into the Company's operations.

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been derived from the accounts of Vinoble, Inc. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited interim financial statements for the three and six month periods ended December 31, 2004, are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and six months ended December 31, 2004 are not necessarily indicative of the results of operations for the full year ending June 30, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

                                  Vinoble, Inc.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements


3. DEFERRED ACQUISITION COST

As of December 31, 2004, the Company has accumulated $235,246 in acquisition costs. The amount includes costs paid to consultants for services provided and to be provided in relation to the acquisition and inspection fees. The Company issued, and the consultants agreed to accept in lieu of cash, an aggregate of 453,882 shares of common stock, par $.001, on a post-split basis as payment for these services. Additionally, the Company has paid $4,145 in cash for inspection fees in connection with one of the acquisitions.

4. RELATED PARTY PAYABLES

As of December 31, 2004, the Company owes a total of $26,455 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $10,000 owed to Isaac Simmons and Kathyrn A. Christmann, parents of Catherine Thompson, as reimbursement for legal fees paid in the litigation against Hudson Consulting Group, Inc.

Additionally, Vinoble agreed to reimburse Ms. Thompson for out of pocket expenses incurred on behalf of Vinoble since inception in the amount of $27,952.03. Ms. Thompson agreed to accept and was issued 163,985 shares of restricted common stock, par $.001, on a post-split basis, as payment. The remaining balance of $16,455 is owed to Ms. Thompson for out of pocket expenses for the period of July 1, 2004 - December 31, 2004.

Per the consulting contract dated August 23, 2004, Ms. Catherine Thompson was to be paid $110,000 in Company common stock as consideration for her services as CFO during the period of April 1, 2003 - March 31, 2004. Ms. Thompson agreed to defer the issuance of the restricted shares relating to $36,300 of the compensation. During the quarter ended December 31, 2004, Ms. Thompson was issued 121,000 shares of Vinoble common stock, par $.001, on a post-split basis, at a value of $ .30 per share. The issuance of those shares reduced the balance of Accrued liabilities-related parties by $36,300 during this quarter.

5. NOTES PAYABLE WITH ACCRUED INTEREST

The Company obtained financing in the form of a line-of-credit for an amount up to $15,000, which matured on September 30, 2004. Interest accrued at 12% per annum and was payable on or before maturity. Per the agreement, the Company, at its discretion, elected to settle the line-of-credit with the issuance of restricted common stock at a discount of 30% to the average bid price for the last 10 days prior to conversion. The outstanding balance on the line-of-credit, including interest payable, at November 20, 2004, the date of conversion, was $10,203. The Note was converted into 170,054 shares of restricted common stock, par $ .001, on December 14, 2004.


6. SUBSCRIPTION RECEIVABLES

On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock, post-split, to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As of December 31, 2004, the Company had received $50,000 of the first installment due on October 15, 2004 and $3,800 to be applied to the next installment of

                                  Vinoble, Inc.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements

6. SUBSCRIPTION RECEIVABLES (Continued)

$50,000 due on March 31, 2005. Upon payment of the installments, the Company delivered to GCCC 85,257 shares in aggregate from the 400,000 held in escrow. Per the terms of the agreement, the aforementioned issuance caused a deficit in the escrow account of 42,226 shares. GCCC requested that the additional shares be issued to be held in the escrow account in order to maintain the value established by the agreement. Post-split, an additional 42,226 shares of restricted common stock, par $ .001, were issued on December 14, 2004 and are being held in escrow.

7. SUBSEQUENT EVENTS

On February 11, 2005, Vinoble entered into an Agreement and Plan of Reorganization with GarcyCo Capital Corp. (GCCC) which will facilitate the Company's acquisition plan. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's Common Stock which will be used for the purposes of acquiring additional businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common Stock issued by Vinoble. Additionally, GCCC is to be issued 100 shares of non-revocable, Vinoble Series A Convertible Preferred Stock and 100 shares of non-revocable, Vinoble Series B Preferred Stock. The Series A Convertible Preferred Stock shall convert into 50.1% of Vinoble's Common Stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A Convertible Preferred Stock shall have one vote per share until said shares are retired at time of conversion. The Series B Convertible Preferred Stock shall convert into Common Stock at a ratio of 1 for
1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share of Series B Convertible Preferred Stock shall be entitled to 1,000,000 votes until such shares are converted into Common Stock.

Further, in relation to the Company's plan of reorganization, the Company appointed Mr. Joseph Lively as CEO and Thomas Welch as Vice-President of Operations and COO, effective February 11, 2005. Mr. Lively, a business executive and attorney, brings over 16 years experience analyzing and creatively solving both legal and business problems. Prior to private practice, Mr. Lively was president and COO of Alcohol Sensors International, Ltd. where he was recruited by the owner to turnaround the company as it was emerging from bankruptcy protection. Mr. Lively managed all operational aspects of the business including sales and marketing, product development, distribution, public and investor relations, budgeting, and human resources. Mr. Lively also was an associate member of the law firm Lysaght, Lysaght & Kramer, a 32 attorney general practice law firm. Prior to his career in the private sector, Mr. Lively was a Police Officer for the New York Police Department in Midtown Manhattan, New York City, New York.

Mr. Welch has over 22 years in the information systems and security business, seventeen of which he served as President and CEO of Welch and Welch Investigations, Inc., a security and investigation firm, licensed in New York and New Jersey. He is also presides over Secure Enterprise Software, Inc., an information security consultancy firm and WISE Learning Solutions, Inc., a security education company, specializing in eLearning solutions. He has also served as CIO and CSO of Paradigm4, a wireless systems integration company and was the lead designer of Public Safety related applications for SHL Systemhouse. Prior to his career in the private sector, Mr. Welch was a Crime Analyst for the City of Orange, New Jersey and a Public Safety Officer (cross-trained Police Officer and Firefighter) for the City of Coconut Creek, Florida. He attended Florida Atlantic University and has advanced training in computer crime investigations and computer forensics. Mr. Welch is a Certified Information System Security Professional (CISSP), Certified Protection Professional (CPP), Certified Information Systems Auditor (CISA), Certified Information Security Manager (CISM) and Certified Fraud Investigator (CFI). Mr. Welch is an author and frequent lecturer on computer security topics, including computer crime investigation and computer forensics.

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

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.

PLAN OF OPERATION

BACKGROUND

     The Company emerged from bankruptcy on August 21, 1999 as Erly Industries, Inc. On January 24, 2001, Erly Industries, Inc. changed its domicile from California to Delaware and changed its name to Torchmail Communications, Inc. On October 18, 2002, the Company consummated the acquisition of 100% of the outstanding common stock of Visual Interviews, Inc., a Nevada corporation ("VI") in exchange for the issuance of an aggregate of 18,769 shares of the Company's common stock on a post-split basis to the former VI shareholders.

     This acquisition resulted from the Company's efforts over a period of time to locate an existing business or business assets with which the Company could enter into a merger or acquisition. On December 10, 2002, the Company changed its name to Ohana Enterprises, Inc. in association with the change in control and acquisition of VI. Ohana Enterprises, Inc. was a holding company with no operations. VI was a wholly-owned subsidiary of the Company, and was the only operational business within the Company. However, the VI business plan required significant operating expenses in order to develop and expand its business model, its technology and its operations, as well as to respond to unanticipated competitive pressures. VI did not have a source of operating capital as it was still in the development stage. In October 2003, the Company suspended the development and operations of VI and began to pursue potential opportunities for acquisition or merger that would contribute an operating business to Ohana.

     After an extensive review and consideration of available opportunities, on April 1, 2004, the Company acquired 100% of the issued and outstanding common stock of RestauranTech ("RestauranTech") from its parent company, Interactive Ideas Consulting Group ("IICG"), in consideration for the issuance to IICG of an aggregate of 3,400 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). An additional 1,000 of Series A Preferred Stock was to be issued for services in connection with the acquisition. The Series A Preferred Stock was intended to be convertible into common stock at a ratio of 100 shares of common stock for every one share of Series A Preferred Stock. Neal Weisman, a shareholder of the Company, was the former president and a former shareholder of IICG. At April 1, 2004, the Company had an aggregate of 126,834 shares of common stock outstanding on a fully-diluted, post-split, basis. Therefore, if IICG had converted all of the Series A Preferred Stock issuable on that date, it would have owned and controlled 77.62% of the Company's fully-diluted common stock and 77.62% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934.

     Subsequent to the closing of the acquisition of RestauranTech, certain differences in strategic direction for the organization and other issues arose which caused the Company and IICG to mutually rescind the transaction on May 27, 2004. The Series A Preferred Stock had not been issued, and the Board of Directors rescinded the resolution authorizing its issuance. The Rescission Agreement required the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a

Convertible Promissory Note in the principal amount of $160,000 (the "Note"). The Note bears interest at the rate of 8% per annum and is due and payable in full on or before May 26, 2005. The Note requires that certain installment payments be made to IICG contingent upon the receipt of certain funding levels by the Company. If the Company receives $100,000 - $250,000 in funding during the term of the Note, the Company is required to pay 20% of those funds toward the amounts owing on the Note. If the Company receives $250,001 - $500,000 during the term of the Note, the Company is required to pay 25% of those funds toward the amounts owing on the Note. If the Company receives funding of an amount greater than $500,000, it is required to pay the full amount of principal and interest owing on the Note. The Note is convertible into the Company's common stock after January 2, 2005, at a conversion price equal to the closing bid price for the Company's common stock on the date prior to the date of notice of conversion. Conversion is automatic at maturity if IICG does not request conversion earlier and if there is no event of default. The shares would be issued as restricted common stock but would have piggy-back registration rights. To date, IICG has not elected to convert the Note.


Since June 2004, the Company has renewed its search for an operating business or assets for acquisition. This search gained momentum in September 2004, due in part to the consummation of a significant investment in the Company by a strategic partner. On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock, post-split, to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 15, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has designated Joseph Lively as its representative on the Board of Directors and his appointment became effective on February 11, 2005. At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of the date of this filing the Company has received a total of $53,800 from GCCC (including an advance of $3,800 towards the March 15th installment), and has delivered 85,257 shares of common stock from escrow valued at an average price of $0.63 per share. Per the terms of the agreement, the aforementioned issuance caused a deficit in the escrow account of 42,226 shares. GCCC requested that the additional shares be issued to be held in the escrow account in order to maintain the value established by the agreement. Post-split, an additional 42,226 shares of restricted common stock, par $ .001, were issued on December 14, 2004 and are being held in escrow. The total balance of 356,969 shares, post-split, is currently being held in escrow.

     The principals of GCCC are assisting in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. GCCC and Vinoble believe that the timing is right to capitalize on the dramatic growth in the security market by delivering highly valuable professional services, security products, security training and managed security services. The principals of GCCC have numerous contacts in this industry and as such, they have identified a number of acquisition targets to assist Vinoble in building a comprehensive security company.

As part of this strategy, the Company has entered into an Agreement and Plan of Reorganization with GCCC which will facilitate the Company's acquisition plan. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's common stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common stock issued by Vinoble. Additionally, GCCC is to be issued 100 shares of non-revocable, Vinoble Series A Convertible Preferred Stock and 100 shares of non-revocable, Vinoble Series B Preferred Stock. The Series A Convertible Preferred Stock shall convert into 50.1% of Vinoble's Common stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A Convertible Preferred Stock shall have one vote per share until said shares are retired at time of conversion. The Series B Convertible Preferred Stock shall convert into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share of Series B Convertible Preferred Stock shall be entitled to 1,000,000 votes until such shares are converted into Common Stock.

     Pursuant to the Plan or Reorganization, Vinoble has entered into non-binding Memoranda of Understanding ("MOU") with several potential acquisition candidates offering a diverse selection of services and assets for the security and homeland Security industry. A description of those candidates is offered below.

On December 29, 2004, Vinoble entered into a non-binding MOU with SES, a consulting firm offering a full suite of information security services ranging from IT-based security assessments and penetration testing to policy development and secure architecture design. As part of its compliance programs, SES utilizes its proven information security lifecycle methodology to provide professional security consulting services aimed at helping its clients comply with Health Insurance Portability and Accountability Act (HIPAA), Gramm-Leech-Biley (GLB), SB-1386, Government Information Security Reform Act (GIRSA), Sarbanes-Oxley and other legislative enactments. In 2003, SES received approximately $935,000 revenues. While fiscal year 2004 data is still being compiled, SES believes revenues to be near $600,000. With the added resources and exposure as a public company, SES anticipates that it could increase revenues in excess of 2003 levels.

     SES sells its products and services through a channels program and a direct sales effort. SES' largest channel partner is Verizon, who has over 800 sales representatives selling information security services to their nationwide client base. SES also has other smaller channel partners: Sobel, The Steel Foundation, Baker Street Associates, and Vytek.

     MSI is an established 29 year old business located in Stony Brook, New York, which offers physical security services in the retail sector of the security business. The company offers a range of services designed to protect clients' physical infrastructure, property and personnel. MSI has been providing protective services to the Estee Lauder family for over 29 years.

     MSI has approximately 100 employees and its offices never close. Supervisors are on duty 24 hours a day, ready to meet any emergency or handle any situation that requires their immediate attention. The 24-hour dispatch center provides support for all security operations, 24 hours a day, seven days a week. They are equipped with all necessary modern communications, such as two-way radios, computerized digital communications, and telephone and cellular telephone communications.

     Personnel employed by MSI must complete a detailed application and pass a thorough and complete background investigation. Employees are selected on the merits of their police, health and employment background, as well as their reputation and standing in the community. All employees must furnish a list of references to their personal character and will complete our rigid training requirements before reporting to duty.

     While MSI is currently located at 2350 Nesconset Highway, Stony Brook, New York 11790, the company is looking to relocate in or near New York City. On December 29, 2004, Vinoble entered into a non-binding MOU with Millennium Protective Services to assist Vinoble and MSI in its relocation plans. However, the company has made no progress with Millennium to reach a definitive agreement. Unless both parties reach a mutual understanding for relocation and management services of MSI on behalf of Vinoble, Vinoble will continue its efforts to find a new corporate and operational facility in or near the New York City area.

     In 2003, MSI received $1,118,000 of revenues from its clients. MSI is currently compiling its 2004 financial data, and MSI believes it to match its 2003 revenue figures. With the increase need for security, the Estee Lauder Companies has engaged MSI for additional services. The management of MSI anticipates 199,000 billable hours in 2005, which will provide MSI with approximately $2,375,000 in revenues from its contract with Estee Lauder. MSI anticipates gross profit margins to be at or near $388,000 and net profits to be approximately $210,000 for 2005. Estee Lauder required MSI to fulfill certain certification requirements prior to the aforementioned contract modification to be consummated. MSI anticipates these requirements and the execution of the new agreement with Estee Lauder to be completed by the end of this week. Vinoble cannot guarantee that either will occur.

     Further, in relation to the Company's plan of reorganization, the Company installed Mr. Joseph Lively as CEO and a Director, and Thomas Welch as Vice-President of Operations and COO effective February 11, 2005.

     Vinoble is continuing its due diligence on another acquisition candidate which is not a security related company. The business is a leader in a niche market and has the potential to contribute significant asset value to Vinoble. Vinoble intends to create subsidiaries for these acquisitions defined by the nature of services offered to maintain the directional focus of each entity. The Company anticipates that there will be significant opportunities for cross-marketing between the subsidiaries. Additionally, economies of scale should be achieved in areas of administration and marketing leading to increasing profitability. Vinoble intends to continue to seek and identify opportunities that will enhance the Company's strategy.

     Pending the outcome of the due diligence, the Company believes that the acquisition of these businesses and assets would provide the basis required for listing on a national exchange. To assist in achieving that goal, the Company effected a 500-for-one reverse split as approved by a majority of the holders of common stock by written consent. Concurrently, the Company changed its name from Ohana Enterprises, Inc. to Vinoble, Inc. Both the name change and the reverse split became effective on November 19, 2004.



     Consummation of the SES and MSI acquisition is dependent on several factors, including but not limited to the satisfactory completion of due diligence, and the negotiation of definitive acquisition agreements. There can be no assurance that the results of the due diligence will be satisfactory or that the acquisitions will be consummated, or that if consummated, the businesses will be successfully integrated into the Company's operations. In the event that the acquisitions do not materialize, the Company will continue to seek other opportunities. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.


RESULTS OF OPERATIONS

     Three and Six Months Ended December 31, 2004 Compared To Three and Six Months Ended December 31, 2003

     Revenues. The Company did not generate any revenue in the three-month or six-month periods ended December 31, 2004, and 2003, respectively. Since the cessation of all activities of VI in October 2003 due to the lack of operating capital, the Company's focus has been on the evaluation and selection of an existing business to effect a merger or acquisition. At June 30, 2004, the Company discontinued VI's operations and recognized a loss, less applicable taxes, of $73,025. The Company has entered into a non-binding Memorandum of Understanding to acquire revenue earning assets of an established 31 year old California business, including but not limited to inventory for resale. It is anticipated that due diligence and the audit will be completed in 2 to 3 months. Additionally, Vinoble has entered into four other non-binding MOUs to acquire assets and operating businesses in the security and homeland security sectors. It is anticipated that the earliest of these will be consummated, assuming completion of due diligence, in two to three months.

     General and Administrative Expenses. The Company incurred $989,456 in general and administrative expenses for the three months ended December 31, 2004, compared to $158,158 for the three months ended December 31, 2003. The Company incurred $1,235,542 in general and administrative expenses for the six months ended December 31, 2004, compared to $360,346 for the six months ended December 31, 2003. The increases in the three and six month periods of 2004 were due primarily to expenses incurred to facilitate the growth of Vinoble through acquisition and fundraising efforts.

     Included in general and administrative expense for the three months ended December 31, 2004 was $84,167 of expense related to the issuance of an aggregate of 330,506 shares of common stock, post-split, to consultants in lieu of cash compensation. In addition, $340,583 of expense was related to the prior issuance of 52,036 shares, post-split, for prepaid expenses. At December 31, 2004, the Company had no cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. For the six months ended December 31, 2004, an aggregate of 359,061 shares of common stock, on a post-split basis, were issued and expensed for similar non-cash compensation and 54,016 shares, post-split, were expensed for consulting services from prepaid services.

Also included in general and administrative expense was $485,444 related to the issuance of 1,788,645 shares to ongoing consultants for their services as part of the reorganization. Management anticipates using common stock in lieu of cash for compensation until cash generated from operations or other funding is received. There can be no assurances that cash or funding will be obtained.

    Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception as it has been a development stage company.

     Interest Expense. The Company recognized interest expense of $3,398 in the three months ended December 31, 2004, and $7,406 in the six months ended December 31, 2004, representing interest on borrowings during the period. No interest expense was incurred in the comparable periods in 2003.

     Loss on Operations of VI, less applicable income taxes. The Company realized a loss from VI's operations equal to $3,506 and $65,624 for the three and six months ended December 31, 2003, respectively. As the development and operations of VI were discontinued in the year ended June 30, 2004, no similar loss was incurred for the three or six months ended December 31, 2004.

     Net Loss. As a result of the foregoing factors, the Company's net loss increased to $992,854 for the three months ended December 31, 2004, compared to a net loss of $161,664 for the three months ended December 31, 2003. The Company's net loss for the six months ended December 31, 2004, increased to $1,152,533, compared to a net loss of $425,969 for the six months ended December 31, 2003. The net loss per share was $0.74 for the three month period ended December 31, 2004, a decrease from $3.54 for the three month period ended December 31, 2003. The net loss per share was $1.62 for the six month period ended December 31, 2004, a decrease from $11.39 for the six month period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has an immediate need for capital. At December 31, 2004, the Company had no cash or cash equivalents; nor did the Company have any cash or cash equivalents at June 30, 2004. The Company used $14,618 in net cash from operating activities during the six months ended December 31, 2004, compared with $63,991 in net cash used by operating activities during the six months ended December 31, 2003. The cash provided by operating activities during the six months ended December 31, 2004 was largely due to non-cash gains of $1,407,306 reflecting the issuance of stock for services and prepaid services, $175,034 for the issuance of stock to related parties for services and out-of pocket expenses incurred, and $42,371 from the issuance of stock for a note payable (including accrued interest). Stock was also issued to relieve the deficit in the stock subscription receivable to GCCC in the amount of $13,184. These gains were offset by non-cash adjustments of $90,415 from the return of stock to treasury as a result of a settlement with the Company's former chief executive officer and from the write-off of the balance owed for a related party payable in the amount of $415. Other changes affecting net cash used by operating activities at December 31, 2004, included prepaid expenses of $89,084, deferred acquisition costs of $235,246 and accrued liabilities to related parties of $121,912, offset by accounts payable and accrued liabilities of $32,925, and accrued interest of $3,752. The cash utilized in operating activities during the six months ended December 31, 2003 primarily reflected non-cash adjustments of $651,025 for the issuance of common stock for services. Cash changes included accounts payable and accrued liabilities of $47,430 offset by prepaid expenses of $309,272, and related party payables of $26,714 and other assets of $491.

     The Company did not utilize cash for investing activities during either of the six months ended December 31, 2004 or 2003. Financing activities provided $14,632 of cash during the six months ended December 31, 2004, consisting primarily of $53,800 in proceeds from the subscription receivable to GCCC offset by payments on notes payable of $39,225. During the six months ended December 31, 2003, financing activities provided $40,000 of cash to the Company, consisting of $40,000 received on a subscription receivable.

     The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $1,152,533 for the six months ended December 31, 2004. Since inception, the Company has incurred a net loss of $5,617,533. Primarily as a result of these recurring losses, Vinoble's independent certified public accountants modified their report on the June 30, 2004 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

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

     On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 15, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has designated Joseph Lively as its representative on the Board of Directors and his appointment became effective on February 11, 2005. At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of the date of this filing the Company has received a total of $53,800 from GCCC (including an advance of $3,800 towards the March 15th installment). The Company has delivered 85,257 shares of common stock from escrow valued at an average price of $0.63 per share. Per the terms of the agreement, the aforementioned issuance caused a deficit in the escrow account of 42,226 shares. GCCC requested that the additional shares be issued to be held in the escrow account in order to maintain the value established by the agreement. Post-split, an additional 42,226 shares of restricted common stock, par $ .001, were issued on December 14, 2004 and are being held in escrow. The total balance of 356,969 shares are held in escrow.

     The principals of GCCC are assisting in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. GCCC and Vinoble believe that the timing is right to capitalize on the dramatic growth in the security market by delivering highly valuable professional services, security products, security training and managed security services. The principals of GCCC have numerous contacts in this industry and as such, they have identified a number of acquisition targets to assist Vinoble in building a comprehensive security company.

     As part of this strategy, the Company has entered into an Agreement and Plan of Reorganization with GCCC which will facilitate the Company's acquisition plan. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's common stock which will be used for the purposes of acquiring certain businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common stock issued by Vinoble. Additionally, GCCC is to be issued 100 shares of non-revocable,

Vinoble Series A Convertible Preferred Stock and 100 shares of non-revocable, Vinoble Series B Preferred Stock. The Series A Convertible Preferred Stock shall convert into 50.1% of Common stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A Convertible Preferred Stock shall have one vote per share until said shares are retired at time of conversion. The Series B Convertible Preferred stock shall convert into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share shall be entitled to 1,000,000 votes until such shares are converted into Common Stock.

     Pursuant to the Plan or Reorganization, Vinoble has entered into non-binding Memoranda of Understanding ("MOU") with several potential acquisition candidates offering a diverse selection of services and assets for the security and homeland security industry. A description of those candidates is offered below.

     On December 29, 2004, Vinoble entered into a non-binding MOU with SES, a consulting firm offering a full suite of information security services ranging from IT-based security assessments and penetration testing to policy development and secure architecture design. As part of its compliance programs, SES utilizes its proven information security lifecycle methodology to provide professional security consulting services aimed at helping its clients comply with Health Insurance Portability and Accountability Act (HIPAA), Gramm-Leech-Biley (GLB), SB-1386, Government Information Security Reform Act (GIRSA), Sarbanes-Oxley and other legislative enactments.

     MSI is an established 29 year old business located in Stony Brook, New York, which offers physical security services in the retail sector of the security business. The company offers a range of services designed to protect clients' physical infrastructure, property and personnel.

     Further, in relation to the Company's plan of reorganization, the Company appointed Mr. Joseph Lively as CEO and a Director, and Thomas Welch as Vice-President of Operations and COO, effective February 11, 2005.

     Vinoble is continuing its due diligence on another acquisition candidate which is not a security related company. The business is a leader in a niche market and has the potential to contribute significant asset value to Vinoble. Vinoble intends to create subsidiaries for these acquisitions defined by the nature of services offered to maintain the directional focus of each entity. The Company anticipates that there will be significant opportunities for cross-marketing between the subsidiaries. Additionally, economies of scale should be achieved in areas of administration and marketing leading to increasing profitability. Vinoble intends to continue to seek and identify opportunities that will enhance the Company's strategy.

     Pending the outcome of the due diligence, the Company believes that the acquisition of these businesses and assets would provide the basis required for listing on a national exchange. To assist in achieving that goal, the Company effected a 500-for-one reverse split as approved by a majority of the holders of common stock by written consent. Concurrently, the Company changed its name from Ohana Enterprises, Inc. to Vinoble, Inc. Both the name change and the reverse split became effective on November 19, 2004.

     Consummation of the SES and MSI acquisitions is dependent on several factors, including but not limited to the satisfactory completion of due diligence, and the negotiation of definitive acquisition agreements. There can be no assurance that the results of the due diligence will be satisfactory or that the acquisitions will be consummated, or that if consummated, the businesses will be successfully integrated into the Company's operations. In the event that the acquisitions do not materialize, the Company will continue to seek other opportunities. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.


RISKS AND UNCERTAINTIES

     The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATING TO VINOBLE'S BUSINESS

     VINOBLE NEEDS SIGNIFICANT ADDITIONAL CAPITAL. The Company currently has no income producing operations or assets and may have limited access to additional capital. At December 31, 2004, the Company had no cash or cash equivalents. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's common stock. As described above, on September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock on a post-split basis to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 15, 2005. The Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.

     VINOBLE HAS ONLY A LIMITED OPERATING HISTORY. The Company has only a limited operating history upon which can be based an evaluation of its prospects. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to enter into a merger or acquisition with another business entity. There can be no assurance that the Company will be able to identify a qualified candidate or that the resulting business combination will be successful. Further, there can be no assurance that the acquisition / merger candidate will have a more extensive operating history than the Company. To address these risks and uncertainties, the Company must, among other things, analyze the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firm's business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. There can be no assurance that Vinoble will successfully address these challenges.

     THE COMPANY HAS A HISTORY OF LOSSES, AND ITS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT DATED OCTOBER 11, 2004, INCLUDES AN EXPLANATORY PARAGRAPH RELATING TO SUBSTANTIAL DOUBT AS TO VINOBLE'S ABILITY TO CONTINUE AS A GOING CONCERN. Since the Company's inception in 2001, it has incurred substantial losses from operations, resulting primarily from costs related to development of its technology and building its infrastructure. Because Vinoble has discontinued development and operations of its Visual Interviews subsidiary due to lack of capital and in order to pursue acquisition of an operational business entity, management expects to incur net losses for the foreseeable future for administrative costs. If the Company is unable to identify and execute a merger or acquisition transaction within a reasonable amount of time or if the business combination is unsuccessful, Vinoble's losses will be significantly greater. The Company may never achieve profitability. Primarily as a result of these recurring losses, Vinoble's independent certified public accountants modified their report on the June 30, 2004 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

At this time, the Company does not have a source of operating capital and has limited assets. As a result, Vinoble will attempt to raise additional capital through public or private debt or the sale of equity and/or debt securities. However, there can be no assurance that additional financing will be available on terms favorable to Vinoble, or that additional financing will be available at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to attract a favorable candidate for merger or acquisition or be able to continue to maintain cost of compliance with SEC reporting requirements. Such inability could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

     VINOBLE IS SEEKING AN OPERATING BUSINESS OR ASSETS TO ACQUIRE; THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL FIND A VIABLE BUSINESS OR SUCCESSFULLY CONSUMMATE AN ACQUISITION. Vinoble is seeking an operating business or assets to acquire. Although it has identified certain acquisition candidates, the Company has no binding commitments to enter into or acquire a specific business opportunity. There can be no assurance that the Company will successfully locate a viable business or consummate an acquisition. Any business or assets that the Company acquires will have certain risks; however, as no specific business has been identified the Company cannot determine or disclose specific risks of a particular business or industry into which it may enter. The type of business acquired may be one that desires to avoid undertaking its own public offering and the accompanying expense, delay, uncertainty and federal and state regulatory requirements protecting investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Any business opportunity acquired may be currently unprofitable or present other risks. An acquisition will most likely be highly illiquid and could result in a total loss to the Company and its stockholders.

     THE COMPANY MAY BE UNABLE TO CONDUCT EXTENSIVE DUE DILIGENCE ON AN ACQUISITION CANDIDATE. Vinoble has limited funds and only one full-time manager, thus making it impracticable to conduct a complete investigation and analysis of business opportunities before the Company commits its capital or other resources thereto. Therefore, management decisions will likely be made without detailed feasibility studies, independent analysis or other extensive due diligence which they would conduct with more funding and other resources. The Company will depend to a great extent upon information provided by the promoter, owner, sponsor or others associated with the business opportunity seeking the Company's participation. The Company generally will require audited financial statements from companies that it proposes to acquire. Where such audited financial statements are unavailable, the Company will have to rely upon unaudited financial information received from target companies which has not been verified by outside auditors. The lack of independent verification which audited financial statements would provide increases the risk that the Company, in evaluating an acquisition with the target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

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

     AN ACQUISITION MIGHT BE HIGHLY LEVERAGED AND EXPOSE VINOBLE TO ADDITIONAL LOSSES. There is a possibility that any acquisition of a business by the Company might be financed by the Company's borrowing against the assets of the business to be acquired or against the business' future revenues or profits. This leverage could increase the Company's exposure to larger losses. A business acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Vinoble's failure to make payments on the debt incurred to purchase the business could result in the loss of all of the assets acquired. There can be no assurance that any business acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

     VINOBLE MAY EXPERIENCE INTEGRATION ISSUES. The Company's strategy to grow by acquisition could fail due to the inability to integrate the acquired company or companies with Vinoble. The integration of two or more companies is an expensive and timely process and, as such, failure would be a burden to the Company's cash requirements and would significantly increase the Company's net operating loss. Should Vinoble invest its time and resources into an acquisition that is unable to integrate with the Company, management's time may be diverted from operational activities and other opportunities.

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

PRODUCTS AND SERVICES IN THE SECURITY / HOMELAND SECURITY INDUSTRY MAY BE SUBJECT TO GOVERNMENTAL REGULATION. Should Vinoble acquire businesses in the Security / Homeland security industry, it may be required to comply with state and foreign jurisdictions which could impose or may have regulations or licensing requirements on the sale of use our products and services. The process of obtaining regulatory approval could be lengthy and be very costly, if approval can be obtained at all. If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets. If we are unable to obtain regulatory approvals or meet the requirements in select key markets at all or in a timely manner, we will not be able to grow as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our strategy. We intend to work diligently to assure compliance with all applicable regulations that impact our business. We can give you no assurance, however, that we will be able to obtain regulatory approval for all of our products. We also cannot assure you that additional regulations will not be enacted in the future that would be costly or difficult to satisfy.

WE WILL FACE INTENSE COMPETITION FROM COMPETITORS THAT HAVE GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES. THESE COMPETITIVE FORCES MAY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS. The market for security products and services is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and price competition. There are no substantial barriers to entry, and we expect that competition will be intense and may increase. Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, better name recognition and more established relationships in the industry. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs. We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

     THE COMPANY'S OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER. Due to the suspension of all development of VI's technology and the change in the Company's primary business, the Company's quarterly operating results will be difficult to predict and may fluctuate significantly from quarter to quarter. Consequently, the market price of Vinoble's securities has been, and can be expected to continue to be, highly volatile. Factors such as announcements by the Company or others of technological innovations, new commercial products, regulatory approvals or proprietary rights developments and competitive developments all may have a significant impact on the Company's future business prospects and market price of its securities.


RISKS RELATED TO VINOBLE'S STOCK

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

     Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose his/her investment. The Company's common stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell Vinoble's securities, and may adversely affect the ability of holders of the common stock to resell their shares in the secondary market. In addition, according to the SEC, the market for "penny stocks" has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the stock by one or a few broker-dealers whom are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers after prices have been manipulated to a desired level, along with the resulting collapse of those prices and investor losses. The Company's management is aware of the abuses that have occurred historically in the "penny stock" market.

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

Management believes it is important to communicate expectations to the Company's stockholders. There may be events in the future, however, that management is not able to predict accurately or over which it has no control. The risk factors listed in this section, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in forward- looking statements. The occurrence of any of the events described in these risk factors and elsewhere in this quarterly report could have a material and adverse effect on Vinoble's business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of its common stock could decline.


ITEM 3.  CONTROLS AND PROCEDURES

     On February 11, 2005, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

            Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 15, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has designated Joseph Lively as its representative on the Board of Directors and his appointment became effective on February 11, 2005. At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of the date of this filing the Company has received a total 12 of $53,800 from GCCC. The Company has delivered 85,257 shares of common stock from escrow valued at an average price of $0.63 per share. Per the terms of the agreement, the aforementioned issuance caused a deficit in the escrow account of 42,226 shares. GCCC requested that the additional shares be issued to be held in the escrow account in order to maintain the value established by the agreement. Post-split, an additional 42,226 shares of restricted common stock, par $ .001, were issued on December 14, 2004 and are being held in escrow. The total balance of 356,969 shares are held in escrow. The issuance was made in reliance upon
Section 4(2) of the Securities Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

ITEM 5.  OTHER INFORMATION.

  Not applicable.


ITEM 6.  EXHIBITS.


   Exhibit No.        Description
   ----------         -----------
  31.01 Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(c)
  31.02 Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(c)
  32.01         Certification of Chief Executive Officer Pursuant to Section 906
  32.02         Certification of Chief Financial Officer Pursuant to Section 906


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

  Dated: February 22, 2005

  VINOBLE, INC.

  /s/ Joseph Lively
  -------------------------
  Joseph Lively
    Chief Executive Officer

And


/s/ Catherine Thompson
---------------------------
 Catherine Thompson
    Chief Financial Officer