Form 10QSB
period 2005-03-31
VINOBLE INC.
filed 2005-05-23
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of
the Securities Exchange Act of 1934 for
the quarterly period ended March 31, 2005

Transition report under Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission file number: 001-07894

          VINOBLE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2312900
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

23852 Pacific Coast Hwy, #167, Malibu CA 90265
(Address of Principal Executive Offices)

(310) 456-3199
(Registrant's telephone number, including area code)

        Check whether the issuer: (1) filed all the reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No __

        The number of outstanding shares of the issuer's common stock, $0.001 par value, as of May 5, 2005 was 23,185,000.

        Transitional Small Business Disclosure Format (Check one): Yes __ No   X

Vinoble, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	June 30,	March 31,
	2004	2005
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$67
Prepaid Assets	302,582	213,333
Deferred acquisition cost	-	235,246
Other Assets	384	384

Total Current Assets	302,966	449,030

TOTAL ASSETS	$302,966	$449,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$191,650	$224,508
Accrued liabilities - related parties	148,367	45,031
Bank overdraft	14	-
Notes payable with accrued interest	41,926	-
Notes payable with accrued interest - Interactive Ideas Consulting Group	161,192	170,801

Total Current Liabilities	543,149	440,340

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 10,000,000 shares authorized
Series A Preferred Stock, nil and 100 shares issued and outstanding, respectively	-	-
Series B Preferred Stock, nil and 100 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value, 400,000,000 shares
authorized; 150,571 and 20,005,000 shares respectively, issued and outstanding	151	20,005
Additional paid-in capital	4,224,665	18,168,712
Stock subscription receivable	-	(418,931)
Common stock held in escrow	-	(5,000,000)
Treasury stock, 1,620 shares	-	(810)
Accumulated deficit	(4,464,999)	(12,760,286)

Total Stockholders' Equity (Deficit)	(240,183)	8,690

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$302,966	$449,030

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)

Condensed Statements of Operations

					From
					Inception
	Three Months Ended		Nine Months Ended		(July 1, 2001)
	March 31,		March 31,		to March 31,
	2004	2005	2004	2005	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$ 1,274,426	$ 7,139,597	$ 1700,395	$ 8,375,139	$12,264,305

Loss from operations	(1,274,426)	(7,139,597)	(1,700,395)	(8,375,139)	(12,264,305)

Other income and expenses
Gain from extinguishments of debt	83,000	-	83,000	-	83,000

Gain from settlement of lawsuit	-	-	-	90,415	90,415

Interest expense	-	(3,156)	-	(10,562)	(14,455)

Net Loss from continuing
operations after other income	(1,191,426)	(7,142,753)	(1,617,395)	(8,295,286)	(12,105,345)

Discontinued operations
Loss on operations of Visual
Interviews, Inc., less applicable taxes	-	-	-	-	(381,916)

Loss on disposal of Visual
Interviews, Inc., less applicable taxes	-	-	-	-	(73,025)

	(1,191,426)	(7,142,753)	(1,617,395)	(8,295,286)	(12,560,286)

Provision for loss on related
parties notes receivable	-	-	-	-	(200,000)

Net Loss	$(1,191,426)	$(7,142,753)	$(1,617,395)	$(8,295,286)	$(12,760,286)

Basic weighted average number
of common shares outstanding	86,714	12,337,222	41,562	4,607,467

Net Loss per common share, Basic	$ (13.74)	$ (0.58)	$ (38.92)	$ (1.80)

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows
			From Inception
	Nine Months Ended		July 1, 2001
	March 31,		to March 31,
2004		2005	2005
(Unaudited)		(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,617,395)	$(8,295,286)	$(12,760,286)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash adjustments:
Effect of merger	-	-	(27,717)
Provision for loss on receivable received in merger	-	-	200,000
Issuance of stock for services	3,533,894	2,807,306	6,778,838
Gain from extinguishments of debt	(83,000)	-	(83,000)
Gain from settlement of lawsuit	-	(90,415)	(90,415)
Issuance of stock for Accrued liabilities - related-parties	-	175,034	175,034
Issuance of stock for Notes payable with accrued interest	-	42,371	42,371
Issuance of stock for Subscription receivable	-	13,184	13,184
Issuance of stock for Cost of inducement	-	5,515,613	5,515,613
Changes in:
Accounts receivable	(416)	-	(384)
Prepaid expenses	(1,998,779)	89,249	(133,333)
Deferred cost of acquisition	-	(235,246)	(235,246)
Accounts payable and accrued liabilities	58,753	32,856	228,401
Accrued liabilities - related parties	17,595	(103,337)	45,030
Accrued interest	-	6,908	6,908
NET CASH USED IN OPERATING ACTIVITIES	(89,348)	(41,763)	(325,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	293	(14)	-
Payment received on subscription receivable	51,740	81,069	160,171
Offering costs	-	-	(3,102)
Notes payable	29,125	(39,225)	160,000
Proceeds from sale of common stock	100,000	-	125,000
Payment on Note payable - Hudson Consulting Group, Inc.	(117,000)	-	(117,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,158	41,830	325,069

NET CHANGE IN CASH	(25,190)	67	67

Cash, beginning of period	25,190	-	-

Cash, end of period	$0	$67	$67

Table continued, page F-4

Nine Months Ended
March 31,
2004	2005
(Unaudited)	(Unaudited)

SUPPLEMENTAL SCHEDULE OF NON- CASH INVESTING ACTIVITIES:

Issuance of common stock for services	$1,166,610	$2,106,473
Issuance of common stock for prepaid services	$2,002,704	$700,833
Issuance of preferred stock for cost of inducement	$-	$5,515,613

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)

Notes to Unaudited Financial Statements

1. ORGANIZATION AND BUSINESS

Vinoble, Inc. ("Vinoble" or the "Company"), a Delaware corporation, is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30.

The Company has focused efforts on identifying and evaluating business opportunities for acquisition or merger to provide long-term growth for its shareholders and to meet its objective of attaining a listing on a national exchange. To assist in achieving that goal, the Company effected a 500-for-one reverse split as approved by a majority of the holders of common stock by written consent. Concurrently, the Company changed its name from Ohana Enterprises, Inc. to Vinoble, Inc. Both the name change and the reverse split became effective on November 19, 2004. All share numbers and values have been retroactively restated for purposes of comparison.

The Company's strategy is targeted at the homeland security, security information systems, and other security services. As part of this strategy, the Company has entered into an Agreement and Plan of Reorganization ("Agreement") with GarcyCo Capital Corp. ("GCCC") which will facilitate the Company's acquisition plan. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's common stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common stock issued by Vinoble. Additionally, GCCC is to be issued 100 shares of non-revocable, Vinoble Series A Convertible Preferred Stock and 100 shares of non-revocable, Vinoble Series B Preferred Stock. The Series A Convertible Preferred Stock shall convert into 50.1% of Vinoble's Common stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A Convertible Preferred Stock shall have one vote per share until said shares are retired at time of conversion. The Series B Convertible Preferred Stock shall convert into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share of Series B Convertible Preferred Stock shall be entitled to 1,000,000 votes until such shares are convened into Common Stock.

On December 29, 2004, Vinoble entered into non-binding agreements for the acquisitions of 100% of the assets of 21st Sentry Monitoring Systems, Inc. ("Sentry"), Inc. and 100% of the assets of MSI. Although management discussions are ongoing, no definitive agreements have been made as of the date of this filing. Vinoble is exploring other relationship structures with Sentry and MSI as an alternate path toward acquisition.

Sentry supports traditional fire and burglar alarm systems in residential and commercial environments, and has developed relationships with more than 200 alarm installer/dealers that bring new clients to the central station every month. With more than five years of operation in the industry and steady annual growth, the company currently maintains a client base of more than 19,000 customers nationwide. In an effort to offer a more comprehensive suite of security services and create new cross-sell opportunities within Sentry's existing client base, Vinoble intends to expand the operations of Sentry to include mobile alarm sensors, GPS (Global Positioning Systems) and RFID (Radio Frequency Identification) asset tracking services, CCTV (Closed Circuit Television) and other forms of data feeds.

MSI is an established 29-year old business located in Stony Brook, New York, which offers physical security services in the retail sector of the security business. The company offers a range of services designed to protect clients' physical infrastructure, property and personnel.

Consummation of the Sentry and MSI acquisitions is dependent on several factors, including but not limited to the satisfactory completion of due diligence, and the negotiation of definitive acquisition agreements. There can be no assurance that either acquisition will be consummated successfully. While management is engaged in ongoing discussions regarding its relationships with each Sentry and MSI, there can be no assurance that any such relationship will be agreed upon to the satisfactory terms of both parties.

Joseph Lively became Chief Executive Officer of Vinoble on February 11, 2005.  However, Mr. Lively has subsequently resigned from that position to alleviate some of the financial burden to the Company (See Note 8 - Subsequent Events).  Thomas Welch declined his appointment as Chief Operating Officer which was also to be effective on February 11, 2005. The Company had previously entered into non-binding Memoranda of Understanding to acquire Secure Enterprise Solutions, Inc., WISE Learning Solutions, Inc. and Welch & Welch Investigations, Inc., each of which is owned Mr. Thomas Welch. Consequently, the Company and Mr. Welch will not seek definitive agreements for those acquisitions.

Vinoble is continuing its efforts and has identified and begun initial discussions with management of two businesses in the Wireless Asset Tracking sub-sector of Homeland Security. These companies possess existing technologies that may provide certain components in the asset tracking and management of customer mobile and non-mobile assets. Vinoble intends to license and purchase specific application technology and assets to provide end-to-end solutions for the tracking, management, and monitoring of both mobile and non-mobile assets. The Company anticipates the need for the convergence and use of

Vinoble, Inc.
(A Development Stage Company)

Notes to Unaudited Financial Statements

1. ORGANIZATION AND BUSINESS (Continued from F-5)

Radio Frequency Identification ("RFID"), Satellite Communications such as Global Positioning Systems ("GPS") and other technologies such as Biometrics as a solution for safeguarding physical and human assets.

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

In the opinion of management, the unaudited interim financial statements for the three and nine month periods ended March 31, 2005, are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year ending June 30, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3. DEFERRED COST OF ACQUISITION

As of March 31, 2005, the Company has accumulated $235,246 in acquisition costs. The amount includes costs paid to consultants for services provided and to be provided in relation to the acquisition and inspection fees. The Company issued, and the consultants agreed to accept in lieu of cash, an aggregate of 453,882 shares of common stock, par $.001, on a post-split basis as payment for these services. Additionally, the Company has paid $4,145 in cash for inspection fees in connection with one of the acquisitions.

Vinoble, Inc.
(A Development Stage Company)

Notes to Unaudited Financial Statements

4. RELATED PARTY PAYABLES

As of March 31, 2005, the Company owes a total of $45,031 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $10,000 owed to Isaac Simmons and Kathyrn A. Christmann, parents of Catherine Thompson, the Company's Chief Financial Officer, as reimbursement for legal fees paid in the litigation against Hudson Consulting Group, Inc. and $14,167 owed to Joseph Lively, the Company's Chief Executive Officer, for his compensation for the month of March.

Additionally, Vinoble agreed to reimburse Ms. Thompson and Mr. Lively for out of pocket expenses incurred on behalf of Vinoble. Currently, the Company owes an aggregate $ 20,864 for such expenses, including $17,869 to Ms. Thompson and $2,995 to Mr. Lively.

5. PREFERRED STOCK

The Company has 10,000,000 shares of $.001 par value Preferred Stock authorized. Pursuant to the Agreement with GCCC, the Company issued 100 shares of non-revocable, Series A Convertible Preferred Stock ("Series A") and 100 shares of non-revocable, Series B Convertible Preferred Stock ("Series B") on February 11, 2005. The Series A shall convert into 50.1% of Vinoble's Common stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A shall have one vote per share until said shares are retired at time of conversion. The Series B shall convert into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share of Series B shall be entitled to 1,000,000 votes until such shares are converted into Common Stock.  The Certificates of Determination for the Series A and Series B are being prepared and will be filed with the State of Delaware.

Both the Series A and Series B issuances are valued as if converted on the effective date of the Agreement, February 11, 2005. On that date the Company had 17,405,000 shares of common stock issued and outstanding, valued at $5,493,563. Conversion of the Series A to equate to 50.1% of the total issued and outstanding Common stock would require the issuance of 17,474,760 shares for a total of 34,879,760 shares of Common stock issued and outstanding. The value of the 17,464,760 shares at the average price per share of $.32 on February 11, 2005, is $5,515,581. Similarly, the 100 shares of Series B converts 1 for 1 to 100 shares of Common stock valued at $32. The par value of the Preferred stock for each Series A and Series B is $.001 and, therefore, for 100 shares, the value is negligible for purposes of financial statement presentation. The balance of $5,515,580.90 and $31.90 is included in Additional paid in capital.

6. ESCROWED SHARES

In accordance with the Agreement, the Company issued 12,500,000 shares of Common stock in the name of GCCC for the purposes of acquiring businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common stock issued by Vinoble. The shares were valued at $.40 for an aggregate value of $5,000,000 and are held in escrow to be paid out as required to execute the acquisitions.

7. SUBSCRIPTION RECEIVABLES

On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock, post-split, to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As of December 31, 2004, the Company had received $50,000 of the first installment due on October 15, 2004 and $3,800 to be applied to the next installment of $50,000 due on March 31, 2005. Upon payment of the installments, the Company delivered to GCCC 85,257 shares in aggregate from the 400,000 held in escrow. Per the terms of the agreement, the aforementioned issuance caused a deficit in the escrow account of 42,226 shares. GCCC requested that the additional shares be issued to be held in the escrow account in order to maintain the value established by the agreement. The additional 42,226 shares of restricted common stock, par $ .001, were issued on December 14, 2004 and are being held in escrow. As of March 31, 2005, the Company had received $31,069 toward the $50,000 installment due on that date.

Vinoble, Inc.
(A Development Stage Company)

Notes to Unaudited Financial Statements

8. SUBSEQUENT EVENTS

As of the date of this filing the Company has received a total of $90,969 from GarcyCo Capital Corp. The Company has delivered 286,485 shares of common stock from escrow valued at an average price of $.32 per share. The balance of 70,484 shares remain in escrow.  In accordance with the terms of the Stock Purchase Agreement with GCCC, the purchase price per share of the 400,000 shares, and therefore the number of shares to be delivered at the time of each installment payment, is to be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment.  The Company's stock price has not exceeded $1.25 and, therefore, it is recognized that the Company will be required to issue additional shares to satisfy the terms of the agreement. The number of shares in deficit is 213, 709 calculated using method (b) as previously described.

On May 13, 2005, the Company received the written resignation of Joseph Lively from his position as President and CEO in the interests of alleviating some of the financial burden to the Company.  Mr. Lively has agreed to remain a consultant to the Company and will continue to work with the Company on its acquisition strategy.  The Company will not endeavor to seek a new CEO immediately but may do so as it becomes necessary should Mr. Lively not accept the position.  In the interim, Catherine Thompson, the Company's Chief Financial Officer, will assume the duties of CEO.  At this time it is unknown as to whether Mr. Lively will participate as a Director or if GCCC will designate a new representative for the Board of Directors of Vinoble.

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

        After an extensive review and consideration of available opportunities, on April 1, 2004, the Company acquired 100% of the issued and outstanding common stock of RestauranTech ("RestauranTech") from its parent company, Interactive Ideas Consulting Group ("IICG"), in consideration for the issuance to IICG of an aggregate of 3,400 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). An additional 1,000 shares of Series A Preferred Stock was to be issued for services in connection with the acquisition. The Series A Preferred Stock was intended to be convertible into common stock at a ratio of 100 shares of common stock for every one share of Series A Preferred Stock. Neal Weisman, a shareholder of the Company, was the former president and a former shareholder of IICG. At April 1, 2004, the Company had an aggregate of 126,834 shares of common stock outstanding on a fully-diluted, post-split, basis. Therefore, if IICG had converted all of the Series A Preferred Stock issuable on that date, it would have owned and controlled 77.62% of the Company's fully-diluted common stock and 77.62% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934.

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

        Since June 2004, the Company has renewed its search for an operating business or assets for acquisition. This search gained momentum in September 2004, due in part to the consummation of a significant investment in the Company by a strategic partner. On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock, post-split, to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 31, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has designated Joseph Lively as its representative on the Board of Directors, however, Mr. Lively has not yet accepted the position, and it is unknown at this time as to whether Mr. Lively will participate as a Director or if GCCC will designate a new representative for the Board of Directors of Vinoble.

        At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of the date of this filing the Company has received a total of $90,969 from GCCC and has delivered 286,485 shares of common stock from escrow valued at an average price of $0.32 per share. On December 14, 2004, an additional 42,226 shares of restricted common stock were issued to be held in the escrow account in order to maintain the value established by the agreement. As of the date of this filing, the total balance of 70,484 shares is currently being held in escrow and the remaining deficit in the escrow account is 213,709 shares, as calculated using method (b) described above.

        The principals of GCCC are assisting in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. GCCC and Vinoble believe that the timing is right to capitalize on the dramatic growth in the security market by delivering highly valuable professional services, security products, security training and managed security services. The principals of GCCC have numerous contacts in this industry and as such, they have identified a number of acquisition targets to assist Vinoble in its Homeland Security roll-up strategy.

        The Company has focused efforts on identifying and evaluating business opportunities for acquisition or merger to meet its objective of attaining a listing on a national exchange. To assist in achieving that goal, the Company effected a 500-for-one reverse split as approved by a majority of the holders of common stock by written consent. Concurrently, the Company changed its name from Ohana Enterprises, Inc. to Vinoble, Inc. Both the name change and the reverse split became effective on November 19, 2004.

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

        Both the Series A and Series B issuances are valued as if converted on the effective date of the Agreement, February 11, 2005. On that date the Company had 17,405,000 shares of common stock issued and outstanding, valued at $5,493,563. Conversion of the Series A to equate to 50.1% of the total issued and outstanding Common stock would require the issuance of 17,474,760 shares for a total of 34,879,760 shares of Common stock issued and outstanding. The value of the 17,464,760 shares at the average price per share of $.32 on February 11, 2005, is $5,515,581. Similarly, the 100 shares of Series B converts 1 for 1 to 100 shares of Common stock valued at $32. The par value of the Preferred stock for each Series A and Series B is $.001 and, therefore, for 100 shares, the value is negligible for purposes of financial statement presentation. The balance of $5,515,580.90 and $31.90 is included in Additional paid in capital.

        Further, in relation to the Company's plan of reorganization, the Company engaged Mr. Joseph Lively as CEO effective February 11, 2005.  Mr. Lively subsequently resigned from his position as President and CEO on May 13, 2005, in the interests of alleviating some of the financial burden to the Company.  He has agreed to remain a consultant to the Company and will continue to work with the Company on its acquisition strategy.  The Company will not endeavor to seek a new CEO immediately but may do so as it becomes necessary should Mr. Lively not accept the position.  In the interim, Catherine Thompson, the Company's Chief Financial Officer, will assume the duties of CEO.  Mr. Lively has also been designated as GarcyCo's representative on Vinoble's Board of Directors, however, he has not yet accepted that position.

        Thomas Welch declined his appointment as Chief Operating Officer which was also to be effective on February 11, 2005. The Company had previously entered into non-binding Memoranda of Understanding to acquire Secure Enterprise Solutions, Inc., WISE Learning Solutions, Inc. and Welch & Welch Investigations, Inc., each of which is owned Mr. Thomas Welch. Consequently, the Company and Mr. Welch will not seek definitive agreements for those acquisitions.

        Pursuant to the Plan of Reorganization, Vinoble had entered into non-binding Memoranda of  Understanding ("MOU") with other potential acquisition candidates offering a diverse selection of services and assets for the Security and Homeland Security industries.

        On December 29, 2004, Vinoble entered into non-binding agreements for the acquisitions of 100% of the assets of 21st Sentry Monitoring Systems, Inc. ("Sentry"), Inc., a company supporting traditional fire and burglar alarm systems in residential and commercial environments, and 100% of the assets of MSI, an established 29-year old business located in Stony Brook, New York, which offers physical security services in the retail sector of the security business. The company offers a range of services designed to protect clients' physical infrastructure, property and personnel. Although management discussions are ongoing, no definitive agreements have been made as of the date of this filing. Vinoble is exploring other relationship structures with Sentry and MSI as an alternate path toward acquisition.

        Vinoble is continuing its efforts and has identified and begun initial discussions with management of two businesses in the Wireless Asset Tracking sub-sector of Homeland Security. These companies possess existing technologies that may provide certain components in the asset tracking and management of customer mobile and non-mobile assets. Vinoble intends to license and purchase specific application technology and assets to provide end-to-end solutions for the tracking, management, and monitoring of both mobile and non-mobile assets. The Company anticipates the need for the convergence and use of Radio Frequency Identification ("RFID"), Satellite Communications such as Global Positioning Systems ("GPS") and other technologies such as Biometrics as a solution for safeguarding physical and human assets.

        One such application would allow for the secure transport and delivery of hazardous materials. Vinoble believes there is an opportunity to offer secure access control systems that combine RFID and biometrics to positively identify both vehicles and drivers as they attempt to enter or leave a facility. Additionally, these technologies could provide the client with improved efficiency by tracking and managing their fleet and assets from a desktop or PDA. Clients would be able to directly communicate with their drivers thus significantly enhancing the security of critical cargo. GPS capability would allow the client to track and monitor the transport including speed, direction, latitude and longitude. With up to the minute information about the location and status of mobile assets, clients would be able to make timely decisions that can enhance profitability and the security of assets and employees.

        Similarly, RFID Mobile Location technology would allow tracking and monitoring for corporate, executive and personal safety. RFID Mobile Location technology contains unique verification numbers that cannot be reproduced and can be used to provide subscriber provided personal related information. Unlike other forms of identification it cannot be stolen, lost or counterfeited. About the size of a grain of rice, this technology can be either imbedded or threaded into clothing; or it can be implanted just under the skin via quick outpatient procedure. This technology could provide an added level of safety and security from the threat of terrorist or criminal activity such as kidnapping. Conversely, law enforcement officials could require the use of such technology as a condition for parole, either limiting travel or admittance to certain locations that may become dangerous or harmful to potential past or future victims.

        The Company has not yet entered into any agreements regarding these technologies but with the expertise and contacts of Joe Lively and GCCC is continuing to seek and evaluate businesses and technologies for the development, convergence and deployment of technologies that can provide the basis for wireless asset tracking of mobile and non-mobile assets. Given the projected growth of the industry, Vinoble believes that numerous opportunities will exist for the development of such technologies and applications.

        Vinoble is continuing its due diligence on another acquisition candidate which is not a security related company. The business is a leader in a niche market and has the potential to contribute significant asset value to Vinoble.

        Consummation of any acquisition is dependent on several factors, including but not limited to the satisfactory completion of due diligence, and the negotiation of definitive acquisition agreements. There can be no assurance that the results of the due diligence will be satisfactory or that the acquisitions will be consummated, or that if consummated, the businesses will be successfully integrated into the Company's operations. In the event that the acquisitions do not materialize, the Company will continue to seek other opportunities. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2005 Compared To Three and Nine Months Ended March 31, 2004

        Revenues. The Company did not generate any revenue in the three-month or nine-month periods ended March 31, 2005, and 2004, respectively. Since the cessation of all activities of VI in October 2003 due to the lack of operating capital, the Company's focus has been on the evaluation and selection of an existing business to effect a merger or acquisition. At June 30, 2004, the Company discontinued VI's operations and recognized a loss, less applicable taxes, of $73,025. The Company has entered into several non-binding Memoranda of Understanding to acquire certain businesses and revenue earning assets. Additionally, Vinoble is also in discussions with two other businesses which have existing technologies that may provide the Company certain components for asset tracking and management of customer mobile and non-mobile assets. However, as of the date of this filing, no definitive agreements have been reached and there can be no assurance that any of these acquisitions will be consummated.

        General and Administrative Expenses. The Company incurred $7,139,597 in general and administrative expenses for the three months ended March 31, 2005, compared to $1,274,426 for the three months ended March 31, 2004. The Company incurred $8,375,139 in general and administrative expenses for the nine months ended March 31, 2005, compared to $1,700,395 for the nine months ended March 31, 2004. The increases in the three and nine month periods of 2005 were due primarily to expenses incurred to facilitate the growth of Vinoble through acquisition and fundraising efforts.  In the quarter ended March 31, 2005, the Company expensed the value of the preferred stock issuances to GCCC in the amount of $5,515,613, valued using the effective date of the Agreement, February 11, 2005, as the date of conversion.  Also included in general and administrative expense for the three months ended March 31, 2005 was $1,276,667 of expense related to the issuance of an aggregate of 2,802,300 shares of common stock to consultants in lieu of cash compensation. In addition, $301,667 of expense was related to the prior issuance of 518,642 shares, for prepaid expenses. At March 31, 2005, the Company had virtually no cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. For the nine months ended March 31, 2005, an aggregate of 3,161,361 shares of common stock were issued and expensed for similar non-cash compensation and 572,658 shares were expensed for consulting services from prepaid services.

        Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception as it has been a development stage company.

        Interest Expense. The Company recognized interest expense of $3,156 in the three months ended March 31, 2005, and $10,562 in the nine months ended March 31, 2005, representing interest on borrowings during the period. No interest expense was incurred in the comparable periods in 2003.

        Loss on Operations of VI, less applicable income taxes. As the development and operations of VI ceased in October 2003 and were discontinued in the year ended June 30, 2004, there were no losses from the operations of IV for the three- and nine months ended March 31, 2004, or for the comparative periods ended March 31, 2005.

        Net Loss. As a result of the foregoing factors, the Company's net loss increased to $7,142,753 for the three months ended March 31, 2005, compared to a net loss of $1,191,426 for the three months ended March 31, 2004. The Company's net loss for the nine months March 31, 2005, increased to

$8,375,139, compared to a net loss of $1,617,395 for the nine months ended March 31, 2004. The net loss per share was $0.58 for the three-month period ended March 31, 2005, a decrease from $13.74 for the three-month period ended March 31, 2004. The net loss per share was $1.80 for the nine-month period ended March 31, 2005, a decrease from $37.12 for the nine month period ended March 31, 2004. The significant decrease in the net loss per share for the three- and nine-month periods ended March 31, 2005 as compared to the respective periods ended March 31, 2004 is attributed to the adjusted number of shares outstanding as a result of the Company's 500 for 1 reverse split effected on November 19, 2004.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has an immediate need for capital. At March 31, 2005, the Company had only $67 in cash; the Company had no cash or cash equivalents at June 30, 2004. The Company used $41,673 in net cash from operating activities during the nine months ended March 31, 2005, compared with $89,348 in net cash used by operating activities during the nine months ended March 31, 2004. The cash provided by operating activities during the nine months ended March 31, 2005 was largely due to non-cash gains of $2,807,306 reflecting the issuance of stock for services and prepaid services, $175,034 for the issuance of stock to related parties for services and out-of pocket expenses incurred, and $42,371 from the issuance of stock for a note payable (including accrued interest). Stock was also issued to relieve the deficit in the stock subscription receivable to GCCC in the amount of $13,184. These gains were offset by non-cash adjustments of $90,415 from the return of stock to treasury as a result of a settlement with the Company's former chief executive officer and from the write-off of the balance owed for a related party payable in the amount of $415, and $5,515,613 related to the preferred stock issued to GCCC per the Plan of Agreement for Reorganization. Other changes affecting net cash used by operating activities at March 31, 2005, included an increase in deferred cost of acquisitions in the amount of $235,246 and a decrease in accrued liabilities to related parties of $103,337 offset by decreases in prepaid expenses of $89,249 and increases in accounts payable and accrued liabilities of $32,856 and in accrued interest of $6,908. The cash utilized in operating activities during the nine months ended March 31, 2004 primarily reflected non-cash adjustments of $3,533,894 for the issuance of common stock for services offset by an $83,000 gain resulting from the extinguishment of debt as a result of the settlement with Hudson Consulting Group. Cash changes included increases in accounts receivable of $416 and prepaid expenses in the amount of $1,998,779 offset by increases in accounts payable and accrued liabilities of $58,753 and related party payables of $17,595.

        The Company did not utilize cash for investing activities during either of the nine months ended March 31, 2005 or 2004. Financing activities provided $41,830 of net cash during the nine months ended March 31, 2005, consisting primarily of $81,069 in proceeds from the subscription receivable to GCCC offset by payments on notes payable of $39,225. During the nine months ended March 31, 2004, financing activities provided $64,158 of net cash to the Company, consisting of $100,000 from the exercise of an option to purchase 10,000,000 shares of restricted common stock for $.01 per share, $51,740 received on a subscription receivable and $29,125 received on a note payable, offset by $117,000 used to settle the litigation with the Hudson Consulting Group.  An $83,000 gain was realized on the settlement.

        The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $8,295,286 for the nine months ended March 31, 2005. Since inception, the Company has incurred a net loss of $12,760,286. Primarily as a result of these recurring losses, Vinoble's independent certified public accountants modified their report on the June 30, 2004 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

        On May 27, 2004, the Company and IICG mutually rescinded the acquisition of RestauranTech. The Rescission Agreement required the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible Promissory Note in the principal amount of $160,000 (the "Note"). The Note bears interest at the rate of 8% per annum and is due and payable in full on or before May 26, 2005. The Note requires that certain installment payments be made to IICG contingent upon the receipt of certain funding levels by the Company. If the Company receives $100,000 - $250,000 in funding during the term of the Note, the Company is required to pay 20% of those funds toward the amounts owing on the Note. If the Company receives $250,001 - $500,000 during the term of the Note, the Company is required to pay 25% of those funds toward the amounts owing on the Note. If the Company receives funding of an amount greater than $500,000, it is required to pay the full amount of principal and interest owing on the Note. The Note is convertible into the Company's common stock after January 2, 2005, at a conversion price equal to the closing bid price for the Company's common stock on the date prior to the date of notice of conversion. Conversion is automatic at maturity if IICG does not request conversion earlier and if there is no event of default. The shares would be issued as restricted common stock but would have piggy-back registration rights. As of the date of this filing, IICG has not requested the conversion of the note.

        On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 15, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has designated Joseph Lively as its representative on the Board of Directors, however, he has not yet accepted that position. At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of the date of this filing the Company has received a total of $90,969 from GCCC and has delivered 286,485 shares of common stock from escrow valued at an average price of $0.32 per share. On December 14, 2004, an additional 42,226 shares of restricted common stock were issued to be held in the escrow account in order to maintain the value established by the agreement. As of the date of this filing, the total balance of 70,484, shares is currently being held in escrow and the remaining deficit in the escrow account is 213,709 shares.

        The principals of GCCC are assisting in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. GCCC and Vinoble believe that the timing is right to capitalize on the dramatic growth in the security industry. The principals of GCCC have numerous contacts in this industry and as such, they have identified a number of acquisition targets to assist Vinoble in its Homeland Security roll-up strategy.

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

        Pursuant to the Plan or Reorganization, Vinoble entered into non-binding Memoranda of Understanding ("MOU") with several potential acquisition candidates offering a diverse selection of services and assets for the security and homeland Security industry.

        Vinoble is continuing its due diligence on another acquisition candidate which is not a security related company. The business is a leader in a niche market and has the potential to contribute significant asset value to Vinoble.

        As of the date of this filing, there have been no definitive agreements for any acquisitions. Consummation of any acquisition is dependent on several factors, including but not limited to the satisfactory completion of due diligence, and the negotiation of definitive acquisition agreements. There can be no assurance that the results of the due diligence will be satisfactory or that the acquisitions will be consummated, or that if consummated, the businesses will be successfully integrated into the Company's operations. In the event that the acquisitions do not materialize, the Company will continue to seek other opportunities. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

RISKS AND UNCERTAINTIES

        The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATING TO VINOBLE'S BUSINESS

        VINOBLE NEEDS SIGNIFICANT ADDITIONAL CAPITAL. The Company currently has no income producing operations or assets and may have limited access to additional capital. At March 31, 2005, the Company had no cash or cash equivalents. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's common stock. As described above, on September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock on a post-split basis to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 31, 2005. The Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 3. CONTROLS AND PROCEDURES

        On May 13, 2005, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Interim Chief Executive Officer and Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION ITEM

1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 15, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending June 30, 2005. GCCC has designated Joseph Lively as its representative on the Board of Directors, however, he has not yet accepted that position. At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of the date of this filing, the total balance of 70,484, shares is currently being held in escrow and the remaining deficit in the escrow account is 213,709 shares.

        During the period ended March 31, 2005, the Company issued 2,802,300 shares of common stock to consultants in lieu of cash for services rendered and 297,700 shares of common stock for services to be rendered pursuant to Section 4(2) and to be subsequently registered under Section 8 of the Securities Act of 1933.

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