Form 10KSB
period 2005-06-30
VINOBLE INC.
filed 2005-10-13
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER 001-07894

--------------------------

VINOBLE, INC.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(Exact name of registrant as specified in its charter)

Delaware -------------------------------	95-2312900 ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23852 Pacific Coast Highway, #167, Malibu, CA 90265
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(Address of principal executive office) (Zip Code)

(310) 456-3199
------------------------------
(Issuer's telephone number)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK,

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	Over-the-Counter Bulletin Board

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]       No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,377,200.

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 20, 2005 was 38,581,798.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). N/A.

Transitional Small Business Disclosure Format (Check One): Yes [   ]       No [ X ]

TABLE OF CONTENTS

PART I	PAGE

Item 1.	Description of Business	1
Item 2.	Description of Property	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

PART III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

As used in this Annual Report on Form 10-KSB, the terms "Company" or "Vinoble" refer to Vinoble, Inc., a Delaware corporation, and its predecessors, Ohana Enterprises, Inc. (“Ohana”), a Delaware corporation, and its subsidiary Visual Interviews (“VI”), a Nevada corporation, and Torchmail Communications, Inc. ("Torchmail"), a Delaware corporation, unless the context indicates otherwise.

The Company emerged from bankruptcy on August 21, 1999 as Erly Industries, Inc. ("Erly"). Erly's business plan at that time was to acquire operations through an acquisition or merger, or to begin its own start-up business. On March 22, 2000, Erly's Board of Directors sold a controlling interest in its common stock (18,476 shares) to Hudson Consulting Group, Inc. ("Hudson"), a Nevada corporation and subsidiary of Axia Group, Inc., a public company, for $120,000 in cash.

On January 24, 2001, Erly merged with Torchmail. In the merger, shareholders of Erly received one share of Torchmail common stock for every 100 shares of Erly common stock owned. Following a reverse stock split, the Company had a total of 300 shares issued and outstanding. On June 15, 2001, the Company issued 1,000 shares of common stock to Hudson for services rendered in preparing financial statements and also to pay for expenses previously paid by Hudson on the Company's behalf. From and after the Torchmail merger, the Company continued to pursue the acquisition of an existing business or business assets.

On March 17, 2002, the Company effected a 5 for 1 forward stock split.

VI was incorporated in Nevada to provide services and products within the market segment of human resource professional services and outsourcing. On October 18, 2002, certain shareholders of VI (the "Purchasers") purchased an aggregate of 5,824 shares of the Company's common stock, or 79.8% of all then-issued and outstanding common stock, from Hudson. The stock was purchased for consideration of $300,000; one-third of this was paid in cash and the balance in a $200,000 note payable to Hudson (the "Note Payable"). The Note Payable required a payment of $100,000 on or before the 120th day following the closing of the stock purchase, and an additional $100,000 payment on or before the 180th day following the closing.

On October 18, 2002, the Company acquired 100% of the outstanding common stock of VI in exchange for the issuance of an aggregate of 18,769 shares of the Company's common stock to the former VI shareholders. As part of the consideration for the acquisition, the Company assumed the obligations of the Purchasers to Hudson pursuant to the Note Payable. Payment of the Note Payable was secured by a Stock Pledge Agreement for two-thirds of the shares transferred to Purchasers and two-thirds of the shares issued to the VI shareholders (including the Purchasers) in the acquisition of VI.

After the acquisition of VI, the former VI shareholders owned an aggregate of 24,393 shares, or 93.39%, of the Company's common stock. All but one of the Company's Directors resigned upon the closing of the acquisition, and four VI directors and shareholders, Catherine Thompson (who also served as VI's Chief Financial Officer), Gerard Nolan (who also served as VI's Chief Executive Officer), David Cronshaw and Michael Avatar, were elected to serve on the Company's Board of Directors. Mr. Nolan was also appointed as President and Chief Executive Officer of the Company, and each of the executive officers of VI was appointed as an executive officer of the Company.

On January 16, 2003, the Company notified Hudson of the Company's intent to offset payments due to Hudson under the Note Payable, due to certain alleged misrepresentations and omissions made by Hudson in the original Hudson stock purchase agreement. On March 17, 2003, Hudson filed a Verified Complaint in the Third Judicial District Court in and for Salt Lake County, Utah (Case No. 030905949) (the "Action") against the Company and the Purchasers, alleging claims of breach of contract and breach of implied covenant of good faith and fair dealing in the failure to pay sums due under the Hudson stock purchase agreement, and seeking damages of not less than $200,000. On June 5, 2003, the Company and the Purchasers filed an Answer, Counterclaim and Third Party Complaint against Hudson denying Hudson's allegations, setting forth several affirmative defenses and alleging claims for fraud, negligent misrepresentation and violations of Utah and federal securities laws. The Action was settled by Hudson, the Company and all Purchasers except for Gerard Nolan on February 20, 2004. As part of the settlement, the Company paid Hudson the sum of $117,000, and Hudson released the stock pledged under the Stock Pledge Agreement. Both parties signed a mutual general release, and neither Hudson nor the Company admitted or denied any of the claims or allegations contained in the Action or otherwise.

On September 2, 2003, Gerard Nolan was relieved of his duties as President and CEO of the Company and VI. The Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Mr. Nolan on March 19, 2004 alleging breach of fiduciary duty, fraud and deceit and conversion, and the Company was seeking damages. On September 22, 2004, the Company and Mr. Nolan executed a settlement agreement and general release, and Mr. Nolan assigned to the Company all rights and ownership to an aggregate of 1,620 shares of Vinoble common stock previously issued to him and registered pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”).

In October 2003, due to a shortage of capital, the Company suspended all development of the VI technology and products. The discontinued operations of VI were written off and the loss accounted for as of June 30, 2004. The Company continued to pursue potential opportunities for acquisition or merger that would contribute an operating business within a reasonably foreseeable time.

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

In conjunction with the acquisition of RestauranTech, the Company appointed Brett Martin to serve as its President and CEO. The Company and Mr. Martin entered into a consulting agreement for a term beginning on April 1, 2004 and ending on June 30, 2004. In consideration for his services, Mr. Martin received an aggregate of 5,600 shares of the Company's common stock, valued at $196,000. In addition, pursuant to the terms of a second consulting agreement, the Company issued an aggregate of 2,800 shares of common stock, valued at $98,000, for Mr. Martin's participation in public relations, investor relations, fundraising and other financial activities of the Company. The Company also appointed Neal Weisman to serve as Chief Operations Officer, and entered into a consulting agreement with Mr. Weisman for a term beginning on April 1, 2004 and ending on June 30, 2004. In consideration for his services, Mr. Weisman received an aggregate of 5,200 shares of the Company's common stock, valued at $182,000. In addition, pursuant to the terms of a second consulting agreement, the Company issued an aggregate of 2,600 shares of common stock, valued at $91,000, for Mr. Weisman's participation in public relations, investor relations, fundraising and other financial activities of the Company. Messrs. Weisman and Martin were also elected to the Company’s Board of Directors effective April 1, 2004.

Subsequent to the closing of the acquisition of RestauranTech, certain differences in strategic direction for the organization and other issues arose which caused the Company and IICG to mutually rescind the transaction on May 27, 2004. The term of Mr. Martin's and Mr. Weisman's consulting agreements expired, and the agreements were not renewed. On May 22, 2004, Messrs. Martin and Weisman resigned from the Company's Board of Directors. The Series A Preferred Stock had never been issued, and the Board of Directors rescinded the resolution authorizing its issuance. Messrs. Martin and Weisman retained all shares of common stock issued to them pursuant to their respective consulting agreements. The Rescission Agreement required the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible Promissory Note in the principal amount of $160,000 (the "Note"). The Note bears interest at the rate of 8% per annum and is due and payable in full on or before May 26, 2005. The Note requires that certain installment payments be made to IICG contingent upon the receipt of certain funding levels by the Company. If the Company receives $100,000 - $250,000 in funding during the term of the Note, the Company is required to pay 20% of those funds toward the amounts owing on the Note. If the Company receives $250,001 - $500,000 during the term of the Note, the Company is required to pay 25% of those funds toward the amounts owing on the Note. If the Company receives funding of an amount greater than $500,000, it is required to pay the full amount of principal and interest owing on the Note. The Note is convertible into the Company's common stock after January 2, 2005, at a conversion price equal to the closing bid price for the Company's common stock on the date prior to the date of notice of conversion. Conversion is automatic at maturity if IICG does not request conversion earlier and if there is no event of default. The common stock would be issued as restricted common stock but would have piggy-back registration rights. As of the date of this filing, no payments have been made on the Note. The Company has not converted the Note and IICG has not requested a conversion. The Company believes that there is a sufficient basis on which to dispute the amounts of principal and interest of the Note.

The Company has continued its search for an operating business or assets for acquisition. This search was facilitated in September 2004 by the consummation of a significant investment in the Company by a strategic partner. On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares were to be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. As of September 14, 2004, the 400,000 shares issued to GCCC equaled approximately 56.7% of the Company’s issued and outstanding common stock. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. Therefore, it is possible that the Company would have to issue additional shares of common stock to meet its contractual commitment to GCCC.

As part of the consideration for the SPA, GCCC was given the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the fiscal year ended June 30, 2005. GCCC subsequently extended the directorship term for both Ms. Thompson and Mr. Avatar through December 31, 2007. GCCC had designated Joseph Lively as its representative on the Board of Directors, but Mr. Lively has not accepted the position. It is unknown at this time if Mr. Lively will participate on the Board of Directors of Vinoble or if GCCC will designate a new representative.

 As of December 31, 2004, the Company had received $50,000 of the first installment due on October 15, 2004 and $3,800 to be applied to the next installment of $50,000 due on March 31, 2005. The installments due on March 31, June 30 and September 30, 2005 were all delinquent; however, as of October 10, 2005 they all have been paid in full. As of October 10, 2005, the Company has received an aggregate of $205,562 from GCCC for the issuance to GCCC of an aggregate of 2,357,857 shares of common stock (including an additional 1,957,857 shares issued pursuant to the price calculation terms of the SPA). In addition, the Company has issued 3,271,536 shares to date, at a value of $0.09 per share, to restore the equity of the escrow account to $ 294,438.

The Company effected a 1 for 500 reverse stock split to all shareholders of record as of October 15, 2004. The reverse stock split was designed to facilitate the Company’s acquisition strategy.

Since September 2004, the Company has identified and pursued several acquisition opportunities. The Company's current acquisition strategy is focused on the homeland security industry. To facilitate this strategy, in December 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with GCCC. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's common stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares. Additionally, the Company has committed to issue to GCCC 100 shares of the Company’s Series A Convertible Preferred Stock and 100 shares of Series B Preferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Vinoble's common stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of common stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into common stock. To date, neither the Series A Convertible Preferred Stock nor the Series B Convertible Preferred Stock has been issued, however, the Certificates of Determination are being prepared and will be filed with the State of Delaware imminently.

On December 29, 2004, Vinoble entered into non-binding agreements for the acquisitions of 100% of the assets of 21st Sentry Monitoring Systems, Inc., a traditional fire and burglar alarm company, and 100% of the assets of MSI, a company offering security services to the retail sector. Although management discussions are ongoing, no definitive agreements have been made as of the date hereof.

Joseph Lively was appointed Chief Executive Officer of Vinoble effective on February 11, 2005.  However, in May 2005, Mr. Lively resigned from that position to alleviate some of the financial burden to the Company.  Thomas Welch declined his appointment as Chief Operating Officer which was also to be effective on February 11, 2005. The Company had previously entered into non-binding Memoranda of Understanding to acquire Secure Enterprise Solutions, Inc., WISE Learning Solutions, Inc. and Welch & Welch Investigations, Inc., each of which is owned by Mr. Welch. Consequently, the Company and Mr. Welch will not pursue definitive agreements for those acquisitions.

The Company is focusing its efforts on the acquisition of assets, businesses, and strategic partners in the Wireless Asset Tracking sub-sector of Homeland Security. The Company anticipates the need for the convergence and use of Radio Frequency Identification ("RFID"), Satellite Communications such as Global Positioning Systems ("GPS") and other technologies such as Biometrics as a solution for safeguarding physical and human assets.

The Company believes that the first test of such applications should come in the mining and oil and gas industries where advanced technologies are needed to track personnel and equipment, as well as to monitor the safety of product, equipment and human assets. RFID and GPS technologies may be valuable tools that may offer protection of our country's natural resources and commodities against threat. Preservation of these materials and fuels is important to the safety of U.S. industry and economy.

Real-time and current data are helpful to ensure protection of the mine environment and its integrity. However, the safety of the assets is not the only cause for such implementation; asset management and productivity also assist in maintaining the effectiveness of the mine. Advanced RFID applications can increase efficiency by collecting and updating a variety of information on personnel, equipment, and product both rapidly and accurately. RF based technology can also create a detection zone to discriminate between what is allowed to proceed past a certain point such as selected materials to be processed (wood, metal, biological substance, etc.) or various objects in transit. Biometric technology converged with RFID can ensure the safe transit of materials by only the authorized handler, and limit the entry of personnel to specific locations. Further, environmental sensors can be integrated to allow continuous automatic monitoring of dangerous gases and conditions.

Vinoble also intends to offer products and services that will assist in the automation of the identification and control of equipment, assets, tools, and the related processes used in the oil and gas industry. RFID sensors can monitor machines and equipment to detect possible problems before they become serious. Sensors can also deliver safety features within oil wells. Oil may be trapped in different layers of rock, along with gas and water. Detection of specific liquids can assist equipment in operating within a precise moment to ensure that certain adverse conditions do not occur, such as a well filling with water.

Similar to RF applications for the mining industry, RFID can also provide the safe transit of materials by only the authorized handler, and limit the entry of personnel to specific locations. Ensuring personnel safety is essential, should there be an emergency at a facility, RFID tags would enable the customer to track and evaluate its employee's safety and/or danger. This application technology requires product and hardware that can operate in harsh and potentially hazardous conditions while providing valuable information regarding safety of the resources and assets that are vital to the customer. RFID can also assist the customer's supply chain by tracking oil, gas, and chemical products from extraction to refining to the sale at the retail level.

In furtherance of its interest in applications for the mining industry, on October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Additionally the Company will issue 2,000,000 shares of common shares to Overseas, valued at $200,000.

The Hazard Lake Property is approximately 355 hectares and lies within the Birch-Uchi Greenstone Belt of the western Uchi Subprovince of NW Ontario. The most significant mineralization discovered on the Hazard Lake property to date is at the Northgate and Milberry occurrences. The Northgate tested with one hole intersecting 0.4 ounces per ton Au over 3.3 feet at 500 feet deep. The Red Lake district is a well known mining camp based on Archaean greenstone rocks which contains Placer Dome's old Campbell mine and Goldcorp's Red Lake mine which is described as the lowest cost, highest grade mine in the world. The mineralization at the Milberry Occurrence is believed to be the extension of the Hill-Sloan-Tivy vein north of the property. The vein can be traced for a length of 228 meters. Drilling on the Milberry Occurrence has returned assays up to 107.31 g/t Au over 0.91 meters, 151.54 g/t over 0.67 meters, 81.94 g/t over .76 meters, and 44.29 g/t Au over .91 meters.

The Company also has entered into a non-binding agreement with Sun Oil and Gas Corp. on September 9, 2005, to purchase a minority interest in an oil producing property is located in southwest Louisiana in the Lafourche Parish. The Company sees this transaction as an opportunity to enter into the Oil and Gas Sector at a cost that is approachable. Moreover, this opportunity will allow Vinoble to participate in a venture that will not only provide the Company an ability to test and demonstrate RFID and GPS applications, but may also offer potential profitable returns.

Acquisition of a Business
--------------------------------

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders as according to Delaware law and the Company's Bylaws.

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

ITEM 2. DESCRIPTION OF PROPERTY

As set forth above, the Company has signed the Hazard Agreement to acquire the Hazard Lake property in Ontario, Canada .

ITEM 3. LEGAL PROCEEDINGS

The Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against its former CEO, Gerard Nolan, on March 19, 2004 alleging claims of breach of fiduciary duty, fraud and deceit, and conversion, and seeking damages. On September 22, 2004, the Company and Mr. Nolan executed a settlement agreement and general release, and Mr. Nolan assigned to the Company all rights and ownership to an aggregate of 1,620 shares of Vinoble common stock previously issued to him and registered pursuant to a registration statement on Form S-8 under the Securities Act

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET
INFORMATION, HOLDERS AND DIVIDENDS

The Company's common stock has been traded on the NASD O-T-C Market Bulletin Board since January 29, 2003. Prior to that date, its common stock was not actively traded in the public market. The common stock is listed on the NASD O-T-C Market Bulletin Board under the symbol "VNBL". The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

COMMON STOCK

Period	High	Low

Fiscal 2005
----------------
First Quarter	$18.00	$0.25
Second Quarter	$4.50	$0.25
Third Quarter	$1.01	$0.11
Fourth Quarter	$0.38	$0.06

Fiscal 2004
----------------
First Quarter	$150.00	$35.00
Second Quarter	$80.00	$20.00
Third Quarter	$100.00	$32.50
Fourth Quarter	$45.00	$9.00
------------------------------------------------------------------------------------------------------

On September 20, 2005, the high and low bid prices of the Company's common stock on the Bulletin Board were $.09 and $.084 per share, respectively, and there were approximately 1,151 holders of record of the common stock. At September 20, 2005, the Company had 38,581,798 shares of common stock issued and outstanding. Since its inception, the Company has not paid any dividends and it is not anticipated that the Company will pay any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by the Company s during the year ended June 30, 2005, and not previously disclosed in the Company's quarterly reports on Form 10-QSB for the respective quarterly periods ended September 30 and December 31, 2004 and March 31, 2005. Also included is the consideration, if any, received by the Company for such shares, options and warrants, and information relating to the section of the Securities Act or the rule of the Securities and Exchange Commission under which an exemption from registration was claimed.

In the first quarter of fiscal 2005, the Company issued an aggregate of 217,671 shares of common stock to consultants in consideration for services provided and to be provided to the Company with an aggregate adjusted value of $679,395. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

In the second quarter of fiscal 2005, the Company issued an aggregate of 3,245,400 shares of common stock to consultants in consideration for services provided and to be provided to the Company with an aggregate adjusted value of $874,578. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

In the third quarter of fiscal 2005, the Company issued an aggregate of 3,100,000 shares of common stock to consultants in consideration for services provided and to be provided to the Company with an aggregate adjusted value of $1,400,000. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

In the fourth quarter of fiscal 2005, the Company issued an aggregate of 8,775,166 shares of common stock to consultants in consideration for services provided and to be provided to the Company with an aggregate value of $970,500. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

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

BACKGROUND

The Company emerged from bankruptcy in 1999 as Erly Industries, Inc. For the past seven years, the Company has been engaged in a series of transactions and restructurings designed to acquire assets or an existing business.

In September 2004, the Company consummated a significant investment by a strategic partner, entering into the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares were to be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. As of September 14, 2004, the 400,000 shares issued to GCCC equaled approximately 56.7% of the Company’s issued and outstanding common stock. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. Therefore, it is possible that the Company would have to issue additional shares of common stock to meet its contractual commitment to GCCC.

As part of the consideration for the SPA, GCCC was given the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the fiscal year ended June 30, 2005. GCCC subsequently extended the directorship term for both Ms. Thompson and Mr. Avatar through December 31, 2007. GCCC had designated Joseph Lively as its representative on the Board of Directors, but Mr. Lively has not accepted the position. It is unknown at this time if Mr. Lively will participate on the Board of Directors of Vinoble or if GCCC will designate a new representative.

 As of December 31, 2004, the Company had received $50,000 of the first installment due on October 15, 2004 and $3,800 to be applied to the next installment of $50,000 due on March 31, 2005. The installments due on March 31, June 30 and September 30, 2005 were all delinquent; however, as of October 10, 2005 they all have been paid in full. As of October 10, 2005, the Company has received an aggregate of $205,562 from GCCC for the issuance to GCCC of an aggregate of 2,357,857 shares of common stock (including an additional 1,957,857 shares issued pursuant to the price calculation terms of the SPA). In addition, the Company has issued 3,271,536 shares to date, at a value of $0.09 per share, to restore the equity of the escrow account to $ 294,438.

The Company's current acquisition strategy is focused on the homeland security industry. To facilitate this strategy, in December 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with GCCC. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's common stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares. Additionally, the Company has committed to issue to GCCC 100 shares of the Company's Series A Convertible Preffered Stock and 100 shares of Series B Preferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Vinoble's common stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of common stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into common stock. To date, neither the Series A Convertible Preferred Stock nor the Series B Convertible Preferred Stock has been issued, however, the Certificates of Determination are being prepared and will be filed with the State of Delaware imminently.

The principals of GCCC are assisting in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth.

On December 29, 2004, Vinoble entered into non-binding agreements for the acquisitions of 100% of the assets of 21st Sentry Monitoring Systems, Inc. ("Sentry"), Inc. and 100% of the assets of MSI, a business which offers physical security services in the retail sector. Although management discussions are ongoing, no definitive agreements have been made as of the date of this filing. Vinoble is exploring other relationship structures with Sentry and MSI as an alternate path toward acquisition.

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

The Company is focusing its efforts on the acquisition of assets, businesses, and strategic partners in the Wireless Asset Tracking sub-sector of Homeland Security. The Company anticipates the need for the convergence and use of Radio Frequency Identification ("RFID"), Satellite Communications such as Global Positioning Systems ("GPS") and other technologies such as Biometrics as a solution for safeguarding physical and human assets.

The Company believes that the first test of such applications should come in the mining and oil and gas industries where advanced technologies are needed to track personnel and equipment, as well as to monitor the safety of product, equipment and human assets. RFID and GPS technologies may be valuable tools that may offer protection of our country's natural resources and commodities against threat. Preservation of these materials and fuels is important to the safety of U.S. industry and economy.

In furtherance of its interest in applications for the mining industry, on October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Additionally the Company will issue 2,000,000 shares of common shares to Overseas, valued at $200,000.

The Hazard Lake Property is approximately 355 hectares and lies within the Birch-Uchi Greenstone Belt of the western Uchi Subprovince of NW Ontario. The most significant mineralization discovered on the Hazard Lake property to date is at the Northgate and Milberry occurrences. The Northgate tested with one hole intersecting 0.4 ounces per ton Au over 3.3 feet at 500 feet deep. The Red Lake district is a well known mining camp based on Archaean greenstone rocks which contains Placer Dome's old Campbell mine and Goldcorp's Red Lake mine which is described as the lowest cost, highest grade mine in the world. The mineralization at the Milberry Occurrence is believed to be the extension of the Hill-Sloan-Tivy vein north of the property. The vein can be traced for a length of 228 meters. Drilling on the Milberry Occurrence has returned assays up to 107.31 g/t Au over 0.91 meters, 151.54 g/t over 0.67 meters, 81.94 g/t over .76 meters, and 44.29 g/t Au over .91 meters.

The Company also has entered into a non-binding agreement with Sun Oil and Gas Corp. on September 9, 2005, to purchase a minority interest in an oil producing property is located in southwest Louisiana in the Lafourche Parish. The Company sees this transaction as an opportunity to enter into the Oil and Gas Sector at a cost that is approachable. Moreover, this opportunity will allow Vinoble to participate in a venture that will not only provide the Company an ability to test and demonstrate RFID and GPS applications, but may also offer potential profitable returns.

There can be no assurance that the results of the audits and due diligence will be satisfactory or that the acquisitions will be consummated, or that if consummated, the businesses will be successfully integrated into the Company's operations.

RESULTS OF OPERATIONS

Year Ended June 30, 2005 Compared To Year Ended June 30, 2004

Revenues. The Company did not generate any revenue in the fiscal years ended June 30, 2005 and

2004. Since the cessation of all activities of VI in October 2003 due to lack of operational capital, the Company's focus has been on the evaluation and selection of an existing business to effect a merger or acquisition. At year end June 30, 2004, the Company accounted for the discontinued operations of its VI subsidiary and recognized a loss, less applicable taxes, of $73,025. The Company has been in the development stage since July 2001.

General and Administrative Expenses. The Company incurred $9,433,485 in general and administrative expenses for the year ended June 30, 2005, compared to $3,701,108 in general and administrative expenses for the year ended June 30, 2004. The significant increase in general and administrative expense for the year ended June 30, 2005 was due to $5,515,613 of expense for the commitment for the issuance of 100 shares of Series A Preferred stock and 100 shares of Series B Preferred stock as an inducement for the Agreement and Plan of Reorganization with GCCC. Additionally, the Company realized an expense of $3,571,806 related to the issuance of an aggregate of 11,571,570 shares of common stock to employees and consultants in lieu of cash compensation. At June 30, 2005, the Company had no cash, and therefore was unable to compensate its employees. Employees and consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. For the year ended June 30, 2004, similar non-cash compensation equaled $3,328,527 for the issuance of an aggregate of 98,275 shares of common stock.

Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception, as it has been a development stage company since that time.

Gain from Extinguishment of Debt. In the year ended June 30, 2004, the Company settled litigation with Hudson regarding a $200,000 note payable for a cash payment of $117,000, resulting in an $83,000 gain. No such gain was recognized in the year ended June 30, 2005.

Gain from Settlement of Lawsuit. In the year ended June 30, 2005, the Company settled litigation with Gerard Nolan, the former President and CEO of the Company and VI. Per the terms of the settlement agreement, Mr. Nolan assigned to the Company all rights and ownership to an aggregate of 1,620 shares of Vinoble common stock with an aggregate value of $90,000 and released the Company from its obligation of $415 for expenses that he paid on behalf of the Company. No such gain was recognized in the year ended June 30, 2004.

Interest Expense. The Company incurred $12,561 in interest expense for the year ended June 30, 2005 from short-term borrowings compared to $3,893 for the year ended June 30, 2004. The increase is primarily related to the $160,000 principal balance on the Note owed to IICG,

Loss on Disposal of VI less applicable taxes. The Company discontinued the development and operations of its VI subsidiary in the year ended June 30, 2004. The estimated loss of $73,025 resulted primarily from the write-off of a prepaid expense for technology consulting services that were paid for with Vinoble common stock.

Net Loss. As a result of the foregoing factors, the Company's net loss increased to $9,355,631 for the year ended June 30, 2005, compared to a net loss of $3,695,026 for the year ended June 30, 2004. The net loss (basic and diluted) per share was $0.98 and $46.62, for the respective years ended June 30, 2005 and
2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an immediate need for capital. At June 30, 2005, and at June 30, 2004, the Company had virtually no cash or cash equivalents. The Company utilized $63,766 in net cash for operating activities during the year ended June 30, 2005, compared with $247,429 during the year ended June 30, 2004. The cash utilized in operating activities during the year ended June 30, 2005, was primarily due to non-cash adjustments in the amounts of $3,777,805 and $5,515,613 reflecting the issuance of common stock for services and the commitment for the issuance of preferred stock as a cost of inducement. Other non-cash adjustments affecting cash flow from operating activities for the year ended June 30, 2005, include a gain from the settlement of a lawsuit in the amount of $90,415, the issuance of common stock for accrued liabilities owed to related parties of $175,034, the issuance of common stock for notes payable with accrued interest in the amount of $42,372 and the issuance of subscribed common stock in the amount of $13,184. The cash utilized in operating activities during the year ended June 30, 2004 was largely due to a non-cash adjustment of $3,630,602 reflecting the issuance of stock for services, less a gain of $83,000 from the extinguishments from debt from the settlement of litigation against Hudson.

Other changes affecting net cash gained by operating activities at June 30, 2005, included increases in prepaid expenses of $94,085 and in accrued liabilities - related parties of $90,850, offset by increases in accounts payable and accrued liabilities of $34,300 and in accrued interest of $8,908. Other changes affecting net cash gained by operating activities at June 30, 2004, included increases in accounts receivable of $384 and in prepaid expenses of $209,282, offset by increases in accounts payable and accrued liabilities of $109,442 and in accrued liabilities - related parties of $220.

The Company did not utilize cash for investing activities during either fiscal 2005 or 2004. Financing activities contributed $63,803 in cash during the year ended June 30, 2005, consisting primarily of $103,042 in proceeds from payments received on subscribed stock offset by the payments made on notes payable of $39,225. During the year ended June 30, 2004, financing activities contributed $222,239 in cash resulting from $199,225 in borrowings from notes payable, $100,000 in proceeds from the sale of common stock, and $40,000 received for subscribed stock, offset by a $117,000 payment on the note payable to Hudson.

The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $9,355,631 for the year ended June 30, 2005. Since inception, the Company has incurred a net loss of $13,820,630. Primarily as a result of these recurring losses, Vinoble’s independent certified public accountants modified their report on the June 30, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

On May 27, 2004 the Company and IICG mutually rescinded the acquisition of RestauranTech. The Rescission Agreement required the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible Promissory Note in the principal amount of $160,000 (the "Note"). The Note bears interest at the rate of 8% per annum and is due and payable in full on or before May 26, 2005. The Note requires that certain installment payments be made to IICG contingent upon the receipt of certain funding levels by the Company. If the Company receives $100,000 - $250,000 in funding during the term of the Note, the Company is required to pay 20% of those funds toward the amounts owing on the Note. If the Company receives $250,001 - $500,000 during the term of the Note, the Company is required to pay 25% of those funds toward the amounts owing on the Note. If the Company receives funding of an amount greater than $500,000, it is required to pay the full amount of principal and interest owing on the Note. The Note is convertible into the Company's common stock after January 2, 2005, at a conversion price equal to the closing bid price for the Company's common stock on the date prior to the date of notice of conversion. Conversion is automatic at maturity if IICG does not request conversion earlier and if there is no event of default. The common stock would be issued as restricted common stock but would have piggy-back registration rights. However, the Company believes that there is a sufficient basis on which to dispute the amounts of principal and interest of the Note. As of the date of this filing the Company has not converted the Note and IICG has not requested a conversion.

On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of the date of this filing, the Company has received an aggregate of $205,562 in financing from the SPA to date and we have delivered 2,357,857 shares of common stock as calculated using method (b) described above. Additionally, the Company has issued 3,271,536 restricted shares at $ .09 per share to restore the equity of the escrow account to $ 294,438.

Management believes that the principals of GCCC will assist in finding acquisition candidates for the Company, structuring such acquisitions and effecting a transition to corporate growth. As part of this strategy, on December 29, 2004, Vinoble entered into non-binding agreements for the acquisitions of 100% of the assets of 21st Sentry Monitoring Systems, Inc. ("Sentry"), Inc. and 100% of the assets of MSI. Although management discussions are ongoing, no definitive agreements have been made as of the date of this filing. Vinoble is exploring other relationship structures with Sentry and MSI as an alternate path toward acquisition.

Consummation of the Sentry and MSI acquisitions is dependent on several factors, including but not limited to the satisfactory completion of due diligence, and the negotiation of definitive acquisition agreements. There can be no assurance that either acquisition will be consummated successfully or that if consummated, the business will be successfully integrated into the Company's operations. In the event that neither of the acquisitions materialize, the Company will continue to seek other opportunities.

RISKS AND UNCERTAINTIES

The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATING TO VINOBLE'S BUSINESS

VINBOLE NEEDS SIGNIFICANT ADDITIONAL CAPITAL. The Company currently has no income producing operations or assets and may have limited access to additional capital. At June 30, 2005, the Company had virtually no cash or cash equivalents. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's common stock. As described above, on September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition

VINOBLE HAS ONLY A LIMITED OPERATING HISTORY. The Company has only a limited operating history upon which can be based an evaluation of its prospects. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to enter into a merger or acquisition with another business entity. There can be no assurance that the Company will be able to identify a qualified candidate or that the resulting business combination will be successful. Further, there can be no assurance that the acquisition / merger candidate will have a more extensive operating history than the Company. To address these risks and uncertainties, the Company must, among other things, analyze the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firm's business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. There can be no assurance that Vinoble will successfully address these challenges.

THE COMPANY HAS A HISTORY OF LOSSES, AND ITS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT DATED OCTOBER 7, 2005, INCLUDES AN EXPLANATORY PARAGRAPH RELATING TO SUBSTANTIAL DOUBT AS TO VINOBLE'S ABILITY TO CONTINUE AS A GOING CONCERN. Since the Company's inception in 2001, it has incurred substantial losses from operations, resulting primarily from costs related to development of its technology and building its infrastructure. Because Vinoble has discontinued development and operations of its Visual Interviews subsidiary due to lack of capital and in order to pursue acquisition of an operational business entity, management expects to incur net losses for the foreseeable future for administrative costs. If the Company is unable to identify and execute a merger or acquisition transaction within a reasonable amount of time or if the business combination is unsuccessful, Vinoble's losses will be significantly greater. TheCompany may never achieve profitability. Primarily as a result of these recurring losses, Vinoble's independent certified public accountants modified their report on the June 30, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

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

VINBOLE IS SEEKING AN OPERATING BUSINESS OR ASSETS TO ACQUIRE; THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL FIND A VIABLE BUSINESS OR SUCCESSFULLY CONSUMMATE AN ACQUISITION. Vinoble is seeking an operating business or assets to acquire. Although it has identified certain acquisition candidates, there can be no assurance that the Company will successfully locate a viable business or consummate an acquisition. Any business or assets that the Company acquires will have certain risks; however, as no specific business has been identified the Company cannot determine or disclose specific risks of a particular business or industry into which it may enter. The type of business acquired may be one that desires to avoid undertaking its own public offering and the accompanying expense, delay, uncertainty and federal and state regulatory requirements protecting investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Any business opportunity acquired may be currently unprofitable or present other risks. An acquisition will most likely be highly illiquid and could result in a total loss to the Company and its stockholders.

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

RISKS RELATED TO VINOBLE’S STOCK

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

Management believes it is important to communicate expectations to the Company's stockholders. There may be events in the future, however, that management is not able to predict accurately or over which it has no control. The risk factors listed in this section, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in forward- looking statements. The occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could have a material and adverse effect on Vinoble's business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of its common stock could decline.

ITEM 7. FINANCIAL STATEMENTS

Financial information relating to Vinoble, Inc., a Delaware corporation ("Company") together with the report of Lucas, Horsfall, Murphy & Pindroh, LLP dated October 7, 2005, required by this item are included as pages F-1 to F-19 of this Form 10-KSB.

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

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons were serving as our executive officers and directors at June 30, 2005:

Name	Age	Position(s) and Office(s)
Catherine Thompson	39	Acting CEO, CFO, Secretary and a Director
Michael Avatar	46	Director
-------------------------

Catherine Thompson. Catherine Thompson has over 18 years of experience in corporate finance, with a focus on entrepreneurial ventures. Ms. Thompson has served as Chief Financial Officer and Secretary and as a member of the Board of Directors since co-founding Vinoble in October 2002. In May 1995 she co-founded, and served as CFO and Secretary from May 1995 to February 1997 and again from January 2000 - July 2001, V2Commerce Corp., a software development company operating on the Application Service Provider model. From March 1997 to January 2000, Ms. Thompson was employed by Genetronics, Inc. as a strategic analyst, where she actively worked with the CEO to create a spin-off corporation for the company's dermatology product. Prior to Genetronics, Ms. Thompson was employed for six years as Controller of a retail/wholesale jewelry company. Ms. Thompson has a Masters of Science degree in Finance from San Diego State University and a Bachelor of Business Administration degree in Finance from the University of Texas at Austin. Ms. Thompson passed the CPA exam in 1989.

Michael Avatar. Mr. Avatar has served as a member of Vinoble's Board of Directors since October 2002. Over the past two decades, Mr. Avatar has founded and presided over several publicly traded telecommunications, entertainment and technology companies. Mr. Avatar, an entrepreneur and marketer, founded Independent Entertainment Group, which owned Action Pay-Per-View and Night Action Network, that were ultimately sold to BET (Black Entertainment Television. He also served as Founder/President of System 800 International, Inc., which was the original service bureau and the first value added reseller of inbound 800 services, becoming the largest customer of MCI, Sprint and AT&T in this new niche market.

Committees of the Board of Directors

Vinoble currently has an Audit Committee. Michael Avatar serves as the Audit Committee's sole member. The Audit Committee oversees the Company's financial reporting processes and is responsible for reviewing the Company's financial condition. Vinoble does not currently have a Compensation Committee or any other committee of the Board of Directors. In addition, the Company does not currently have an "audit committee financial expert" as such term is defined in the Securities Act, as its financial constraints have made it extremely difficult to attract and retain qualified outside Board members. Management hopes to add qualified independent members of the Board of Directors in 2006, depending upon the Company's ability to reach and maintain financial stability.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company, management believes that during the year ended June 30, 2005, Ms. Thompson did not timely file a Form 4.

Code of Ethics:

Vinoble intends to adopt a code of ethics in calendar 2005 that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. Once adopted, a copy of the code of ethics may be obtained free of charge by writing to the Company. Vinoble does not currently have a code of ethics as this is a new regulatory requirement and management is examining the various form and contents of other companies' written code of ethics and discussing the merits and meaning of a code of ethics to determine the best form for the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer or acting Chief Executive Officer (the "Named Executive Officers") during the years ended June 30, 2002, 2003, 2004 and 2005. No other executive officer received cash compensation in excess of $100,000 during these years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Cash		Restricted Stock Awards		Registered Stock Awards			Accrued
June 30,		Salary	Bonus	($) (3)	# of Shares	($	)	# of Shares	Liability

Catherine Thompson,
Acting CEO and CFO (2)	2005	$-	$-	$142,500	137,546	$189,300		275,121	$-
	2004	$-	$-	$17,000	2,000	$140,000		4,000	$110,000
	2003	$-	$-	$5,500	3,667	$55,000		990	$27,500
	2002	$-	$-	$-	-	$-		-	$-

Joseph Lively, CEO (3)	2005	$9,900	$-	$-	-	$14,167		40,476	$24,873

(1)
The columns for "Bonus", "Other Annual Compensation", "Securities underlying Options/SARs", "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

(2)	Ms. Thompson has served as Chief Financial Officer of the Company since October 2002, and as acting Chief Executive Officer from May 27, 2004 - February 10, 2005 and from May 14, 2005 - current.
(3)	Mr. Lively served as Chief Executive Officer of the Company from February 11, 2005 - May 13, 2005.

Vinoble entered into consulting agreements with these and other executive officers during the year ended June 30, 2005. Except for a consulting agreement with Catherine Thompson, none of these agreements are still in effect. The terms of these consulting agreements are as follows:

CATHERINE THOMPSON CONSULTING AGREEMENTS:
-----------------------------------------

On August 23, 2004, the Company entered into a consulting contract with Ms. Catherine Thompson to continue acting as Chief Financial Officer and Vice President of Finance to the Company through June 30, 2005. In consideration for these services to be provided, the Company agreed to pay a total of $110,000 to Ms. Thompson through the issuance of an aggregate of 29,333 shares of the Company's common stock to be registered on Form S-8 and 14,667 shares of restricted common stock for her involvement in financial related activities including public relations, investor relations and fundraising. Said shares were valued at $2.50 per share. The contract also compensates Ms. Thompson her services as CFO during the period of April 1, 2003 - March 31, 2004. In consideration of the services provided during that period, the Company agreed to pay a total of $110,000 to Ms. Thompson through the issuance of an aggregate of 2,106 shares of the Company's common stock to be registered on Form S-8 and 1,037 shares of restricted common stock; all shares valued at $35.00 per share. Vinoble agreed to reimburse Ms. Thompson for out of pocket expenses incurred on behalf of Vinoble since inception in the amount of $27,952.03. Ms. Thompson agreed to accept 22,362 shares of restricted common stock, par $.001, as payment. The former stock issuances eradicated $137,952.03 owed to Ms. Thompson as of June 30, 2004 as listed on the Balance Sheet as Related party payables.

On December 8, 2004, the Company and Ms. Thompson agreed to an amendment to the consulting agreement dated August 23, 2004. The Amendment [1] to Consulting Agreement compensated Ms. Thompson for the loss in value of the shares received under the original contract following the reverse split. Ms. Thompson was compensated 215,111 shares of the Company's common stock to be registered on Form S-8 and 107,556 shares of restricted common stock for her involvement in financial related activities including public relations, investor relations and fundraising. Said shares were valued at $.30 per share.

On December 14, 2004, the Company entered into an Employment Agreement with Ms. Catherine Thompson to be employed in the capacity of Chief Financial Officer and Vice President of Finance to the Company and to two subsidiaries to be formed at a later date for the period of January 1, 2005 through December 31, 2007. In consideration for these services to be provided, the Company agreed to pay a base annual salary of $140,000 to Ms. Thompson to be paid monthly in cash or in common stock of the Company. Stock issuances shall be priced based on the closing bid price at the time of issuance; two-thirds of the monthly shares to be issued shall be registered on Form S-8 and one-third of the monthly shares to be issued shall be issued as restricted common stock for her involvement in financial related activities including public relations, investor relations and fundraising. In accordance with the consulting agreement dated August 23, 2004, Ms. Thompson had already been compensated $55,000 through June 30, 2005, and the adjustment of $15,000 was paid through the issuance of 28,571 shares of Vinoble common stock to be registered on Form S-8 and 14,286 shares of restricted common stock.

MICHAEL AVATAR CONSULTING AGREEMENT
-----------------------------------

On August 23, 2004, the Company entered into a consulting contract with Mr. Michael Avatar, a Director and the only member of the audit committee, to provide business development services to the Company through June 30, 2005. Such services include but are not limited to the development of strategic relationships, assistance with marketing and distribution, and other business development functions as may be requested. In consideration for these services to be provided, the Company agreed to pay a total of $100,000 to Mr. Avatar through the issuance of an aggregate of 26,667 shares of the Company's common stock to be registered on Form S-8 and 13,333 shares of restricted common stock; said shares were valued at $2.50 per share. The aforementioned compensation is not related to Mr. Avatar's services as a Director.

JOSEPH LIVELY CONSULTING AGREEMENT
-------------------------------

On December 14, 2004, the Company entered into an Employment Agreement with Mr. Joseph Lively to be employed in the capacity of President and Chief Executive Officer to the Company and to one subsidiary to be formed at a later date for the period of January 1, 2005 through December 31, 2007. In consideration for these services to be provided, the Company agreed to pay a base annual salary of $170,000 to Mr. Lively to be paid monthly in cash or in common stock of the Company. Stock issuances shall be priced based on the closing bid price at the time of issuance; said shares shall be registered on Form S-8. The agreement was amended on February 10, 2005, to re-establish the effective start date of the term of services as February 11, 2005. It was agreed that Mr. Lively would be compensated for the full month of February. Mr. Lively subsequently resigned from his position as President and CEO on May 13, 2005, in the interests of alleviating some of the financial burden to the Company.  He has agreed to remain a consultant to the Company and is working with the Company on its acquisition strategy

Option/SAR Grants in Last Fiscal Year

No options or stock appreciation rights were granted to the Named Executive Officers during the year ended June 30, 2005.

Option Exercises and Year-End Option Values

No options were exercised by the Named Executive Officers during the year ended June 30, 2005, and at June 30, 2005, they did not hold any options to purchase Vinoble common stock.

The Company does not currently have a stock option plan.

Compensation of Directors

Directors who are also employees of Vinoble receive no additional compensation for serving on the Board. Non-employee directors are reimbursed for all travel and other expenses incurred in connection with attending meetings of the Board of Directors; however, as travel expenses to Board meetings were minimal in fiscal 2005, Vinbole did not compensate directors during the year ended June 30, 2005.

Limitation of Liability and Indemnification

The Company's Certificate of Incorporation and By-laws provide for indemnification of Vinoble's officers and directors to the fullest extent permissible under Delaware law. The Company has not entered into indemnification agreements with any of its officers or directors.

The Company currently does not have directors' and officers' liability insurance to defend and indemnify directors and officers who are subject to claims made against them for their actions and omissions as directors and officers. Vinoble intends to purchase this insurance when funds are available.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of September 20, 2005, by each person or group of affiliated persons who management knows beneficially owned 5% or more of Vinoble’s common stock, each of the Company's directors, and all of its directors and executive officers as a group.

Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The amount of shares owned by each shareholder in the following table was calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed. The total number of shares of common stock issued and outstanding at September 20, 2005, was 38,581,798.

NAME AND ADDRESS OF	NUMBER OF SHARES	PERCENT AGE OF
BENEFICIAL OWNER (1)	BENEFICIALLY OWNED	OUTSTANDING SHARES

GarcyCo Capital Corp.	53,044,713	67.37%
56 Beaver St., Ste. 201
New York, NY 10002

Catherine Thompson, Secretary / CFO	1,371,370	3.55%

Michael Avatar, Director	40,000	0.10%

Officers and Directors as a Group	1,411,370	3.65%

(1)	Unless otherwise stated, the address of all persons in the chart is c/o Vinoble, Inc., 23852 Pacific Coast Hwy. #167, Malibu, California 90265.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes transactions to which the Company was or is a party and in which any of the Company's directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

The Company has entered into consulting agreements with Catherine Thompson, its Acting Chief Executive Officer and Chief Financial Officer. See "Item 10 - Executive Compensation".

The Company is obligated to pay $10,000 to Isaac Simmons and Kathryn A. Christmann, parents of Catherine Thompson, as reimbursement for legal fees paid in the litigation against Hudson.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NUMBER DESCRIPTION
------  -----------------------------------------------------

2.1	Agreement and Plan of Reorganization dated March 18, 2004 by and among RestauranTech, a California corporation, and Ohana Enterprises, Inc., a Delaware corporation. (1)

2.2	Amendment to Agreement and Plan of Reorganization dated March 29, 2004. (1)

2.3	Rescission Agreement, dated May 27, 2004, by and between the Company and Interactive Ideas Consulting Group. (2)

2.4	Convertible Promissory Note, dated May 27, 2004. (2)

2.5	Stock Purchase Agreement by and between Ohana Enterprises, Inc. and GarcyCo Capital Corp dated September 14, 2004. (3)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K (Continued)

10.07	Consulting Agreement, dated August 25, 2003, by and between Interactive Ideas Consulting Group and the Registrant. (4)

10.08	Amendment to Consulting Agreement, dated as of January 2,2004, by and between Interactive Ideas Consulting Group and the Registrant. (4)

10.09	Letter Agreement, dated February 13, 2004 with the Law Offices of David L. Kagel. (4)

10.10	Compensation Agreement dated as of February 18, 2004, by and between David L. Kagel Esq. and the Registrant. (4)

10.11	Consulting Agreement dated January 2, 2004 by and between 808 Technologies, Inc. and the Registrant. (4)

10.12	Consulting Agreement, dated March 3, 2004, by and between Linda Ford and the Registrant. (5)

10.13	Consulting Agreement, dated March 15, 2004, by and between Interactive Ideas Consulting Group and the Registrant. (5)

10.14	Consulting Agreement, dated March 10, 2004, by and between Lindy Livingstone and the Registrant. (5)

10.15	Consulting Agreement, dated March 1, 2004 by and between Manuel Designs and the Registrant. (5)

10.16	Consulting Agreement, dated March 1, 2004 by and between Brett Martin and the Registrant. (5)

10.17	Consulting Agreement, dated March 1, 2004 by and between Manuel Designs and the Registrant. (5)

10.18	Consulting Agreement, dated March 1, 2004, by and between Chad Meisenger and the Registrant. (5)

10.18 (a)	Consulting Agreement, dated March 1, 2004, by and between Chad Meisenger and the Registrant. (5)

10.19	Consulting Agreement, dated March 1, 2004, by and between Belcourt & Associates and the Registrant. (5)

10.20	Consulting Agreement, dated March 3, 2004, by and between Catherine Thompson and the Registrant. (5)

10.21	Consulting Agreement, dated March 3, 2004, by and between Neal Weisman and the Registrant (5)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K (Continued)

31.1	Certification of Chief Financial Officer and Acting Chief Executive Officer.

31.2	Section 1350 Certification.
--------------------------

(1)	Incorporated by reference to that certain Current Report on Form 8-K filed with the Commission on April 2, 2004.

(2)	Incorporated by reference that certain Current Report on Form 8-K filed with the Commission on June 3, 2004.

(3)	Incorporated by reference that certain Current Report on Form 8-K filed with the Commission on September 22, 2004.

(4)	Incorporated by reference to that certain Registration Statement on Form S-8 (File No. 333-113014) filed with the Commission on February 23, 2004.

(5)	Incorporated by reference to that certain Registration Statement Form S-8 (File No. 333- 116427) filed with the Commission on June 14, 2004.

(b) Reports on Form 8-K

NUMBER DESCRIPTION
------  -----------------------------------------------------

(1)
On September 22, 2004, the Company filed a Current Report on Form 8-K relating to Item 1, Entry into a Material Definitive Agreement, pertaining to the Stock Purchase Agreement with GarcyCo Capital Corp., Item 3.02, Unregistered Sales of Equity Securities, and Item 5.01,Changes in Control of Registrant.

(2)
On January 4, 2005, the Company filed a Current Report on Form 8-K relating to Item 8.01, Other Events, pertaining to a Memorandum of Understanding to acquire 100% of the assets of MSI and a co-location agreement with Millennium Protective Services, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended June 30, 2004, the Company's independent auditors billed an aggregate of $39,365, for professional audit services rendered to the Company for the audit of the Company's annual financial statements and review of quarterly financial statements. No amounts have been billed yet for the professional audit services rendered to the Company for the audit of the Company’s annual financial statements. No tax or other services were provided by the independent auditors.

The following table shows the aggregate fees billed to Vinoble for professional services by Lucas, Horsfall, Murphy, & Pindroh, LLP, our independent auditors, for the years ended June 30, 2005 and 2004:

		2005		2004

Audit Fees		$15,000		$39,365
Audit-Related Fees		$-0-		$-0-
Tax Fees		$-0-		$-0-
All Other Fees		$-0-		$-0-
	-	--------------	-	--------------
TOTAL		$15,000		$39,365

Audit Fees. This category includes the aggregate fee billed for professional services rendered for the audits of Vinoble's financial statements for the years ended June 30, 2005 and 2004, for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during fiscal 2005 and 2004, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2005.

VINBOLE, INC.

/s/ Catherine Thompson
------------------------------
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

Signature -----------------------	Title ---------------------------	Date ---------------------
s/ Catherine Thompson ___________________	Chief Financial Officer And a Director	October 13, 2005
Catherine Thompson

/s/ Michael Avatar _____________________	Director	October 13, 2005
Michael Avatar

Vinoble, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2005

(with Independent Auditors' Report Thereon)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders
Vinoble, Inc.
Malibu, CA

We have audited the accompanying balance sheet of Vinoble, Inc. (the "Company") (a Development Stage Company) as of June 30, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2005 and from July 1, 2001 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referenced to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005, and the results of their operations and cash flows for each of the two years in the period then ended and from July 1, 2001 (inception) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $9,355,631 during the year ended June 30, 2005, and as of that date, had an accumulated deficit of $13,820,630. As described in Note 2 to the financial statements, the Company's management is attempting to raise additional capital through various means, the success of which is uncertain. Thus, the condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lucas, Horsfall, Murphy & Pindroh, LLP

Pasadena, California
October 7, 2005 except for Note 12
which is as of October 10, 2005

F1

Vinoble, Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2005

ASSETS

CURRENT ASSETS
Cash	$38
Prepaid expenses	396,667
Other assets	384

Total Current Assets	397,089

TOTAL ASSETS	$397,089

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$225,952
Accrued liabilities - related parties	57,517
Note payable with accrued interest - IICG	172,800

Total Current Liabilities	456,269

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred stock, committed, 100 shares issued and
outstanding	-
Series B Convertible Preferred stock, committed, 100 shares issued and
outstanding	-
Common stock, $0.001 par value, 400,000,000 authorized
28,780,166 issued and outstanding	28,780
Additional paid-in capital	19,130,438
Stock subscription receivable	(396,958)
Escrowed shares	(5,000,000)
Treasury stock, 1,620 shares	(810)
Accumulated deficit in the development stage	(13,820,630)

Total Stockholders' Equity (Deficit)	(59,180)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$397,089

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended June 30, 2005 and 2004 and the Period
from July 1, 2001 to June 30, 2005

		July 1, 2001
		(inception) to
		June 30,
	2005	2004	2005

General and administrative expenses	$9,433,485	$3,701,108	$13,704,566

Loss from continuing operations	(9,433,485)	(3,701,108)	(13,704,566)

Other income and expenses

Gain from extinguishment of debt	-	83,000	83,000

Gain from settlement of lawsuit	90,415	-	90,415

Interest expense	(12,561)	(3,893)	(16,454)

Net Loss from continuing operations after other income and expenses	(9,355,631)	(3,622,001)	(13,547,605)

Discontinued operations
Loss on disposal of Visual Interviews, Inc.,
less applicable income taxes	-	(73,025)	(73,025)

Provision for loss on related parties notes receivable	-	-	(200,000)

Net loss	$(9,355,631)	$(3,695,026)	$(13,820,630)

Basic weighted average number of
common shares outstanding	9,525,499	79,251

Net loss per common share
Basic	$(0.98)	$(46.62)

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	No. of	Paid-in	Subscription	Treasury	Escrowed	Accumulated
	Series A	Par value	Series B	Par value	Shares	Par value	Capital	Receivable	Stock	Shares	Deficit	Total
Balance, July 1, 2001					-	$-	$-	$-	$-		$-	$-

Issuance of Common Stock for services:
November 30, 2001 at $150.00 per share					139	-	21,157					21,157
May 31, 2002 at $150.00 per share					37	-	5,503					5,503
June 30, 2002 at $ 150.00 per share					6	-	900					900

Sale of Common Stock:
November 30, 2001 at $.30 per share					6	-	850	(850)				(0)

Net Loss											(53,478)	(53,478)

Balance, June 30, 2002					188	-	28,410	(850)	-	-	(53,478)	(25,918)

Issuance of Common Stock for services:
October 7, 2002 at $150.00 per share					5	-	720					720
October 7, 2002 at $1.50 per share					18,433	18	27,632					27,650
November 21, 2002 at $30.00 per share					1,600	2	49,998					50,000
January 28, 2003 at $50.00 per share					2,000	2	99,998					100,000
March 14, 2003 at $62.50 per share					1,600	2	99,998					100,000
March 19, 2003 at $75.00 per share					600	1	44,999					45,000
March 24, 2003 at $75.00 per share					200	-	15,000					15,000
June 27, 2003 at $250.00 per share					100	-	25,000					25,000

Issuance of Common Stock for assumption of payables:
October 7, 2002 at $10.00 per share					143	1	1,432					1,433

Effect of Merger:
October 18, 2002					7,047	7	(7)					-

Issuance of Common Stock for subscription receivable:
April 23, 2003 at $100.00 per share, net of offering cost of $6,604					943	1	87,739	(87,740)				-

Payment received on subscription receivable:
June 18, 2003								36,000				36,000

Payment on related parties subscription receivable:
December 31, 2002								850				850

Continued on F-5

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock	Paid-in	Subscription	Treasury	Escrowed	Accumulated
Continued from F-4	Series A	Par value	Series B	Par value	Shares	Par value	Capital	Receivable	Stock	Shares	Deficit	Total

Sale of Common Stock:
January 21, 2003 at $62.50 per share					400	0	25,000					25,000

Net Loss											(716,495)	(716,495)

Balance, June 30, 2003					33,259	34	505,919	(51,740)	-	-	(769,973)	(315,760)

Issuance of common stock for services:
July 9, 2003 at $105.00 per share					83	-	8,750					8,750
July 16, 2003 at $250.00 per share					60	-	15,000					15,000
August 6, 2003 at $50.00 per share					1,100	1	54,999					55,000
August 6, 2003 at $100.00 per share					200	-	20,000					20,000
September 29, 2003 at $45.00 per share					200	-	9,000					9,000
September 29, 2003 at $50.00 per share					550	1	27,499					27,500
September 29, 2003 at $62.50 per share					450	-	28,125					28,125
October 21, 2003 at $ 25.70 per share					700	1	17,999					18,000
October 21, 2003 at $ 25.25 per share					770	1	19,829					19,830
October 21, 2003 at $30.00 per share					1,400	1	41,999					42,000
October 21, 2003 at $ 34.00 per share					2,200	2	74,998					75,000
October 21, 2003 at $ 42.50 per share					2,353	2	99,998					100,000
October 21, 2003 at $62.50 per share					640	1	39,999					40,000
October 28, 2003 at $30.00 per share					1,980	2	59,398					59,400
November 4, 2003 at $ 25.25 per share					2,200	2	55,168					55,170
November 7, 2003 at $30.30 per share					990	1	29,999					30,000
November 19, 2003 at $ 25.00 per share					1,500	2	37,498					37,500
December 18, 2003 at $ 20.00 per share					100	-	2,000					2,000
December 18, 2003 at $ 20.20 per share					990	1	19,999					20,000
December 22, 2003 at $40.00 per share					990	1	39,599					39,600
January 5, 2004 at $33.50 per share					2,970	3	99,997					100,000
January 5, 2004 at $35.00 per share					2,580	3	90,297					90,300
Janaury 21, 2004 at $50.00 per share					2,970	3	148,497					148,500
Janaury 21, 2004 at $65.00 per share					990	1	64,349					64,350
January 27, 2004 at $50.00 per share					3,960	4	197,996					198,000
February 12, 2004 at $50.00 per share					3,200	3	159,997					160,000
February 26, 2004 at $40.00 per share					1,980	2	79,198					79,200
February 26, 2004 at $52.50 per share					1,485	2	77,961					77,963
February 27, 2004 at $40.00 per share					2,000	2	79,998					80,000

Continued on F-6

 The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock	Paid-in	Subscription	Treasury	Escrowed	Accumulated
Continued from F-5	Series A	Par value	Series B	Par value	Shares	Par value	Capital	Receivable	Stock	Shares	Deficit	Total

March 4, 2004 at $35.00 per share					32,920	33	1,152,167					1,152,200
March 15, 2004 at $30.00 per share					7,042	7	211,253					211,260
March 15, 2004 at $37.50 per share					3,486	3	130,722					130,725
March 25, 2004 at $35.00 per share					3,730	4	130,546					130,550
March 25, 2004 at $37.50 per share					4,400	4	164,996					165,000
March 25, 2004 at $40.00 per share					4,892	5	195,675					195,680
April 8, 2004 at $35.00 per share					215	-	7,500					7,500

Cancellation of Common Stock for services:
July 8, 2003 at $250.00 per share					(100)	-	(25,000)					(25,000)
November 6, 2003 at $50.00 per share					(100)	-	(5,000)					(5,000)
November 6, 2003 at $100.00 per share					(200)	-	(20,000)					(20,000)
November 12, 2003 at $62.50 per share					(10)	-	(625)					(625)
January 26, 2004 at $62.50 per share					(200)	-	(12,500)					(12,500)

Reverse cancellation of Common Stock for services:
November 12, 2003 at $62.50 per share					10	-	625					625

Payment received on subscription receivable:
July 8, 2003								40,000				40,000
January 26, 2004 at $78.50 per share					(150)	-	(11,740)	11,740				-

Exercise of Option on Common Stock:
February 26, 2004 at $5.00 per share					20,000	20	99,980					100,000

Net Loss											(3,695,026)	(3,695,026)

Balance, June 30, 2004					150,785	152	4,224,664	-	-	-	(4,464,999)	(240,183)

Issuance of common stock for services:
July 9, 2004 at $1.60 per share					1,200	1	1,919					1,920
August 5, 2004 at $1.60 per share					1,200	1	1,919					1,920
August 5, 2004 at $3.00 per share					107,667	108	322,892					323,000
September 7, 2004 at $3.00 per share					33,333	33	99,967					100,000
September 7, 2004 at $1.60 per share					1,732	2	2,769					2,771
September 15, 2004 at $2.50 per share					70,433	70	176,013					176,083
September 15, 2004 at $35.00 per share					2,106	2	73,698					73,700

Continued on F-7

The accompanying notes are an integral part of these financial statements.
F6

Vinoble, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock	Paid-in	Subscription	Treasury	Escrowed	Accumulated
Continued from F-6	Series A	Par value	Series B	Par value	Shares	Par value	Capital	Receivable	Stock	Shares	Deficit	Total

December 14, 2004 at $.25 per share					2,022,982	2,023	503,723					505,746
December 14, 2004 at $.30 per share					550,552	551	164,615					165,166
December 14, 2004 at $.35 per share					40,476	40	14,126					14,166
December 14, 2004 at $.40 per share					30,000	30	11,970					12,000
December 28, 2004 at $.25 per share					100,000	100	24,900					25,000
December 28, 2004 at $.30 per share					397,222	397	118,769					119,167
December 29, 2004 at $.30 per share					61,111	61	18,272					18,333
December 29, 2004 at $.35 per share					42,857	43	14,957					15,000
January 10, 2005 at $ .75 per share					200,000	200	149,800					150,000
January 27, 2005 at $ .45 per share					300,000	300	134,700					135,000
February 14, 2005 at $ .50 per share					300,000	300	149,700					150,000
February 24, 2005 at $ .35 per share					600,000	600	209,400					210,000
February 24, 2005 at $ .65 per share					200,000	200	129,800					130,000
March 1, 2005 at $ .60 per share					300,000	300	179,700					180,000
March 3, 2005 at $ .50 per share					500,000	500	249,500					250,000
March 8, 2005 at $ .30 per share					400,000	400	119,600					120,000
March 8, 2005 at $ .35 per share					100,000	100	34,900					35,000
March 16, 2005 at $ .20 per share					200,000	200	39,800					40,000
April 1, 2005 at $.10 per share					500,000	500	49,500					50,000
April 1, 2005 at $.11 per share					800,000	800	87,200					88,000
April 1, 2005 at $.12 per share					500,000	500	59,500					60,000
April 13, 2005 at $.15 per share					600,000	600	89,400					90,000
April 29, 2005 at $.10 per share					130,000	130	12,870					13,000
April 29, 2005 at $.15 per share					250,000	250	37,250					37,500
April 29, 2005 at $.25 per share					400,000	400	99,600					100,000
June 2, 2005 at $.10 per share					4,520,000	4,520	447,480					452,000
June 14, 2005 at $.103 per share					242,225	242	24,758					25,000
June 23, 2005 at $.085 per share					352,941	353	29,647					30,000
June 23, 2005 at $.09 per share					500,000	500	44,500					45,000
June 23, 2005 at $.10 per share					100,000	100	9,900					10,000

Cancellation of common stock for services:
June 27, 2005 at $.25 per share					(120,000)	(120)	(29,880)					(30,000)

Continued on F-8

The accompanying notes are an integral part of these financial statements.
F7

Vinoble, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock	Paid-in	Subscription	Treasury	Escrowed	Accumulated
Continued from F-7	Series A	Par value	Series B	Par value	Shares	Par value	Capital	Receivable	Stock	Shares	Deficit	Total

Issuance of common stock for note payable with accrued interest:
July 27, 2004 at $3.50 per share					9,191	9	32,160					32,169
December 14, 2004 at $.06 per share					170,054	170	10,033					10,203

Issuance of common stock for related party payable:
December 14, 2004 at $.30 per share					22,362	22	6,686					6,709
December 29, 2004 at $.15 per share					141,624	142	21,102					21,244

Issuance of common stock for subscription receivable:
September 15, 2004 at $1.25 per share					400,000	400	499,600	(500,000)				-
December 14, 2004 at $.3125 per share					42,188	42	13,142					13,184

Rounding effects due to 1-for-500 Reverse Split on October 15, 2004					5,925	6	(6)					-

Payments received on subscription receivable:
September 13, 2004 at $1.25 per share								15,000				15,000
September 30, 2004 at $1.25 per share								5,000				5,000
October 13, 2004 at $.84 per share								13,800				13,800
October 28, 2004 at $.48 per share								10,000				10,000
November 17, 2004 at $.31 per share								10,000				10,000
February 17, 2005 at $.27 per share								25,000				25,000
March 8, 2005 at $.31 per share								2,269				2,269
April 5, 2005 at $.072 per share								287				287
April 18, 2005 at $.092 per share								320				320
May 2, 2005 at $.097 per share								10,219				10,219
May 6, 2005 at $.082 per share								322				322
June 2, 2005 at $.085 per share								2,246				2,246
June 3, 2005 at $.087 per share								7,500				7,500
June 15, 2005 at $.072 per share								566				566
June 20, 2005 at $.068 per share								235				235
June 28, 2005 at $.058 per share								276				276

Retired to Treasury Stock on September 22, 2004:							(89,190)		(810)			(90,000)

Issuance of common stock for acquisitions:
February 11, 2005 at $ .40 per share					12,500,000	12,500	4,987,500			(5,000,000)		-

Continued on F-9

The accompanying notes are an integral part of these financial statements.
F8

Vinoble, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preffered	Preferred	Preferred	Preferred	Common	Stock,	Paid-in	Subscription	Treasury	Escrowed	Accumulated
Continued from F-8	Series A	Par Value	Series B	Par Value	Shares	Par Value	Capital	Receivable	Stock	Shares	Deficit	Total

Commitment for the issuances of Series A Preferred stock for Inducement	100	-					5,515,581					5,515,581

Commitment for the issuances of Series A Preferred stock for Inducement			100	-			32					32

Net Loss											(9,355,631)	(9,355,631)

Balance, June 30, 2005	100	$-	100	$-	28,780,166	$28,780	$19,130,438	$(396,958)	$(810)	$(5,000,000)	$(13,820,630)	$(59,180)

The accompanying notes are an integral part of these financial statements.
F9

Vinoble, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended June 30, 2005 and 2004 and the Period
from July 1, 2001 - June 30, 2005

July 1, 2001
(inception) to
June 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,355,631)	$(3,695,026)	$(13,820,630)
Adjustments to reconcile net loss to net provided by
operating activities
Non-cash adjustments:
Effect of Merger	-	-	(27,717)
Provision for loss on receivable received in merger	-	-	200,000
Issuance of stock for services	3,777,805	3,630,602	7,749,337
Gain from extinguishment of debt	-	(83,000)	(83,000)
Gain from settlement of lawsuit	(90,415)	-	(90,415)
Issuance of stock for Accrued liabilities - related parties	175,034	-	175,034
Issuance of stock for Note payable with accrued interest	42,372	-	42,371
Issuance of stock for Subscription receivable	13,184	-	13,184
Commitment of Preffered stock for Cost of Inducement	5,515,613	-	5,515,613
Changes in:
Accounts receivable	-	(385)	(384)
Prepaid expenses	(94,085)	(209,282)	(316,667)
Accounts payable and accrued liabilities	34,300	109,442	229,845
Accrued liabilities - related parties	(90,850)	220	57,517
Accrued interest	8,908	-	8,908

NET CASH USED BY OPERATING ACTIVITIES	(63,765)	(247,429)	(347,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(14)	14	-
Payment received on subscription receivable	103,042	40,000	182,144
Offering costs	-	-	(3,102)
Notes payable	(39,225)	199,225	160,000
Proceeds from sale of common stock	-	100,000	125,000
Payment on Note payable - Hudson Consulting	-	(117,000)	(117,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	63,803	222,239	347,042

NET CHANGE IN CASH	38	(25,190)	38

CASH, beginning of period	-	25,190	-

CASH, end of period	$38	$-	$38

SUPPLEMENAL SCHEDULE OF NON-CASH INVESTING
ACTIVITIES:
Issuance of common stock for services	$3,040,037	$3,328,527

Issuance of common stock for prepaid services	$737,768	$302,075

Issuance of common stock for accrued liabilties - related parties	$175,034

Issuance of common stock for notes payable with accrued interest	$42,372

Commitment of preferred stock for cost of inducement	$5,515,613

Issuance of common stock for subscription receivable	$500,000

The accompanying notes are an integral part of these financial statements.
F10

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

Vinoble, Inc. (the "Company"), a Delaware corporation, is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30.

The Company has focused efforts on identifying and evaluating business opportunities for acquisition or merger to provide long-term growth for its shareholders and to meet its objective of attaining a listing on a national exchange. The Company's strategy is targeted at homeland security, security information systems, and other security services. Specifically, the Company is pursuing assets, businesses, and strategic partners in the Radio Frequency Identification (“RFID”) and Global Position Systems (“GPS”) sectors which will enable us to offer end to end solutions for the tracking, management, and monitoring of both mobile and non-mobile assets. The Company plans to initiate testing of its applications in the Mining and in the Oil and Gas industries where advanced technologies are needed to track personnel and equipment, as well as to monitor the safety of product, equipment and human assets.

There can be no assurance that the results of the due diligence will be satisfactory or that acquisitions and strategic partner relationships will be consummated. Further, if consummated, there can be no assurance that the businesses and assets will be successfully integrated into the Company's operations.

Business Recapitalization and Restatement
-----------------------------------------

On November 19, 2004, the Company effected a one-for-500 reverse split as approved by a majority of the holders of common stock by written consent as part of its strategy to obtain a listing on a national exchange. Concurrently, the Company changed its name from Ohana Enterprises, Inc. to Vinoble, Inc. All share numbers and values have been retroactively restated for purposes of comparison.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company has reviewed SFAS 148 and its adoption did not have a material effect on its financial statements.

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued from Page F-11)

Valuation of the Company's Common Stock
---------------------------------------

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at fair value of the consideration received or at the market value of the Company's common stock on the date the transaction was entered into.

Stock Split
------------

The Board of Directors declared a one-for-500 reverse stock split effective November 19, 2004. All per-share amounts and number of shares outstanding in this report have been restated retroactively.

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

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued from Page F-12)

Recently Issued Accounting Pronouncements
-----------------------------------------

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs— An Amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing [June 1953]”, to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage].  Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges].   SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS 151 did not impact the financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—An Amendment of FASB Statements No. 66 and 67”.  SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2.  SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (1) incidental operations and (2) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance of SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets— An Amendment of APB Opinion No.29”.  SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of SFAS 153 did not impact the financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

2. GOING CONCERN AND MANAGEMENT PLANS

The Company has not had any revenues and has experienced operating losses since inception primarily caused by its continued development and marketing costs. As shown in the accompanying financial statements, the Company incurred a net loss of $9,355,631 for the year ended June 30, 2005 and as of June 30, 2005

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

2. GOING CONCERN AND MANAGEMENT PLANS (continued from Page F-13)

has an accumulated deficit of $13,820,630. Those factors create an uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company entered into an agreement with GarcyCo Capital Corp. (“GCCC”) as of September 14, 2004 for aggregate consideration of $500,000 to be paid in quarterly installments in exchange for a minimum of 400,000 shares of Vinoble common stock (See Note 9. Subscription Receivables). As of June 30, 2005, the Company has received an aggregate of a $103,042. GCCC was delinquent on $46,958 of its June 30th installment, however, as of the date of this filing GCCC is current on its payments under the agreement. Management of the intends to seek additional financing by capitalizing on the value of a recently acquired asset. (See Note. 12. Subsequent Events). The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, acquiring or merging with another business entity, developing significant revenues and ultimately attaining profitable operations.

3. INCOME TAXES

Income taxes are provided pursuant to SFAS No. 109 Accounting for Income Taxes. This statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carryforward is not probable at June 30, 2005, the tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

The composition of the Company's deferred tax assets and the tax effects of temporary differences and carryforwards that give rise to deferred assets are as follows June 30, 2005:

Deferred tax assets:

Net operating loss carryforwards	$3,197,654
-----------

Gross deferred tax assets	3,197,654
Valuation allowance	(3,197,654)
-----------

Net deferred tax assets	$--
===========

The components of deferred income tax were as follows:

Temporary differences:

Net operating loss carryforward	$2,172,927
Increase in valuation allowance	(2,172,927)
---------
$--
===========

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

3. INCOME TAXES (continued from F-14)

No provision for income taxes has been recorded from inception (July 1, 2001) through June 30, 2005, as the Company has incurred losses during those periods.

The Company has approximately $13,800,000 of federal and $6,900,000 of state net loss carryforwards available to reduce future federal and state tax liabilities which will begin to expire in 2022 and 2013, respectively.

4. RELATED PARTY PAYABLES

As of June 30, 2005, the Company owes a total of $57,517 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $10,000 owed to Isaac Simmons and Kathyrn A. Christmann, parents of Catherine Thompson, the Company's Chief Financial Officer, as reimbursement for legal fees paid in the litigation against Hudson Consulting Group, Inc. and $24,873 owed to Joseph Lively, the Company's Former Chief Executive Officer, for his compensation for the period of March - May 13, 2005, the date of termination of his employment.

Additionally, the Company agreed to reimburse Ms. Thompson and Mr. Lively for out of pocket expenses incurred on behalf of the Company. Currently, the Company owes an aggregate $ 22,645 for such expenses, including $19,650 to Ms. Thompson and $2,995 to Mr. Lively, which are included in Accrued expenses.

5. NOTES PAYABLE WITH ACCRUED INTEREST

The Company obtained financing in the form of a line-of-credit for up to $30,000, which matured on June 30, 2004. Interest accrued at 20% per annum and was payable on or before June 30, 2004. Per the agreement, the Company, at its discretion, elected to settle the Note with the issuance of restricted common stock at a discount of 30% to the average bid price for the last 10 days prior to conversion. The outstanding balance on the line-of-credit, including interest payable, at July 27, 2004, the date of conversion, was $31,661. The Note was converted into 9,191 shares of restricted common stock, par $ .001, on July 27, 2004.

The Company obtained a second line-of-credit financing from the same party above described for an amount up to $15,000, which matured on September 30, 2004. Interest accrued at 12% per annum and was payable on or before maturity. Per the agreement, the Company, at its discretion, elected to settle the line-of-credit with the issuance of restricted common stock at a discount of 30% to the average bid price for the last 10 days prior to conversion. The outstanding balance on the line-of-credit, including interest payable, at November 20, 2004, the date of conversion, was $10,203. The Note was converted into 170,054 shares of restricted common stock, par $ .001, on December 14, 2004.

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

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

6. NOTE PAYABLE - INTERACTIVE IDEAS CONSULTING GROUP (continued from Page F-15)

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

The Company believes that there is a sufficient basis on which to dispute the amounts of principal and interest of the Note. As such, the Company has accrued interest through the maturity date, May 26, 2005, in the amount of $12,800; no amounts for interest have been accrued beyond that date. As of the date of this filing the Company has not converted the Note and IICG has not requested a conversion.

7. CONVERTIBLE PREFERRED STOCK, COMMITTED

The Company has entered into an Agreement and Plan of Reorganization ("Agreement") with GCCC which will facilitate the Company's acquisition plan. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's common stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common stock issued by Vinoble. Additionally, GCCC is to be issued 100 shares of non-revocable, Vinoble Series A Convertible Preferred Stock and 100 shares of non-revocable, Vinoble Series B Preferred Stock.

The Company has 10,000,000 shares of $.001 par value Preferred Stock authorized. Pursuant to the Agreement with GCCC, the Company has committed to the issuance of 100 shares of non-revocable, Series A Convertible Preferred Stock ("Series A") and 100 shares of non-revocable, Series B Convertible Preferred Stock ("Series B") as of February 11, 2005 as cost of inducement for GCCC to sell certain assets and businesses to the Company and for Mr. Lively to accept the position of CEO of the Company. The Series A shall convert into 50.1% of Vinoble's Common stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A shall have one vote per share until said shares are retired at time of conversion. The Series B shall convert into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share of Series B shall be entitled to 1,000,000 votes until such shares are converted into Common Stock.  The Certificates of Determination for the Series A and Series B are being prepared and will be filed with the State of Delaware. As of the date of this filing it is uncertain as to whether all or any of the obligations under the Agreement will be fulfilled.

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

7. CONVERTIBLE PREFERRED STOCK, COMMITTED (continued from F-16)

Both the Series A and Series B issuances are valued as if converted on the effective date of the Agreement, February 11, 2005. On that date the Company had 17,405,000 shares of common stock issued and outstanding, valued at $5,493,563. Conversion of the Series A to equate to 50.1% of the total issued and outstanding Common stock would require the issuance of 17,474,760 shares for a total of 34,879,760 shares of Common stock issued and outstanding. The value of the 17,464,760 shares at the average price per share of $.32 on February 11, 2005, is $5,515,581. Similarly, the 100 shares of Series B converts 1 for 1 to 100 shares of Common stock valued at $32. The par value of the Preferred stock for each Series A and Series B is $.001 and, therefore, for 100 shares, the value is negligible for purposes of financial statement presentation. The balances of $5,515,581 and $32 are included in Additional paid-in capital.

8. ESCROWED SHARES

In accordance with the Agreement, the Company issued 12,500,000 shares of Common stock in the name of GCCC for the purposes of acquiring businesses and assets as identified by GCCC and the Company. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common stock issued by the Company. The shares were valued at $.40 for an aggregate value of $5,000,000 and are held in escrow to be paid out as required to execute the acquisitions.

9. SUBSCRIPTION RECEIVABLES

On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock, post-split, to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares were to be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10-day trailing closing price of the Company's common stock at the time of each payment. As of December 31, 2004, the Company had received $50,000 of the first installment due on October 15, 2004 and $3,800 to be applied to the next installment of $50,000 due on March 31, 2005. The March 31st installment was delinquent and was completed on June 3, 2005. As of June 30, 2005, the Company has received $3,042 of the $50,000 installment due. In aggregate, as of June 30, 2005, the Company has received $103,042 at an average price of $.24 per share causing the delivery of the 442,226 shares issued, including the 400,000 shares originally issued and the 42,226 shares that were issued to restore the value of the escrow account per the SPA on December 14, 2004. Furthermore, in accordance with the terms of the SPA, the Company owed GCCC a balance of 378,187 shares of Company common stock for the investments received. (See Note 12. Subsequent Events).

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

10. MANAGEMENT EMPLOYMENT CONTRACTS

The Company, from time to time, enters into consulting agreements with members of Company management. As of June 30, 2005, the Company has an Employment Agreement in effect with Catherine Thompson to be employed in the capacity of Chief Financial Officer, Vice President of Finance and Secretary of the Company and of two wholly owned subsidiaries which the Company plans to create. The Company and Ms. Thompson entered into the Employment Agreement on December 14, 2004. The agreement establishes a base salary for Ms. Thompson of $140,000 beginning January 1, 2005 to be paid in monthly installments of common stock beginning July 1, 2005. The number of shares issued each month is to be based on the closing bid price at the time of issuance; two thirds of said shares shall be registered under Section 8 of the Securities and Exchange Act of 1933 and one third shall be issued as restricted.
(See Note 12. Subsequent Events). The term of the agreement is from January 1, 2005 - December 31, 2007.

11. LITIGATION

The Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against its former CEO, Gerard Nolan, on March 19, 2004, alleging claims of breach of fiduciary duty, fraud and deceit, and conversion, and the Company was seeking damages. On September 22, 2004, the Company and Mr. Nolan executed a settlement agreement and general release, and Mr. Nolan assigned to the Company all rights and ownership to an aggregate of 1,620 shares of Vinoble common stock previously issued to him and registered pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended.

12. SUBSEQUENT EVENTS

On July 1, 2005, the Company amended the Employment Agreement with Catherine Thompson to pay her stock based salary compensation on a bi-annual basis rather than on a monthly basis for cost and efficiency purposes. Ms. Thompson was issued 700,000 shares of common stock valued at $.10 per share on July 15, 2005 for her compensation through December 31, 2005.

On September 9, 2005, the Company entered into a non-binding Memorandum of Understanding (“MOU”)with Sun Oil and Gas Corp. of Vancouver, British Columbia, Canada, for the purchase of an interest in a specific oil and gas prospect located in Louisiana. Per the terms of the MOU, Vinoble would commit $135,000 for its interest in the development of the project.

At June 30, 2005, the Company had received $3,042 of the $50,000 installment due from the GCCC Stock Purchase Agreement (“SPA”). As of the date of this filing, the Company has received the amounts owed on both the June 30 and September 30 installments. We have received an aggregate of $205,562 in

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

12. SUBSEQUENT EVENTS (continued from F-18)

financing from the SPA to date and we have delivered 2,357,857 shares of common stock as calculated at a 37.5% discount to the 10-day trailing closing price of the Company's common stock at the time of each payment per the terms of the SPA. Additionally, on October 7, 2005, the Company issued 3,271,536 restricted shares at $ .09 per share to restore the equity of the escrow account to $ 294,438.

In the period from June 30, 2005 to October 7, 2005, the Company issued 16,818,799 shares of common stock for services and for the SPA with GCCC.

On October 10, 2005, the Company excecuted a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas' 98% interest in the Hazard Lake Property in Ontario, Canada.  The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009.  Additionally the Company will issue 2,000,000 shares of common shares to Overseas, valued at $200,000.