Form 10QSB
period 2005-09-30
VINOBLE INC.
filed 2005-11-21
CIK 30966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended September 30, 2005

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________to ____________.

Commission file number 001-07894

VINOBLE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2312900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23852 Pacific Coast Highway, #167	90265
(Address of principal executive offices)	(Zip Code)

(310) 456-3199
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all the reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_ No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes _X_ No __

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of November 14, 2005 was 49,934,440.

Transitional Small Business Disclosure Format (Check one):    Yes __ No _X_

VINOBLE, INC.

INDEX

PART I -	FINANCIAL INFORMATION	F-1

ITEM 1.	FINANCIAL STATEMENTS	F-1
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	1
ITEM 3.	CONTROLS AND PROCEDURES	11
		11
PART II -	OTHER INFORMATION

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(a)	Financial Statements	Page
---
	Balance Sheets (Unaudited) as of June 30 and September 30, 2005	F-1

	Statements of Operations (Unaudited) For the Quarter	F-2
Ended September 30, 2004 and 2005, and from Inception (July 1, 2001) to
September 30, 2005

Statements of Cash Flows (Unaudited) For the Quarter Ended	F-3
September 30, 2004 and 2005, and from Inception (July 1, 2001) to
September 30, 2005	F-5

Notes to Financial Statements

Vinoble, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2005	2005
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$38	$-
Prepaid expenses	396,667	387,667
Deferred acquisition cost	-	52,000
Other assets	384	384

Total Current Assets	397,089	440,051

TOTAL ASSETS	$397,089	$440,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$225,952	$206,955
Accrued liabilities - related parties	57,517	61,771
Bank overdraft	-	9,711
Notes payable with accrued interest - Interactive
Ideas Consulting Group	172,800	172,800

Total Current Liabilities	456,269	451,237

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 10,000,000 shares authorized
Series A Preferred Stock, committed, nil and 100 shares
issued and outstanding, respectively	-	-
Series B Preferred Stock, committed, nil and 100 shares
issued and outstanding, respectively	-	-
Common stock, $.001 par value, 400,000,000 shares
authorized; 28,770,166 and 35,831,798 shares, respectively,
issued and outstanding	28,780	35,832
Additional paid-in capital	19,130,438	19,777,386
Stock subscription receivable	(396,958)	(321,809)
Escrowed shares	(5,000,000)	(5,000,000)
Treasury stock, 1,620 shares	(810)	(810)
Accumulated deficit	(13,820,630)	(14,501,785)

Total Stockholders’ Equity (Deficit)	(59,180)	(11,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$397,089	$440,051

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Statements of Operations

			From Inception
	Quarter Ended		(July 1, 2001)
	September 30,		to September 30,
	2004	2005	2005
	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$246,086	$681,154	$14,385,721

Loss from operations	(246,086)	(681,154)	(14,385,721)

Other income and expenses
Gain from extinguishments
of debt	-	-	83,000

Gain from settlement of
lawsuit	90,415	-	90,415

Interest expense	(4,007)	-	(16,954)

Net Loss from continuing
operations after other income	(159,678)	(681,154)	(14,228,760)

Loss on disposal of Visual
Interviews, Inc., less
applicable taxes	-	-	(73,025)

	(159,678)	(681,154)	(14,301,785)

Provision for loss on related
parties notes receivable	-	-	(200,000)

Net Loss	$(159,678)	$(681,154)	$(14,501,785)

Basic weighted average number
of common shares
outstanding	310,438	32,145,325

Net Loss per common share,
basic	$(0.51)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
	Quarter Ended		July 1, 2001
	September 30,		to September 30,
	2004	2005	2005
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(159,678)	$(681,154)	$(14,501,785)
Adjustments to reconcile net loss to net
provided by operating activities
Non-cash adjustments:
Effect of merger	-	-	(27,717)
Provision for loss on receivable
received in merger	-	-	200,000
Issuance of stock for services	691,155	654,000	8,403,337
Gain from extinguishments of debt	-	-	(83,000)
Gain from settlement of lawsuit	(90,415)	-	(90,415)
Issuance of stock for accrued liabilities -
related-parties	-	-	175,034
Issuance of stock for notes payable with
accrued interest	32,168	-	42,371
Issuance of stock for subscription
receivable	-	-	13,184
Issuance of stock for deferred cost of
acquisition	-	-	5,515,613
Changes in:
Accounts receivable	-	-	(384)
Prepaid expenses	(274,736)	9,000	(307,667)
Deferred cost of acquisition	(126,601)	(52,000)	(52,000)
Accounts payable and accrued liabilities	(14,372)	(18,997)	210,848
Accrued liabilities - related parties	(48,899)	4,254	61,771
Accrued interest	525	-	8,907
NET CASH USED BY OPERATING
ACTIVITIES	9,147	(84,898)	(431,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(14)	9,711	9,711
Payment received on subscription receivable	20,000	75,149	257,293
Offering costs	-	-	(3,102)
Notes payable	(29,125)	-	160,000
Proceeds from sale of common stock	-	-	125,000
Payment on note payable - Hudson
Consulting Group, Inc.	-	-	(117,000)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	(9,139)	84,860	431,901

NET CHANGE IN CASH	8	(38)	-

Cash, beginning of period	-	38	-

Cash, end of period	$8	$-	$-
Table continued, page F-4

	Quarter Ended
	September 30,
	2004	2005
SUPPLEMENTAL SCHEDULE OF NON-	(Unaudited)	(Unaudited)
CASH INVESTING ACTIVITIES:
Issuance of common stock for services	$318,655	$281,333
Issuance of common stock for prepaid
services	$372,500	$372,667
Issuance of common stock for notes
payable with accrued interest	$32,168

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

1. ORGANIZATION AND BUSINESS

Vinoble, Inc. ("Vinoble" or the "Company"), a Delaware corporation, is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30.

The Company has been engaged in a series of transactions and restructurings designed to acquire assets or an existing business for acquisition or merger to provide long-term growth for its shareholders. The Company’s search for an operating business or assets for acquisition was facilitated in September 2004 by the consummation of a significant investment in the Company by a strategic partner, GarcyCo Capital Corp. ("GCCC"). (See Note 8. Subscription Receivables).

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

In furtherance of its acquisition strategy, in December 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with GCCC. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's common stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. (See Note 7. Escrowed Shares). Additionally, the Company has committed to issue to GCCC 100 shares of the Company’s Series A Convertible Preferred Stock and 100 shares of Series B Preferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Vinoble's common stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of common stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into common stock. To date, neither the Series A Convertible Preferred Stock nor the Series B Convertible Preferred Stock has been issued, however, the Company anticipates the issuance of the Series A and Series B Convertible Preferred Stock in the immediate future. (See Note 6. Convertible Preferred Stock, Committed).

The Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), on October 10, 2005, for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Additionally the Company has issued 2,000,000 shares of common shares to Overseas, valued at $200,000. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the Agreement.

The Hazard Lake Property lies within the Archean Birch-Uchi Greenstone Belt of the western Uchi Subprovince of NW Ontario, in an area known as the Red Lake Mining District. The Red Lake district is a well known mining camp based on Archean greenstone rocks which contains Placer Dome's old Campbell mine and Goldcorp's Red Lake mine which is described as the lowest cost, highest grade mine in the world. The property consists of 3 unpatented claims, all of which are in good standing, with an aggregate area of approximately 355 hectares.

Vinoble, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

1. ORGANIZATION AND BUSINESS (Continued from F-5)

The Company and GCCC are currently reviewing a proposal for an exploration program which would be aimed at confirming the presence of the gold mineralization previously intersected at the Northgate Occurrence, determining the shape and orientation of the gold-mineralized zones, and extending knowledge of the known mineralization, both along strike and at depth. Due to the weather in the region, the primary season for exploration is between June and October.

On November 15, 2005, the Company executed a Letter Agreement with Sterling Grant Capital Inc. (formerly Sun Oil and Gas Corp.) to purchase a minority interest in an oil prospect property. (See Note 9. Subsequent Events). The  property is the Clovelly Prospect which is located in southeast Louisiana in the Lafourche Parish. The property is scheduled to go into production in December 2005. The Company sees this transaction as an opportunity to enter into the oil and gas sector at a reasonable cost . Moreover, this opportunity will allow Vinoble to participate in a venture that will not only provide the Company an ability to test and demonstrate Radio Frequency Identification (“RFID”) and Global Positioning System (“GPS”) applications, but may also offer potential returns.

The Company anticipates the need for the convergence and use of RFID, GPS and other technologies such as biometrics as a solution for safeguarding physical and human assets. RFID and GPS technologies may be valuable tools that may offer protection of our country's natural resources and commodities against threat. Preservation of these materials and fuels is important to the safety of U.S. industry and economy. With the acquisitions of the Hazard Lake and Clovelly Prospect properties, the Company may be in a position to capitalize on the strengths of the current gold mining market and the oil and gas market. Additionally, both properties may serve as testing grounds for RFID and GPS applications.

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

Vinoble, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

1. ORGANIZATION AND BUSINESS (Continued from F-6)

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

In the opinion of management, the unaudited interim financial statements for the quarterly period ended September 30, 2005, are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the quarter ended September 30, 2005 are not necessarily indicative of the results of operations for the full year ending June 30, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3. DEFERRED COST OF ACQUISITION

As of September 30, 2005, the Company has accumulated $52,000 in acquisition costs. The amount is part of the $67,000 non-refundable cash deposit to be paid pursuant to the terms of the purchase agreement for the acquisition of the Hazard Lake Property. The purchase agreement was executed on October 10, 2005.

4. RELATED PARTY PAYABLES

As of September 30, 2005, the Company owes a total of $61,771 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $10,000 owed to Isaac Simmons and Kathyrn A. Christmann, parents of Catherine Thompson, as reimbursement for legal fees paid in the litigation against Hudson Consulting Group, Inc. and $24,473 owed to Joseph Lively, the Company's Former Chief Executive Officer, for his compensation for the period of March - May 13, 2005, the date of termination of his employment.

Additionally, Vinoble agreed to reimburse Ms. Thompson and Mr. Lively for out of pocket expenses incurred on behalf of Vinoble. Currently, the Company owes in aggregate $ 37,299, including $24,304 to Ms. Thompson and $2,995 to Mr. Lively for out of pocket expenses incurred on behalf of the Company.

Vinoble, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

 5. NOTE PAYABLE - INTERACTIVE IDEAS CONSULTING GROUP

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

6. CONVERTIBLE PREFERRED STOCK, COMMITTED

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

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

6. CONVERTIBLE PREFERRED STOCK, COMMITTED (Continued from F-8)

The Company has 10,000,000 shares of $.001 par value Preferred Stock authorized. Pursuant to the Agreement with GCCC, the Company has committed to the issuance of 100 shares of non-revocable, Series A Convertible Preferred Stock ("Series A") and 100 shares of non-revocable, Series B Convertible Preferred Stock ("Series B") as of February 11, 2005 as cost of inducement for GCCC to sell certain assets and businesses to the Company. The Series A shall convert into 50.1% of Vinoble's Common stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A shall have one vote per share until said shares are retired at time of conversion. The Series B shall convert into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share of Series B shall be entitled to 1,000,000 votes until such shares are converted into Common Stock.  The Certificates of Determination for the Series A and Series B are being prepared and will be filed with the State of Delaware. As of the date of this filing it is uncertain as to whether all of the obligations under the Agreement will be fulfilled. (See Note 9. Subsequent Events).

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

7. ESCROWED SHARES

In accordance with the Agreement, the Company issued 12,500,000 shares of Common stock in the name of GCCC for the purposes of acquiring businesses and assets as identified by GCCC and the Company. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common stock issued by the Company. The shares were valued at $.40 for an aggregate value of $5,000,000 and are held in escrow to be paid out as required to execute the acquisitions. (See Note 9. Subsequent Events).

8. SUBSCRIPTION RECEIVABLES

On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock, post-split, to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares were to be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

8. SUBSCRIPTION RECEIVABLES (Continued from F-9)

unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10-day trailing closing price of the Company's common stock at the time of each payment. As of December 31, 2004, the Company had received $50,000 of the first installment due on October 15, 2004 and $3,800 to be applied to the next installment of $50,000 due on March 31, 2005. The March 31st installment was delinquent and was completed on June 3, 2005. The June 30th installment was also delinquent and was completed on September 1, 2005. In aggregate, as of September 30, 2005, the Company has received $178,191 at an average price of $.10 per share causing the delivery of the 442,226 shares issued, including the 400,000 shares originally issued and the 42,226 shares that were issued to restore the value of the escrow account per the SPA on December 14, 2004. Furthermore, in accordance with the terms of the SPA, the Company owed GCCC a balance of 1,423,101 shares of Company common stock for the investments received. (See Note 9. Subsequent Events).

9. SUBSEQUENT EVENTS

At September 30, 2005, the Company had received $28,191 of the $50,000 installment due from the GCCC Stock Purchase Agreement (“SPA”), and received the balance on October 3, 2005. To date, the Company has received an aggregate of $216,905 in financing from the SPA to date and has delivered 2,633,352 shares of common stock as calculated at a 37.5% discount to the 10-day trailing closing price of the Company's common stock at the time of each payment per the terms of the SPA. The balance of $33,095 remains due on the December 31st installment. On October 7, 2005, the Company issued 3,271,536 restricted shares at $ .09 per share to restore the equity of the escrow account to $ 294,438.

In the period from September 30, 2005 to November 14, 2005, the Company issued 14,102,642shares of common stock for services and for the SPA with GCCC.

On October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas' 98% interest in the Hazard Lake Property in Ontario, Canada.  The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009.  Additionally the Company has issued 2,000,000 shares of common shares to Overseas, valued at $200,000. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the Agreement.

On November 15, 2005, the Company executed a Letter Agreement (the “Letter Agreement”) with Sterling Grant Capital Inc. (formerly Sun Oil and Gas Corp.) to purchase a 5% minority interest in an oil prospect property. The property is the Clovelly Prospect which is located in southeast Louisiana in the Lafourche Parish. The Letter Agreement calls for an aggregate purchase price of $115,000, of which $15,000 is to be paid in cash and the balance of $100,000 is to be paid with the issuance of 2,000,000 shares of registered common stock. The deposit of $15,000 is to be paid by December 2, 2005 and is not refundable except in the event of significant title defects.  Per the terms of the Letter Agreement, the transfer and sale is subject to the approval by the operator for the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD- -LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2005, ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.

PLAN OF OPERATION

BACKGROUND

The Company emerged from bankruptcy in 1999 as Erly Industries, Inc. For the past seven years, the Company has been engaged in a series of transactions and restructurings designed to acquire assets or an existing business.

The Company’s search for an operating business or assets for acquisition. was facilitated in September 2004 by the consummation of a significant investment in the Company by a strategic partner. On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. At September 14, 2004, the 400,000 shares issued to GCCC equaled approximately 56.7% of the Company’s issued and outstanding common stock. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. Therefore, it was conteplated that the Company might have to issue additional shares of common stock to meet its contractual commitment to GCCC.

As part of the consideration for the SPA, GCCC was given the right to elect one Board member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through December 31, 2007. To date, GCCC has not elected a representative to the Board of Directors of Vinoble.

As of October 10, 2005, the Company had received an aggregate of $205,562 from GCCC for the issuance to GCCC of an aggregate of 2,357,857 shares of common stock (including an additional 1,957,857 shares issued pursuant to the price calculation terms of the SPA). In addition, the Company issued 3,271,536 additional common shares, at a value of $0.09 per share, to restore the equity of the escrow account to $294,438. As of the date of this filing, GCCC is current with its payments under the SPA. The Company has received $216,905 in aggregate from GCCC with a balance of $33,095 to be paid by December 31, 2005.

The Company effected a 1 for 500 reverse stock split to all shareholders of record as of October 15, 2004. The reverse stock split was designed to facilitate the Company’s acquisition strategy.

In furtherance of its acquisition strategy, in December 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with GCCC. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's common stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares. Additionally, the Company has committed to issue to GCCC 100 shares of the Company’s Series A Convertible Preferred Stock and 100 shares of Series B Preferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Vinoble's common stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of common stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into common stock. To date, neither the Series A Convertible Preferred Stock nor the Series B Convertible Preferred Stock has been issued, however, the Certificates of Determination are being prepared and will be filed with the State of Delaware in the immediate future.

On October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Additionally the Company has issued 2,000,000 shares of common shares to Overseas, valued at $200,000. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the Agreement.

The Hazard Lake Property lies within the Archean Birch-Uchi Greenstone Belt of the western Uchi Subprovince of NW Ontario, in an area known as the Red Lake Mining District. The Red Lake district is a well known mining camp based on Archean greenstone rocks which contains Placer Dome's old Campbell mine and Goldcorp's Red Lake mine which is described as the lowest cost, highest grade mine in the world. The property consists of 3 unpatented claims, all of which are in good standing, with an aggregate area of approximately 355 hectares.

The most significant mineralization discovered on the Hazard Lake property to date is at the Northgate and Milberry occurrences. Records at the Red Lake Resident Geologist Office of the Ontario Ministry of Northern Development and Mines indicate activity on the property dating to 1937. The Northgate Occurrence was discovered in 1959. It tested with one hole intersecting 0.4 ounces per ton Au over 3.3 feet at 500 feet deep. At the time, the resource was calculated to be 64,600 tons grading 0.28 ounces gold per ton (g/t). This resource constitutes a “historical resource” in the context of N.I. 43-101. Those claims were then taken to lease. The mineralization at the Milberry Occurrence is believed to be the extension of the Hill-Sloan-Tivy vein north of the property. In 1969, mapping with a ground magnetic survey traced the vein for a length of 228 meters. Drilling on the Milberry Occurrence has returned assays up to 107.31 g/t Au over 0.91 meters, 151.54 g/t over 0.67 meters, 81.94 g/t over .76 meters, and 44.29 g/t Au over .91 meters. In 1981 and 1982, geological mapping and surveys were conducted using magnetics and VLF-EM; soil/humus sampling was also performed. There has been no further activity on the property recorded since 1982.

The Company and GCCC are currently reviewing a proposal for an exploration program which would be aimed at confirming the presence of the gold mineralization previously intersected at the Northgate Occurrence, determining the shape and orientation of the gold-mineralized zones, and extending knowledge of the known mineralization, both along strike and at depth. Due to the weather, the primary season for exploration is between June and October.

On November 15, 2005, the Company executed a Letter Agreement (the “Letter Agreement”) with Sterling Grant Capital Inc. (formerly Sun Oil and Gas Corp.) to purchase a 5% minority interest in an oil prospect property. The property is the Clovelly Prospect which is located in southeast Louisiana in the Lafourche Parish. The Letter Agreement calls for an aggregate purchase price of $115,000, of which $15,000 is to be paid in cash and the balance of $100,000 is to be paid with the issuance of 2,000,000 shares of registered common stock. The deposit of $15,000 is to be paid by December 2, 2005 and is not refundable except in the event of significant title defects.  Per the terms of the Letter Agreement, the transfer and sale is subject to the approval by the operator for the property.

The Clovelly Prospect is a late piercement salt dome that traps hydrocarbon from late to middle Miocene time. Since its discovery, the field has produced in excess of 30 MMBO (million barrels of oil) and 200 BCFG (billion cubic feet of gas). Reservoirs typically exhibit moderate water drives and benefit from water and/or gas injection. The eastern flank of the field has been redeveloped with additional drilling and water injection. The property is scheduled to go into production in December 2005. The Company sees this transaction as an opportunity to enter into the Oil and Gas Sector at a cost that is approachable. Moreover, this opportunity will allow Vinoble to participate in a venture that will not only provide the Company an ability to test and demonstrate Radio Frequency Identification (“RFID”) and Global Positioning Systems (“GPS”) applications, but may also offer potential profitable returns.

With the acquisitions of these properties, the Company is in position to capitalize on the strengths of the current gold mining market and the oil and gas market. While oil prices remain high and gold has achieved an 18 year peak at over $485 per ounce, these are two strong markets where demand is high and additional supply is necessary to satisfy the demand. Additionally, both properties may serve as testing grounds for RFID and GPS applications. The Company anticipates the need for the convergence and use of RFID, satellite communications such as GPS and other technologies such as biometrics as a solution for safeguarding physical and human assets. RFID and GPS technologies may be valuable tools that may offer protection of our country's natural resources and commodities against threat. Preservation of these materials and fuels is important to the safety of U.S. industry and economy.

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

RESULTS OF OPERATIONS

  The Quarter Ended September 30, 2005 Compared To The Quarter Ended September 30, 2004

  Revenues. The Company did not generate any revenue in the quarterly periods ended September 30, 2005 and 2004. Since the cessation of all activities of Visual Interviews, the Company’s wholly-owned subsidiary (“VI”) in October 2003 due to the lack of operating capital, the Company's focus has been on the evaluation and selection of an existing business to effect a merger or acquisition. At June 30, 2004, the Company discontinued VI's operations and recognized a loss, less applicable taxes, of $73,025. The Company has been in the developmental stage since July 2001.

  General and Administrative Expenses. The Company incurred $681,154 in general and administrative expenses for the quarter ended September 30, 2005, compared to $246,086 for the quarter ended September 30, 2004. The increases in 2005 were due primarily to expenses incurred to facilitate the growth of Vinoble through acquisition and fundraising efforts.

  Included in general and administrative expense for the quarter ended September 30, 2005 was $281,333 of expense related to the issuance of an aggregate of 2,984,965 shares of common stock to consultants in lieu of cash compensation. In addition, $396,667 of expense was related to the issuance of 3,966,667 shares, for prepaid consulting expenses. At September 30, 2005, the Company had no cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered.

  Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception as it has been a development stage company.

  Gain from Settlement of Lawsuit. In the quarter ended September 30, 2004, the Company settled litigation with Gerard Nolan, its former Chief Executive Officer, in which Mr. Nolan assigned to the Company all rights and ownership in 1,620 shares of the Company's common stock. The settlement and assignment resulted in a gain of $90,415. No such gain was recognized in the quarter ended September 30, 2005.

  Interest Expense. The Company recognized no interest expense in the quarter ended September 30, 2005, compared to $4,007 in the quarter ended September 30, 2004, representing interest on borrowings during the period.

  Net Loss. As a result of the foregoing factors, the Company's net loss increased to $681,154 for the quarter ended September 30, 2005, compared to a net loss of $159,678 for the quarter ended September 30, 2004. The net loss per share was $0.02 for the quarterly period ended September 30, 2005, compared to a net loss per shares of $.51 for the quarterly period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has an immediate need for capital. At September 30, 2005, the Company had no cash or cash equivalents and virtually no cash or cash equivalents at June 30, 2005. The Company used $84,898 in net cash for operating activities during the quarter ended September 30, 2005, compared with $9,147 in net cash provided by operating activities during the quarter ended September 30, 2004. The cash used by operating activities during the quarter ended September 30, 2005 was largely due to non-cash gains of $654,000 reflecting the issuance of stock for services and prepaid services offset by other changes affecting net cash used by operating activities at September 30, 2005. These other changes included a decrease in accrued liabilities of $18,997 and an increase of $52,000 in deferred cost of acquisition offset by a decrease in prepaid expenses of $9,000, and an increase in accrued liabilities - related parties of $4,254. The cash provided by operating activities during the quarter ended September 30, 2004 was largely due to non-cash gains of $691,155 reflecting the issuance of stock for services and prepaid services and $32,168 from the issuance of stock for a note payable (including accrued interest) and accrued interest of $ 525. These gains were offset by non-cash adjustments of $90,415 from the return of stock to treasury as a result of a settlement with the Company's former chief executive officer and from the write-off of the balance owed for a related party payable in the amount of $415. Other changes affecting cash for the quarter ended September 30, 2004 include increases in prepaid expenses of $274,736 and in deferred cost of acquisition of $126,601 and decreases in accounts payable and accrued liabilities of $14,372 and in accrued liabilities - related parties of $48,899.

  The Company did not utilize cash for investing activities during either of the quarters ended September 30, 2005 or 2004. Financing activities provided $84,860 of cash during the quarter ended September 30, 2005, consisting primarily of $75,149 in proceeds from the subscription receivable to GCCC and a bank overdraft of $9,711. During the quarter ended September 30, 2004, financing activities cost the Company $9,139 in cash, resulting from proceeds of $20,000 received on the subscription receivable to GCCC offset by payment on a note payable of $29,125.

  The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $681,154 for the quarter ended September 30, 2005. Since inception, the Company has incurred a net loss of $14,501,785. Primarily as a result of these recurring losses, Vinoble's independent certified public accountants modified their report on the June 30, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

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

On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar qontuarter from and after March 15, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through December 31, 2007. Currently, GCCC has not elected a Board Member as its representative on Vinoble’s Board of Directors. At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of October 10, 2005, the Company had received an aggregate of $205,562 from GCCC for the issuance to GCCC of an aggregate of 2,357,857 shares of common stock (including an additional 1,957,857 shares issued pursuant to the price calculation terms of the SPA). In addition, the Company issued 3,271,536 additional common shares, at a value of $0.09 per share, to restore the equity of the escrow account to $294,438. As of the date of this filing, GCCC is current with its payments under the SPA. The Company has received $216,905 in aggregate from GCCC with a balance of $33,095 to be paid by December 31, 2005.

The Company executed the Hazard Agreement with Overseas, a Panamanian corporation, on October 10, 2005, for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Additionally the Company has issued 2,000,000 shares of common shares to Overseas, valued at $200,000. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the Agreement.

  On November 15, 2005, the Company executed the Letter Agreement with Sterling (formerly Sun Oil and Gas Corp.) to purchase a 5% minority interest in an oil prospect property. The property is the Clovelly Prospect which is located in southeast Louisiana in the Lafourche Parish. The Letter Agreement calls for an aggregate purchase price of $115,000, of which $15,000 is to be paid in cash and the balance of $100,000 is to be paid with the issuance of 2,000,000 shares of registered common stock. The deposit of $15,000 is to be paid by December 2, 2005 and is not refundable except in the event of significant title defects.

On December 29, 2004, Vinoble entered into non-binding agreements for the acquisitions of 100% of the assets of Sentry and 100% of the assets of MSI. Although management discussions are ongoing, no definitive agreements have been made as of the date of this filing. Vinoble is exploring other relationship structures with Sentry and MSI as an alternate path toward acquisition. Vinoble intends to continue to seek and identify opportunities that will enhance the Company's strategy.

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

RISKS RELATING TO VINOBLE'S OPERATIONS

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

RISKS RELATED TO THE MINING INDUSTRY

  EXPLORATION IN GENERAL, AND GOLD EXPLORATION IN PARTICULAR, ARE SPECULATIVE AND ARE FREQUENTLY UNSUCCESSFUL. Mineral exploration, particularly for gold and silver, is highly speculative in nature, capital intensive, involves many risks and frequently is nonproductive. There can be no assurance that the Company’s mineral exploration efforts will be successful. If the Company discovers a site with gold or other mineralization, it will take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that Vinoble’s exploration programs will result in the expansion or replacement of existing ore reserves that are being depleted by current production.

  VINOBLE DOES NOT CURRENTLY HAVE AND MAY NOT BE ABLE TO RAISE THE FUNDS NECESSARY TO EXPLORE AND DEVELOP THE HAZARD PROPERTY. Vinoble does not currently have sufficient funds to complete all of the planned exploration activities at Hazard or to develop a mine at the Hazard Lake Property. The development and exploration of the Hazard Lake Property will require significant capital expenditures. Sources of external financing may include bank and non-bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on the Company’s growth strategy and its results of operations and financial condition.

  VINOBLE’S OPERATIONS MAY BE ADVERSELY AFFECTED BY RISKS AND HAZARDS ASSOCIATED WITH THE MINING INDUSTRY. Vinoble’s business is subject to a number of risks and hazards including adverse environmental effects, technical difficulties due to unusual or unexpected geologic formations, and pit wall failures. Such risks could result in personal injury, environmental damage, damage to and destruction of production facilities, delays in mining and liability. For some of these risks, the Company will maintain insurance to protect against these losses at levels consistent with industry practice. However, Vinoble may not be able to maintain those levels of insurance, particularly if there is a significant increase in the cost of premiums. Insurance against environmental risks is generally too expensive or not available for the Company and other companies in the mining industry, and, therefore, the Company does not currently anticipate that it will maintain environmental insurance. To the extent the Company is subject to environmental liabilities, it would have to pay for these liabilities. Moreover, in the event that Vinoble is unable to fully pay for the cost of remedying an environmental problem, it might be required to suspend or significantly curtail operations or enter into other interim compliance measures.

RISKS RELATED TO VINOBLE’S STOCK

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE. To date, the Company has had a limited trading volume in itscommon stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of common stock and could impair the Company's ability to raise capital at that time through the sale of securities. In the past, due to a shortage of cash the Company has compensated our employees and consultants in shares of our common stock. This practice may continue in the future. Many of these shares have been registered or will be registered for resale to the public in registration statements on Form S-8.

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

ITEM 3. CONTROLS AND PROCEDURES

On November 12, 2005, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 15, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending December 31, 2007. Currently, GCCC has not elected a Board Member as its representative on Vinoble’s Board of Directors. At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of October 10, 2005, the Company had received an aggregate of $205,562 from GCCC for the issuance to GCCC of an aggregate of 2,357,857 shares of common stock (including an additional 1,957,857 shares issued pursuant to the price calculation terms of the SPA). In addition, the Company issued 3,271,536 additional common shares, at a value of $0.09 per share, to restore the equity of the escrow account to $294,438. As of the date of this filing, GCCC is current with its payments under the SPA. The Company has received $216,905 in aggregate from GCCC with a balance of $33,095 to be paid by December 31, 2005. GCCC is an accredited investor that has represented to the Company that it is acquiring the securities for investment, and not with a view towards distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
---------	----------
31.01	Certification Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(c)

32.01	Certification Pursuant to Section 906

SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: November 21, 2005

VINOBLE, INC.

/s/ Catherine Thompson
---------------------------
Catherine Thompson
Interim Chief Executive Officer and
Chief Financial Officer