Form 10QSB
period 2005-12-31
VINOBLE INC.
filed 2006-02-21
CIK 30966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended December 31, 2005

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

Yes _X_ No __

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of February 3, 2006 was 52,727,918

Transitional Small Business Disclosure Format (Check one):    Yes __ No _X_

VINOBLE, INC.

ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5.	OTHER INFORMATION	13
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	13

SIGNATURES		13

CERTIFICATIONS

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(a)	Financial Statements	Page
---
	Balance Sheets as of June 30 and December 31, 2005 (Unaudited)	F-1

	Statements of Operations (Unaudited) For the Three and Six Months Ended December 31,	F-3
2004 and 2005, and from Inception (July 1, 2001) to December 31, 2005

Statements of Cash Flows (Unaudited) For the Six Months Ended December 31, 2004 and 2005 and from Inception (July 1, 2001) to December 31, 2005	F-4

Notes to Financial Statements	F-6

Vinoble, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
	2005	2005
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$-	$38
Prepaid expenses	12,500	396,667
Other assets	384	384
Deferred Cost of Acquisition	1,012,000	-

Total Current Assets	1,024,884	397,089

TOTAL ASSETS	$1,024,884	$397,089

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$219,228	$225,952
Accrued liabilities - related parties	59,020	57,517
Bank Overdraft	2,741	-
Note payable with accrued interest - IICG	172,800	172,800
Current portion of Note payable with accrued interest - Overseas	25,325	-
Short-term Loan with accrued interest - M. Avatar	12,708	-

Total Current Liabilities	491,822	456,269

LONG TERM LIABILITIES
Note payable with accrued interest - Overseas	106,364	-

Total Long Term Liabilities	106,364	-

TOTAL LIABILITIES	598,186	456,269
Table continued on F-2
The accompanying notes are an integral part of these financial statements.

Table continued from F-1
	December 31,	June 30,
	2005	2005
	Unaudited
STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A Preferred stock, 100 shares,
issuable	-	-
Series B Preferred stock, 100 shares,
issuable	-	-
Common stock, $0.001 par value, 400,000,000 authorized
52,727,918 and 28,780,166, respectively,
issued and outstanding	52,728	28,780
Additional paid-in capital	20,384,239	19,130,438
Stock subscription receivable	(261,863)	(396,958)
Prepaid expenses - expenses prepaid with common stock	(291,352)	-
Escrowed shares	(4,200,000)	(5,000,000)
Treasury stock, 1,620 shares	(810)	(810)
Accumulated deficit in the development stage	(15,256,244)	(13,820,630)
	(291,352)	-
Total Stockholders' Equity (Deficit)	718,050	(59,180)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$1,024,884	$397,089

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Statements of Operations

					From Inception
					(July 1, 2001)
	Three Months Ended		Six Months Ended		to
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

General and administrative expenses	$752,563	$989,456	$1,433,718	$1,235,542	$15,138,284

Loss from continuing operations	(752,563)	(989,456)	(1,433,718)	(1,235,542)	(15,138,284)

Other income and expenses
Gain from extinguishment of debt	-	-	-	-	83,000
Gain from settlement of lawsuit	-	-	-	90,415	90,415
Interest expense	(1,896)	(3,398)	(1,896)	(7,406)	(18,350)

Net loss from continuing operations
after other income and expenses	(754,459)	(992,854)	(1,435,614)	(1,152,533)	(14,983,219)

Discontinued operations
Loss on disposal of Visual Interviews, Inc.
less applicable income taxes	-	-	-	-	(73,025)
	(754,459)	(992,854)	(1,435,614)	(1,152,533)	(15,056,244)

Provision for loss on related parties
receivable	-	-	-	-	(200,000)

Net loss	$(754,459)	$(992,854)	$(1,435,614)	$(1,152,533)	$(15,256,244)

Basic weighted average number of common
shares outstanding	48,969,643	1,345,843	40,557,484	713,226

Net loss per common share, Basic	$(0.02)	$(0.74)	$(0.04)	$(1.62)

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
	Six Months Ended		July 1, 2001
	December 31,		to December 31,
	2005	2004	2005
	(Unaudited)	(Unaudited )	(Unaudited )
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,435,614)	$(1,152,533)	$(15,256,244)
Adjustments to reconcile net loss to net provided by
operating activities
Non-cash adjustments:
Effect of merger	-	-	(27,717)
Loss from related parties in merger	-	-	200,000
Issuance of stock for services	1,277,750	1,407,306	9,027,087
Gain from extinguishments of debt	-	-	(83,000)
Gain from settlement of lawsuit	-	(90,415)	(90,415)
Issuance of stock for accrued liabilities - related parties	-	175,034	175,034
Issuance of stock for notes payable with accrued interest	-	42,371	42,371
Issuance of stock for subscription receivable	-	13,184	13,184
Issuance of stock for deferred cost of acquisition	-	-	5,515,613
Changes in:
Accounts receivable	-	-	(384)
Prepaid expenses	92,815	(89,084)	(223,852)
Deferred cost of acquisition	(212,000)	(235,246)	(212,000)
Accounts payable and accrued liabilities	(6,724)	32,925	223,121
Accrued liabilities - related parties	1,502	(121,912)	59,019
Accrued interest	1,896	3,752	10,803
NET CASH USED BY OPERATING ACTIVITIES	(280,374)	(14,618)	(627,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	2,741	57	2,741
Payment received on subscription receivable	135,095	53,800	317,239
Offering costs	-	-	(3,102)
Proceeds from notes payable	142,500	-	302,500
Payments on notes payable	-	(39,225)	-
Proceeds from sale of common stock	-	-	125,000
Payment on note payable - Hudson Consulting Group, Inc.	-	-	(117,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	280,336	14,632	627,378

NET CHANGE IN CASH	(38)	14	-
Cash, beginning of period	38	(14)	-
Cash, end of period	$-	$-	$-

	Six Months Ended
	December 31,
	2005		2004
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:	(Unaudited	)	(Unaudited	)
Issuance of common stock for services	$1,187,065		$828,681
Issuance of common stock for prepaid services Escrowed shares used for deterred acquisition cost	$90,685		$577,500
Escrowed shares used for deferred acquisition cost	$800,000		$-

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

1. ORGANIZATION AND BUSINESS

Vinoble, Inc. ("Vinoble" or the "Company"), a Delaware corporation, is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30.

The Company has been engaged in a series of transactions and restructurings designed to acquire assets or an existing business for acquisition or merger to provide long-term growth for its shareholders. The Company’s search for an operating business or assets for acquisition was facilitated in September 2004 by the consummation of a significant investment in the Company by a strategic partner, GarcyCo Capital Corp. ("GCCC"). (See Note 10. Subscription Receivables).

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

In furtherance of its acquisition strategy, in December 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with GCCC. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's Common Stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. (See Note 9. Escrowed Shares). Additionally, the Company has committed to issue to GCCC 100 shares of the Company’s Series A Convertible Preferred Stock and 100 shares of Series B Preferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Vinoble's Common Stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of Common Stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into Common Stock. To date, neither the Series A Convertible Preferred Stock nor the Series B Convertible Preferred Stock has been issued, however, the Company has prepared the Certificates of Designation and is filing them with the State of Delaware. (See Note 8. Convertible Preferred Stock, Committed).

The Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), on October 10, 2005, for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Additionally the Company has issued 2,000,000 shares of Common Stock to Overseas. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the Agreement with GCCC. The Hazard Agreement values the shares at $200,000 or $0.10 per share based on the current market price on the date of the purchase agreement. However, the 12,500,000 Escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of  $800,000, thus making the total purchase price to Vinoble $997,000 . It is possible that in the future the Company will be required to recognize an impairment of its interest in the value of the Hazard Lake Property.

The Hazard Lake Property lies within the Archean Birch-Uchi Greenstone Belt of the western Uchi Subprovince of

Vinoble, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

1. ORGANIZATION AND BUSINESS (Continued from F-6)

NW Ontario, in an area known as the Red Lake Mining District. The Red Lake district is a well known mining camp based on Archean greenstone rocks which contains Placer Dome's old Campbell mine and Goldcorp's Red Lake mine. The property consists of 3 unpatented claims, all of which are in good standing, with an aggregate area of approximately 355 hectares.

On November 15, 2005, the Company executed a Letter Agreement with Sterling Grant Capital Inc. (formerly Sun Oil and Gas Corp.), (“Sterling”), to purchase a 5% minority interest in an oil prospect property. The property is the Clovelly Prospect (“Clovelly”) which is located in southeast Louisiana in the Lafourche Parish.

Consummation of any acquisition is dependent on several factors, including but not limited to the satisfactory completion of due diligence, and the negotiation of definitive acquisition agreements. There can be no assurance that the results of the due diligence will be satisfactory or that the acquisitions will be consummated, or that if consummated, the businesses will be successfully integrated into the Company's operations. In the event that the acquisitions do not materialize, the Company will continue to seek other opportunities. The Company will evaluate each opportunity on its merits.

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

Since inception, the Company has incurred a net loss of $15,256,244. Primarily as a result of these recurring losses, Vinoble's independent certified public accountants modified their report on the June 30, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

Vinoble, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

2. BASIS OF PRESENTATION (Continued from F-7)

In the opinion of management, the unaudited interim financial statements for the three and six months ended December 31, 2005, are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and six months ended December 31, 2005 are not necessarily indicative of the results of operations for the full year ending June 30, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3. DEFERRED COST OF ACQUISITION

As of December 31, 2005, the Company has accumulated $1,012,000 in acquisition costs. The amount includes the $67,000 non-refundable cash deposit paid to Overseas pursuant to the Hazard Agreement, the transfer of 2,000,000 shares of Common Stock from escrowed shares to Overseas valued at $800,000 and the Note Payable to Overseas for $130,000. Also included in the amount is $15,000 paid to Sterling for the purchase of a 5% minority interest in Clovelly. The Hazard Agreement was executed on October 10, 2005, and the Letter Agreement with Sterling was executed on November 15, 2005. Both agreements are expected to be final upon the approval of the holders of a majority of the outstanding Common Stock and delivery of all necessary documentation.  In the event that one of the acquisitions is not finalized, all shares issued pursuant to the Hazard Agreement or the Letter Agreement would be returned and any notes payable executed by the Company would be cancelled. Overseas and Sterling would be entitled to keep the non-refundable cash deposits of $67,000 and $15,000, respectively, unless there is a major defect in title or breach of contract.

4. RELATED PARTY PAYABLES

As of December 31, 2005, the Company owes a total of $59,020 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $10,000 owed to Isaac Simmons and Kathryn A. Christmann, parents of Catherine Thompson, as reimbursement for legal fees paid in the litigation against Hudson Consulting Group, Inc. and $24,473 owed to Joseph Lively, the Company's former Chief Executive Officer, for his compensation for the period of March - May 13, 2005, the date of termination of his employment.

Additionally, Vinoble agreed to reimburse Ms. Thompson and Mr. Lively for out of pocket expenses incurred on behalf of Vinoble. Currently, the Company owes an aggregate of $ 33,189, including $20,194 to Ms. Thompson and $2,995 to Mr. Lively for out of pocket expenses incurred on behalf of the Company.

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

The Rescission Agreement requires the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible

Vinoble, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

 5. NOTE PAYABLE - INTERACTIVE IDEAS CONSULTING GROUP (Continued from F-8)

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

6. SHORT-TERM LOAN - M. AVATAR

On November 23, 2005, the Company executed a short-term Loan Agreement (“Loan”) with Michael Avatar, a Director of the Company, for $12,500. The Loan is payable on or before February 21, 2006, and bears interest of 16% per annum. There is a late payment penalty of $500 if the principal and interest are not paid by the due date.

7. NOTE PAYABLE - OVERSEAS

On October 10, 2005, the Company executed the Hazard Agreement with Overseas for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. Pursuant to the terms of the Hazard Agreement the Company executed a note payable (“Note”) for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. The Note bears interest at 6% per annum. The current portion of the note with accrued interest is $25,325 and the balance of $106,364 is included in long-term liabilities.

8. CONVERTIBLE PREFERRED STOCK, COMMITTED

The Company has entered into an Agreement and Plan of Reorganization ("Agreement") with GCCC which is facilitate the Company's acquisition plan. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of  Vinoble's Common Stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common Stock issued by Vinoble. Additionally, GCCC is to be issued 100 shares of non-revocable, Vinoble Series A Convertible Preferred Stock and 100 shares of non-revocable, Vinoble Series B Preferred Stock.

The Company has 10,000,000 shares of $.001 par value Preferred Stock authorized. Pursuant to the Agreement with GCCC, the Company has committed to the issuance of 100 shares of non-revocable, Series A Convertible Preferred Stock ("Series A") and 100 shares of non-revocable, Series B Convertible Preferred Stock ("Series B")

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

8. CONVERTIBLE PREFERRED STOCK, COMMITTED (Continued from F-9)

as cost of inducement for GCCC to sell certain assets and businesses to the Company. The Series A shall convert into 50.1% of Vinoble's Common Stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A shall have one vote per share until said shares are retired at time of conversion. The Series B shall convert into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share of Series B shall be entitled to 1,000,000 votes until such shares are converted into Common Stock.  As of the date of this filing, the Certificates of Determination for the Series A and Series B have been prepared and are being filed with the State of Delaware. As of the date of this filing it is uncertain as to whether all of the obligations under the Agreement will be fulfilled. However, 2,000,000 shares valued at $0.40 per share were delivered from GCCC pursuant to the Hazard Agreement. (See Note 9. Escrowed Shares). An additional 2,000,000 shares valued at $0.40 per share were delivered on January 30, 2006, pursuant to the Letter Agreement for the purchase of a 5% minority interest in Clovelly. (See Note 11. Subsequent Events).

Both the Series A and Series B issuances are valued as if converted on the effective date of the Agreement, February 11, 2005. On that date the Company had 17,405,000 shares of Common Stock issued and outstanding, with the current market value of  $5,493,563. Conversion of the Series A to equate to 50.1% of the total issued and outstanding Common Stock would require the issuance of 17,474,760 shares for a total of 34,879,760 shares of Common Stock issued and outstanding. The value of the 17,464,760 shares at the average price per share of $.32 on February 11, 2005, is $5,515,581. Similarly, the 100 shares of Series B converts 1 for 1 to 100 shares of Common Stock valued at $32. The par value of the Preferred Stock for each Series A and Series B is $.001 and, therefore, for 100 shares, the value is negligible for purposes of financial statement presentation. The balances of $5,515,581 and $32 are included in additional paid-in capital.

9. ESCROWED SHARES

In accordance with the Agreement, the Company issued 12,500,000 shares of Common Stock in the name of GCCC for the purposes of acquiring businesses and assets as identified by GCCC and the Company. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common Stock issued by the Company. The shares were valued at $0.40 for an aggregate value of $5,000,000 and are held in escrow to be paid out as required to execute the acquisitions. On October 3, 2005, GCCC utilized 2,000,000 shares valued in aggregate at $800,000 for the acquisition of a 98% interest in the Hazard Lake Property. The balance of 10,500,000 shares remains escrowed. (See Note 11. Subsequent Events).

10. SUBSCRIPTION RECEIVABLES

On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of Common Stock, post-split, to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares were to be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5%

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

10. SUBSCRIPTION RECEIVABLES (Continued from F-10)

discount to the 10-day trailing closing price of the Company's Common Stock at the time of each payment. As of December 31, 2004, the Company had received $50,000 of the first installment due on October 15, 2004 and $3,800 to be applied to the next installment of $50,000 due on March 31, 2005. The March 31st installment was delinquent and was completed on June 3, 2005. The June 30th installment was also delinquent and was completed on September 1, 2005. In aggregate, as of September 30, 2005, the Company has received $178,191 at an average price of $0.10 per share causing the delivery of the 442,226 shares issued, including the 400,000 shares originally issued and the 42,226 shares that were issued to restore the value of the escrow account per the SPA on December 14, 2004. The balance of the September 30, 2005 installment was delinquent but was received on October 3, 2005. The Company owed to GCCC 1,915,631 shares for investments received through October 3, 2005 as calculated per the terms of the SPA. On October 7, 2005, the Company issued the 1,915,631 shares of restricted Common Stock to GCCC and an additional 3,271,536 restricted shares at $0.09 per share to restore the equity balance of the subscribed stock to $294,438.

As of December 31, 2005, the Company has received an aggregate of $238,137 in financing from the SPA and has delivered 3,228,396 shares of Common Stock as calculated per calculated at a 37.5% discount to the 10-day trailing closing price of the Company’s Common Stock at the time of each payment per the terms of the SPA. The balance of $11,863 remains due on the December 31st installment.

11. SUBSEQUENT EVENTS

In the period from December 31, 2005 to February 14, 2006, the Company issued 6,821,811 shares of Common Stock for various services including mining operations and budget preparation for drill test programs; oil and gas operations including but not limited to reviews and interpretations of drilling AFE’s, daily drilling progress, and assessments and interpretations of 3D Seismic data. Additional services include locating and reviewing further acquisition candidates. The shares were issued to 8 different individuals including Ms. Thompson, whom was issued shares for services rendered while acting in her capacity as an officer of Vinoble.

The Letter Agreement with Sterling executed on November 15, 2005, calls for an aggregate purchase price of $115,000, of which $15,000 has been paid in cash and the balance of $100,000 is to be paid with the issuance of 2,000,000 shares of registered common stock. The shares were issued on January 30, 2006, from GCCC, to be registered at a later date, leaving the balance in escrow at 8,500,000. The Letter Agreement values the shares at $100,000 or $0.05 per share based on the current market price on the date of the agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 shares transferred to Sterling at $0.40 per share for an aggregate value of $800,000. It is possible that in the future the Company will be required to recognize an impairment in the value of its interest in the Clovelly investment. Per the terms of the Letter Agreement, the transfer and sale is subject to the approval by the operator for the property.

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

The Company’s search for an operating business or assets for acquisition. was facilitated in September 2004 by the consummation of a significant investment in the Company by a strategic partner. On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of Common Stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. At September 14, 2004, the 400,000 shares issued to GCCC equaled approximately 56.7% of the Company’s issued and outstanding Common Stock. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's Common Stock at the time of each payment. Therefore, it was contemplated that the Company might have to issue additional shares of Common Stock to meet its contractual commitment to GCCC.

As part of the consideration for the SPA, GCCC was given the right to elect one Board member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through December 31, 2007. To date, GCCC has not elected a representative to the Board of Directors of Vinoble.

As of the date of this filing, the Company has received an aggregate of $238,137 in financing from the SPA and has delivered 3,228,396 shares of Common Stock as calculated at a 37.5% discount to the 10-day trailing closing price of the Company’s Common Stock at the time of each payment per the terms of the SPA. A balance of $11,863 remains due on the December 31st installment.

The Company effected a 1 for 500 reverse stock split to all shareholders of record as of October 15, 2004. The reverse stock split was designed to facilitate the Company’s acquisition strategy.

In furtherance of its acquisition strategy, in December 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with GCCC. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's common stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares. Additionally, the Company has committed to issue to GCCC 100 shares of the Company’s Series A Convertible Preferred Stock and 100 shares of Series B Preferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Vinoble's Common Stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of Common Stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into Common Stock. As of the date of this filing, the Certificates of Designation for the Series A and Series B have been prepared and are being filed with the State of Delaware.

On October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Additionally the Company has issued 2,000,000 shares of Common Stock to Overseas. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the Agreement. The Hazard Agreement values the shares at $200,000 or $0.10 per share based on the current market price on the date of the Hazard Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of $800,000, thus making the total purchase price to Vinoble $997,000. It is possible that in the future the Company will be required to recognize an impairment in the value of the Hazard Lake Property.

The Hazard Lake Property lies within the Archean Birch-Uchi Greenstone Belt of the western Uchi Subprovince of NW Ontario, in an area known as the Red Lake Mining District. The Red Lake district is a well known mining camp based on Archean greenstone rocks which contains Placer Dome's old Campbell mine and Goldcorp's Red Lake mine which is described as the lowest cost, highest grade mine in the world. The property consists of three unpatented claims, all of which are in good standing, with an aggregate area of approximately 355 hectares.

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

    On November 15, 2005, the Company executed a Letter Agreement (the “Letter Agreement”) with Sterling Grant Capital Inc. (formerly Sun Oil and Gas Corp.), (“Sterling”), to purchase a 5% minority interest in an oil prospect property. The property is the Clovelly Prospect (“Clovelly”) which is located in southeast Louisiana in the Lafourche Parish. The Letter Agreement calls for an aggregate purchase price of $115,000, of which $15,000 is to be paid in cash and the balance of $100,000 is to be paid with the issuance of 2,000,000 shares of registered Common Stock. The deposit of $15,000 was paid and is not refundable except in the event of significant title defects.  The shares were issued on January 30, 2006 from GCCC, to be registered at a later date, leaving the balance of shares in escrow at 8,500,000. The Letter Agreement values the shares at $100,000 or $0.05 per share based on the current market price on the date of the Letter Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 shares transferred to Sterling at $0.40 per share for an aggregate value of $800,000. It is possible that in the future the Company will be required to recognize an impairment in the value of its interest in the Clovelly investment. Per the terms of the Letter Agreement, the transfer and sale is subject to the approval by the operator for the property.

    The Clovelly Prospect is a late piercement salt dome that traps hydrocarbon from late to middle Miocene time. Since its discovery, the field has produced in excess of 30 MMBO (million barrels of oil) and 200 BCFG (billion cubic feet of gas). Reservoirs typically exhibit moderate water drives and benefit from water and/or gas injection. The eastern flank of the field has been redeveloped with additional drilling and water injection. Clovelly was scheduled to go into production in December 2005 with a proposed target to test the “M” sand at a depth of approximately 13,500 feet with a prospective size of 3.6 million barrels of oil. However, further geophysical review of a 3-D Seismic survey of the property has indicated greater potential for development at a deeper target horizon. The additional drilling target will test the “P” Sand at approximately 14,200 feet and, if successful, could significantly increase the reserves in the well for a nominal increase in the dry hole cost. A discovery would lead to the drilling of several development wells on the 1,260 acre property where facilities for the production of the well are available.

    With the acquisitions of these properties, the Company is in position to capitalize on the strengths of the current gold mining market and the oil and gas market. While oil prices remain high and gold has achieved an 18 year peak at over $530 per ounce, these are two strong markets where demand is high and additional supply is necessary to satisfy the demand. The Company has elected to set aside its efforts at development and acquisition of Radio Frequency Identification (“RFID”), Global Positioning Systems (“GPS”) and other technology-based assets to focus on acquisitions in the oil & gas and mining sectors. Vinoble has been presented with opportunities for such acquisitions and believes that there is potential to capitalize on the strengths of the current gold mining and the oil and gas markets.  The Company anticipates that these investments may offer potential profitable returns at a cost that is feasible. Consequently, the Company has ceased its discussions for the acquisitions of 100% of the assets of 21st Sentry Monitoring Systems, Inc. ("Sentry"), Inc. and 100% of the assets of MSI. Vinoble intends to continue to seek and identify opportunities that will enhance the Company's strategy.

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

RESULTS OF OPERATIONS

    The Three and Six Months Ended December 31, 2005 Compared To The Three and Six Months Ended December 31, 2004

    Revenues. The Company did not generate any revenue in the three- and six-month periods ended December 31, 2005 and 2004. The Company's focus has been on the evaluation and selection of an existing business to effect a merger or acquisition. The Company has executed agreements for the purchase of a 98% interest in the Hazard Lake Property, in the Red Lake gold mining district, and for the purchase of a 5% interest in the Clovelly Prospect, an oil and gas property. The Company has been in the developmental stage since July 2001.

    General and Administrative Expenses. The Company incurred $752,563 in general and administrative expenses for the three-month period ended December 31, 2005, compared to $989,456 for the three-month period ended December 31, 2004. The Company incurred $1,433,718 in general and administrative expenses for the six-month period ended December 31, 2005, compared to $1,235,542 for the six-month period ended December 31, 2004. The increases for the six month period in 2005 were due primarily to expenses incurred to facilitate the growth of Vinoble through acquisition and fundraising efforts.

    Included in general and administrative expense for the three months ended December 31, 2005 was $366,398 of expense related to the issuance of an aggregate of 8,776,555 shares of Common Stock to consultants in lieu of cash compensation. In addition, $257,352 of expense was related to the issuance of 2,932,398 shares, for prepaid consulting expenses. During this period shares of Common Stock were issued for various services and prepaid services including mining operations and budget preparation for drill test programs; oil and gas operations including but not limited to reviews and interpretations of drilling AFE’s, daily drilling progress, and assessments and interpretations of 3D Seismic data. Additional services include locating and reviewing further acquisition candidates. The shares were issued to 11 different individuals. At December 31, 2005, the Company had no cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered.

    Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception as it has been a development stage company.

    Gain from Settlement of Lawsuit. In the six-month period ended December 31, 2004, the Company settled litigation with Gerard Nolan, its former Chief Executive Officer, in which Mr. Nolan assigned to the Company all rights and ownership in 1,620 shares of the Company's Common Stock. The settlement and assignment resulted in a gain of $90,415. No such gain was recognized in the six-month period ended December 31, 2005.

    Interest Expense. The Company recognized $1,896 in interest expense in each of the three- and six-month periods ended December 31, 2005, compared to $3,398 and $7,406 in the three- and six-month periods ended December 31, 2004, respectively. The higher expense realized in the three- and six-month periods ended December 31, 2004 was due primarily to the Note Payable with Interactive Ideas Consulting Group.

    Net Loss. As a result of the foregoing factors, the Company's net loss decreased to $754,459 for the three months ended December 31, 2005, compared to a net loss of $992,854 for the three months ended December 31, 2004. The net loss per share was $0.02 for the three months ended December 31, 2005, compared to a net loss per share of $0.74 for the three months ended December 31, 2004. The Company’s net loss increased to $1,435,614 for the six months ended December 31, 2005, compared to a net loss of $1,152,533 for the six months ended December 31, 2004. The net loss per share was $0.04 for the six-month period ended December 31, 2005, compared to a net loss per share of $1.62 for the six-month period ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has an immediate need for capital. At December 31, 2005, the Company had no cash or cash equivalents and virtually no cash or cash equivalents at June 30, 2005. The Company used $280,374 in net cash for operating activities during the six-month period ended December 31, 2005, compared with $14,618 used by operating activities during the six-month period ended December 31, 2004. The cash used by operating activities during the six-month period ended December 31, 2005 was largely due to non-cash gains of $1,277,750 reflecting the issuance of stock for services and prepaid services and $800,000 from the utilization of escrowed shares for the acquisition of a 98% interest in the Hazard Lake Property, offset by other changes affecting net cash used by operating activities at December 31, 2005. These other changes included a decrease in prepaid expenses of $92,815, an increase of $1,502 in accrued liabilities - related parties, and an increase in interest expense of $1,896 offset by an increase in deferred cost of acquisition of $1,012,000 and a decrease in accounts payable and accrued liabilities of $6,724. The cash used by operating activities during the six-month period ended December 31, 2004 was largely due to non-cash gains reflecting the issuances of stock in the amounts of $1,407,306 for services and prepaid services, $175,034 for accrued liabilities - related parties, $42,371 for notes payable with accrued interest, and $13,184 for subscriptions receivable offset by a $90,415 gain from extinguishment of debt from the return of stock to treasury as a result of a settlement with the Company's former Chief Executive Officer and from the write-off of the balance owed for a related party payable in the amount of $415. Other changes affecting cash for the six-month period ended December 31, 2004 include an increase in prepaid expenses of $89,084, an increase in deferred cost of acquisition of $235,246 and a decrease in accrued liabilities - related parties of $121,912 offset by an increase in accounts payable and accrued liabilities of $32,925 and in accrued interest of $3,752.

    The Company did not utilize cash for investing activities during either of the six-month periods ended December 31, 2005 or 2004. Financing activities provided $280,336 of cash during the six-month period ended December 31, 2005, consisting of  $142,500 in notes payable, $135,095 in proceeds from the subscription receivable to GCCC and a bank overdraft of $2,741. During the six-month period ended December 31, 2004, financing activities provided the Company $14,632 in cash, resulting from proceeds of $53,800 received on the subscription receivable to GCCC and a $57 overdraft offset by payment on a note payable of $39,225.

    The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $1,435,614 for the six months ended December 31, 2005. Since inception, the Company has incurred a net loss of $15,256,244. Primarily as a result of these recurring losses, Vinoble's independent certified public accountants modified their report on the June 30, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

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

    On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of Common Stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 15, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's Common Stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through December 31, 2007. Currently, GCCC has not elected a Board Member as its representative on Vinoble’s Board of Directors. At September 14, 2004, the Company had an aggregate of 305,108 shares of Common Stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's Common Stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted Common Stock and 56.73% of the Company's outstanding Common Stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of October 10, 2005, the Company had received an aggregate of $205,562 from GCCC for the issuance to GCCC of an aggregate of 2,357,857 shares of Common Stock (including an additional 1,957,857 shares issued pursuant to the price calculation terms of the SPA). In addition, the Company issued 3,271,536 additional shares of Common Stock, at a value of $0.09 per share, to restore the equity of the subscribed stock to $294,438. As of the date of this filing, GCCC is delinquent on its payments under the SPA. The Company has received an aggregate of $238,137 in financing from GCCC with a balance of $11,863 owed on the December 31st installment.

    The Company executed the Hazard Agreement with Overseas, a Panamanian corporation, on October 10, 2005, for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Additionally the Company has issued 2,000,000 shares of common shares to Overseas which were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the Agreement. The Hazard Agreement values the shares at $200,000 or $0.10 per share based on the current market price on the date of the purchase agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of $800,000 thus making the total purchase price to Vinoble $997,000.

    On November 15, 2005, the Company executed the Letter Agreement with Sterling (formerly Sun Oil and Gas Corp.) to purchase a 5% minority interest in an oil prospect property. The property is the Clovelly Prospect which is located in southeast Louisiana in the Lafourche Parish. The Letter Agreement calls for an aggregate purchase price of $115,000, of which $15,000 is to be paid in cash and the balance of $100,000 is to be paid with the issuance of 2,000,000 shares of registered Common Stock. The deposit of $15,000 was paid in December and is not refundable except in the event of significant title defects. As of January 30, 2006, the 2,000,000 shares have been transferred from the escrowed shares issued to GCCC, to be registered at a later date, leaving a balance of 8,500,000 shares in escrow for future acquisitions.

    The Company has elected to set aside its efforts at development and acquisition of RFID, GPS and other technology-based assets to focus on acquisitions in the oil & gas and mining sectors. Consequently, the Company has ceased its discussions for the acquisitions of 100% of the assets of 21st Sentry Monitoring Systems, Inc. ("Sentry"), Inc. and 100% of the assets of MSI. Vinoble intends to continue to seek and identify opportunities that will enhance the Company's strategy.

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

RISKS AND UNCERTAINTIES

    The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATING TO VINOBLE'S OPERATIONS

VINBOLE NEEDS SIGNIFICANT ADDITIONAL CAPITAL. The Company currently has no income producing operations or assets and has limited access to additional capital. At December 31, 2005, the Company had no cash or cash equivalents. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately to fund its working capital needs. In addition, the Company has committed to certain cash payments in connection with several pending acquisitions. If the Company is not able to raise this funding, it will not be able to consummate the acquisitions and pursue its corporate strategy. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's Common Stock. As described above, on September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company began to receive the funds in $50,000 increments each quarter, beginning October 15, 2004: however, many of the installment payments have been delayed. The Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.

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

THE COMPANY HAS A HISTORY OF LOSSES, AND ITS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT DATED OCTOBER 7, 2005, INCLUDES AN EXPLANATORY PARAGRAPH RELATING TO SUBSTANTIAL DOUBT AS TO VINOBLE'S ABILITY TO CONTINUE AS A GOING CONCERN. Since the Company's inception in 2001, it has incurred substantial losses from operations, resulting primarily from costs related to development of its technology and building its infrastructure. Because Vinoble discontinued development and operations of its Visual Interviews subsidiary due to lack of capital and in order to pursue acquisition of an operational business entity, management expects to incur net losses for the foreseeable future for administrative costs. If the Company is unable to identify and execute a merger or acquisition transaction within a reasonable amount of time or if the business combination is unsuccessful, Vinoble's losses will be significantly greater. The Company may never achieve profitability. Primarily as a result of these recurring losses, Vinoble's independent certified public accountants modified their report on the June 30, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

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

RISKS RELATED TO THE OIL & GAS INDUSTRY

DRILLING ACTIVITIES MAY NOT PRODUCE COMMERCIALLY PRODUCTIVE RESEVOIRS. Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Any drilling operations undertaken by the Company may be curtailed, delayed or canceled as a result of a variety of factors, many of which would be beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Vinoble’s future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on the Company’s financial condition and results of operations.

    VINOBLE DOES NOT CURRENTLY HAVE AND MAY NOT BE ABLE TO RAISE THE FUNDS NECESSARY TO EXPLORE AND DEVELOP CLOVELLY. Vinoble does not currently have sufficient funds to for its participation in the planned exploration activities at Clovelly or to develop reservoirs at the Clovelly Prospect. The development and exploration of the Hazard Lake Property will require significant capital expenditures. Sources of external financing may include bank and non-bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on the Company’s growth strategy and its results of operations and financial condition.

    VINOBLE’S OPERATIONS MAY BE ADVERSELY AFFECTED BY RISKS AND HAZARDS ASSOCIATED WITH THE OIL & GAS INDUSTRY. Vinoble’s prospective oil and gas operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company intends to participate in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to Vinoble in such events.

RISKS RELATED TO VINOBLE’S STOCK

SHARES ELIGIBLE FOR FUTURE SALE BY CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT THE COMPANY’S STOCK PRICE. To date, the Company has had a limited trading volume in its Common Stock. As long as this condition continues, the sale of a significant number of shares of Common Stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of common stock and could impair the Company's ability to raise capital at that time through the sale of securities. In the past, due to a shortage of cash the Company has compensated its employees and consultants in shares of its Common Stock. This practice is likely to continue for the foreseeable future. Many of these shares have been registered or will be registered for resale to the public in registration statements on Form S-8.

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

ITEM 3. CONTROLS AND PROCEDURES

On February 12, 2005, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of Common Stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 15, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's Common Stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending December 31, 2007. Currently, GCCC has not elected a Board Member as its representative on Vinoble’s Board of Directors. At September 14, 2004, the Company had an aggregate of 305,108 shares of Common Stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's Common Stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted Common Stock and 56.73% of the Company's outstanding Common Stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of October 10, 2005, the Company had received an aggregate of $205,562 from GCCC for the issuance to GCCC of an aggregate of 2,357,857 shares of Common Stock (including an additional 1,957,857 shares issued pursuant to the price calculation terms of the SPA). In addition, the Company issued 3,271,536 additional shares of Common Stock, at a value of $0.09 per share, to restore the equity of the escrow account to $294,438.

    As of the date of this filing, GCCC is delinquent on its December 31st installment under the SPA. The Company has received an aggregate of $238,137 in financing from GCCC with a balance of $11,863 owed on the December 31st installment. The shares were issued subject to Section 4 (2) of the Securities Act of 1933. GCCC is an accredited investor that has represented to the Company that it is acquiring the securities for investment, and not with a view towards distribution.

    For the three months ended December 31, 2005, $366,398 of expense related to the issuance of an aggregate of 8,776,555 shares of Common Stock was paid to 11 consultants in lieu of cash compensation for various services including mining operations and budget preparation for drill test programs; oil and gas operations including but not limited to reviews and interpretations of drilling AFE’s, daily drilling progress, and assessments and interpretations of 3D Seismic data. Additional services include locating and reviewing further acquisition candidates.

    In addition, $257,352 of expense was related to the issuance of 2,932,398 shares, for prepaid consulting expenses. On December 31, 2005, the Company had no cash. Consultants receiving stock agreed to receive these securities subject to Section 4 (2) of the Securities Act of 1933, in lieu of cash, for payment of services rendered. All shares are subject to piggy-back registration rights. No shares were issued to any officer or director during the quarter.

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

Dated: February 21, 2006

VINOBLE, INC.

/s/ Catherine Thompson
---------------------------
Catherine Thompson
Interim Chief Executive Officer and
Chief Financial Officer