Form 10QSB
period 2006-03-31
VINOBLE INC.
filed 2006-05-22
CIK 30966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended March 31, 2006

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

Yes _X_ No __

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of May 11, 2006 was 97,505,274.

Transitional Small Business Disclosure Format (Check one):    Yes __ No _X_

VINOBLE, INC.

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(a)	Financial Statements	Page
---
	Balance Sheets as of June 30 and March 31, 2006 (Unaudited)	F-1

	Statements of Operations (Unaudited) For the Three and Nine Months Ended March 31, 2005 and 2006, and from Inception (July 1, 2001) to March 31, 2006	F-3

Statements of Cash Flows (Unaudited) For the Nine Months Ended March 31, 2005 and 2006 and from Inception (July 1, 2001) to March 31, 2006	F-4

Notes to Financial Statements	F-6

Vinoble, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2006	2005
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$63	$38
Prepaid expenses	12,500	396,667
Other assets	384	384
Deferred cost of acquisition	1,812,000	-

Total Current Assets	1,824,947	397,089

TOTAL ASSETS	$1,824,947	$397,089

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$227,165	$225,952
Accrued liabilities - related parties	64,499	57,517
Note payable with accrued interest - IICG	172,800	172,800
Current portion of Note payable with accrued interest - Overseas	25,695	-
Short-term Loan with accrued interest - M. Avatar	13,701	-

Total Current Liabilities	503,860	456,269

LONG TERM LIABILITIES
Note payable with accrued interest - Overseas	107,917	-

Total Long Term Liabilities	107,917	-

TOTAL LIABILITIES	611,777	456,269
Table continued on F-2
The accompanying notes are an integral part of these financial statements.

Table continued from F-1
	March 31,	June 30,
	2006	2005
	Unaudited
STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A Preferred stock, 100 shares,
issuable	-	-
Series B Preferred stock, 100 shares,
issuable	-	-
Common stock, $0.001 par value, 400,000,000 authorized
76,127,342 and 28,780,166, respectively,
issued and outstanding	76,128	28,780
Additional paid-in capital	20,780,866	19,130,438
Stock subscription receivable	(251,903)	(396,958)
Prepaid expenses - expenses prepaid with common stock	(222,316)	-
Escrowed shares	(3,400,000)	(5,000,000)
Treasury stock, 1,620 shares	(810)	(810)
Accumulated deficit in the development stage	(15,768,795)	(13,820,630)

Total Stockholders' Equity (Deficit)	1,213,170	(59,180)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$1,824,947	$397,089

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Statements of Operations

					From Inception
					(July 1, 2001)
	Three Months Ended		Nine Months Ended		to
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

General and administrative expenses	$509,635	$7,139,597	$1,943,352	$8,375,139	$15,647,919

Loss from continuing operations	(509,635)	(7,139,597)	(1,943,352)	(8,375,139)	(15,647,919)

Other income and expenses
Gain from extinguishment of debt	-	-	-	-	83,000
Gain from settlement of lawsuit	-	-	-	90,415	90,415
Interest expense	(2,916)	(3,156)	(4,813)	(10,562)	(21,266)

Net loss from continuing operations
after other income and expenses	(512,551)	(7,142,753)	(1,948,165)	(8,295,286)	(15,495,770)

Discontinued operations
Loss on disposal of Visual Interviews, Inc.
less applicable income taxes	-	-	-	-	(73,025)
	(512,551)	(7,142,753)	(1,948,165)	(8,295,286)	(15,568,795)

Provision for loss on related parties
receivable	-	-	-	-	(200,000)

Net loss	$(512,551)	$(7,142,753)	$(1,948,165)	$(8,295,286)	$(15,768,795)

Basic weighted average number of common
shares outstanding	56,660,888	12,337,222	45,751,751	4,607,467

Net loss per common share, Basic	$(0.01)	$(0.58)	$(0.04)	$(1.80)

The accompanying notes are an integral part of these financial statements.

Vinoble, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
	Nine Months Ended		July 1, 2001
	March 31,		to March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited )	(Unaudited )
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,948,165)	$(8,295,286)	$(15,768,795)
Adjustments to reconcile net loss to net provided by
operating activities
Non-cash adjustments:
Effect of merger	-	-	(27,717)
Loss from related parties in merger	-	-	200,000
Issuance of stock for services	1,697,777	2,807,306	9,447,114
Gain from extinguishments of debt	-	-	(83,000)
Gain from settlement of lawsuit	-	(90,415)	(90,415)
Issuance of stock for accrued liabilities - related parties	-	175,034	175,034
Issuance of stock for notes payable with accrued interest	-	42,371	42,371
Issuance of stock for subscription receivable	-	13,184	13,184
Issuance of stock for cost of inducement	-	5,515,613	5,515,613
Changes in:
Accounts receivable	-	-	(384)
Prepaid expenses	161,851	89,249	(154,816)
Deferred cost of acquisition	(82,000)	(235,246)	(82,000)
Accounts payable and accrued liabilities	1,213	32,856	231,058
Accrued liabilities - related parties	6,981	(103,337)	64,498
Accrued interest	4,813	6,908	13,720
NET CASH USED BY OPERATING ACTIVITIES	(157,530)	(41,763)	(504,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(14)	-
Payment received on subscription receivable	145,055	81,069	327,199
Offering costs	-	-	(3,102)
Proceeds from notes payable	12,500	-	172,500
Payments on notes payable	-	(39,225)	-
Proceeds from sale of common stock	-	-	125,000
Payment on note payable - Hudson Consulting Group, Inc.	-	-	(117,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	157,555	41,830	504,597

NET CHANGE IN CASH	25	67	63
Cash, beginning of period	38	-	-
Cash, end of period	$63	$67	$63

	Nine Months Ended
	March 31,
	2006		2005
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:	(Unaudited	)	(Unaudited	)
Issuance of common stock for services	$1,475,461		$828,681
Issuance of common stock for prepaid services	$222,316		$577,500
Escrowed shares used for deferred acquisition cost	$1,600,000		$-
Issuance of note payable for deferred acquisition cost	$130,000		$-

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

In furtherance of its acquisition strategy, in December 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with GCCC. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's Common Stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. (See Note 9. Escrowed Shares). Additionally, the Company has committed to issue to GCCC 100 shares of the Company’s Series A Convertible Preferred Stock and 100 shares of Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Vinoble's Common Stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of Common Stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into Common Stock. (See Note 8. Convertible Preferred Stock, Committed).

The Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), on October 10, 2005, for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. As the transaction has yet to be fully executed, Overseas has extended the payment date to coincide with the closing of the acquisition. The Company has also issued 2,000,000 shares of Common Stock to Overseas. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the Agreement with GCCC. The Hazard Agreement values the shares at $200,000 or $0.10 per share based on the current market price on the date of the purchase agreement. However, the 12,500,000 Escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of  $800,000, thus making the total purchase price to Vinoble $997,000. It is possible that in the future the Company will be required to recognize an impairment of its interest in the value of the Hazard Lake Property.

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

Since inception, the Company has incurred a net loss of $15,768,795. Primarily as a result of these recurring losses, Vinoble's independent certified public accountants modified their report on the June 30, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company

Vinoble, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

2. BASIS OF PRESENTATION (Continued from F-7)

as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

In the opinion of management, the unaudited interim financial statements for the three and nine months ended March 31, 2006, are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year ending June 30, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3. DEFERRED COST OF ACQUISITION

As of March 31, 2006, the Company has accumulated $1,812,000 in acquisition costs. The amount includes the $67,000 non-refundable cash deposit paid to Overseas pursuant to the Hazard Agreement, the transfer of 2,000,000 shares of Common Stock from escrowed shares to Overseas valued at $800,000 and the Note Payable to Overseas for $130,000. Also included in the amount is $15,000 paid to Sterling and the transfer of 2,000,000 shares of Common Stock valued at $800,000 from escrowed shares for the purchase of a 5% minority interest in Clovelly. The Hazard Agreement was executed on October 10, 2005, and the Letter Agreement with Sterling was executed on November 15, 2005. Both agreements are expected to be final upon the approval of the holders of a majority of the outstanding Common Stock and delivery of all necessary documentation.  In the event that one of the acquisitions is not finalized, all shares issued pursuant to the Hazard Agreement or the Letter Agreement would be returned and any notes payable executed by the Company would be cancelled. Overseas and Sterling would be entitled to keep the non-refundable cash deposits of $67,000 and $15,000, respectively, unless there is a major defect in title or breach of contract.

4. RELATED PARTY PAYABLES

As of March 31, 2006, the Company owes a total of $64,499 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $10,000 owed to Isaac Simmons and Kathryn A. Christmann, parents of Catherine Thompson, as reimbursement for legal fees paid in the litigation against Hudson Consulting Group, Inc. and $24,473 owed to Joseph Lively, the Company's former Chief Executive Officer, for his compensation for the period of March - May 13, 2005, the date of termination of his employment.

Additionally, Vinoble agreed to reimburse Ms. Thompson and Mr. Lively for out of pocket expenses incurred on behalf of Vinoble. Currently, the Company owes an aggregate of $ 30,026, including $27,031 to Ms. Thompson and $2,995 to Mr. Lively for out of pocket expenses incurred on behalf of the Company.

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

6. SHORT-TERM LOAN - M. AVATAR

On November 23, 2005, the Company executed a short-term Loan Agreement (“Loan”) with Michael Avatar, a Director of the Company, for $12,500. The Loan is payable on or before February 21, 2006, and bears interest of 16% per annum. There is a late payment penalty of $500 if the principal and interest are not paid by the due date. As of the date of this filing, the Company has not paid any amounts owing on the loan. The balance due including principal, interest and penalty is $ 13,701.

7. NOTE PAYABLE - OVERSEAS

On October 10, 2005, the Company executed the Hazard Agreement with Overseas for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. Pursuant to the terms of the Hazard Agreement the Company executed a note payable (“Note”) for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15,
2008, and $40,000 on March 15, 2009. The Note bears interest at 6% per annum. The current portion of the note with accrued interest is $25,695 and the balance of $107,917 is included in long-term liabilities. As the transaction has yet to be fully executed, Overseas has extended the March 15, 2006 payment date to coincide with the closing of the acquisition.

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

8. CONVERTIBLE PREFERRED STOCK, COMMITTED

The Company has entered into an Agreement and Plan of Reorganization ("Agreement") with GCCC which is to facilitate the Company's acquisition plan. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of  Vinoble's Common Stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the
Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common Stock issued by Vinoble. Additionally, GCCC is to be issued 100 shares of non-revocable, Vinoble Series A Convertible Preferred Stock and 100 shares of non-revocable, Series B Convertible Preferred Stock.

The Company has 10,000,000 shares of $.001 par value Preferred Stock authorized. Pursuant to the Agreement with GCCC, the Company has committed to the issuance of 100 shares of non-revocable, Series A Convertible Preferred Stock ("Series A") and 100 shares of non-revocable, Series B Convertible Preferred Stock  ("Series B") as cost of inducement for GCCC to sell certain assets and businesses to the Company. The Series A shall convert into 50.1% of Vinoble's Common Stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A shall have one vote per share until said shares are retired at time of conversion. The Series B shall convert into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share of Series B shall be entitled to 1,000,000 votes until such shares are converted into Common Stock.  As of the date of this filing, the Certificates of Determination for the Series A and Series B have been prepared and have been filed with the State of Delaware. As of the date of this filing it is uncertain as to whether all of the obligations under the Agreement will be fulfilled. However, 2,000,000 shares valued at $0.40 per share were delivered from GCCC pursuant to the Hazard Agreement. An additional 2,000,000 shares valued at $0.40 per share were delivered on January 30, 2006, pursuant to the Letter Agreement for the purchase of a 5% minority interest in Clovelly. (See Note 9. Escrowed Shares).

Both the Series A and Series B issuances are valued as if converted on the effective date of the Agreement, February 11, 2005. On that date the Company had 17,405,000 shares of Common Stock issued and outstanding, with the current market value of  $5,493,563. Conversion of the Series A to equate to 50.1% of the total issued and outstanding Common Stock would require the issuance of 17,474,760 shares for a total of 34,879,760 shares of Common Stock issued and outstanding. The value of the 17,464,760 shares at the average price per share of $0.32 on February 11, 2005, is $5,515,581. Similarly, the 100 shares of Series B converts 1 for 1 to 100 shares of Common Stock valued at $0.32. The par value of the Preferred Stock for each Series A and Series B is $.001 and, therefore, for 100 shares, the value is negligible for purposes of financial statement presentation. The balances of $5,515,581 and $32 are included in additional paid-in capital.

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

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

9. ESCROWED SHARES (Continued from F-10)

Additionally, the Letter Agreement with Sterling executed on November 15, 2005, calls for an aggregate purchase price of $115,000, of which $15,000 has been paid in cash and the balance of $100,000 is to be paid with the issuance of 2,000,000 shares of registered common stock. The shares were issued on January 30, 2006, from GCCC, to be registered at a later date, leaving the balance of shares in escrow at 8,500,000. The Letter Agreement values the shares at $100,000 or $0.05 per share based on the current market price on the date of the agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 shares transferred to Sterling at $0.40 per share for an aggregate value of $800,000. It is possible that in the future the Company will be required to recognize an impairment in the value of its interest in the Clovelly investment.

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

As of March 31, 2006, the Company has received an aggregate of $248,097 in financing from the SPA and has delivered 3,665,729 shares of Common Stock as calculated per calculated at a 37.5% discount to the 10-day trailing closing price of the Company’s Common Stock at the time of each payment per the terms of the SPA. A balance of $1,903 remains due on the December 31st installment and the March 31st installment of $50,000 is also delinquent. (See Note 11. Subsequent Events).

11. SUBSEQUENT EVENTS

In the period from March 31, 2006 to May 11, 2006, the Company issued 21,377,932 shares of Common Stock for various services including professional services, locating and reviewing further acquisition

Vinoble, Inc.
(A Development Stage Company)
Notes to Financial Statements

11. SUBSEQUENT EVENTS (Continued from F-11)

candidates and identifying potential strategic partners. The shares were issued to 4 different individuals including Ms. Thompson, whom was issued shares for services rendered while acting in her capacity as an officer of Vinoble.

As of the date of this filing, GCCC has paid the $1,903 and the $50,000 balances owing on the December 31, 2005 and on the March 31, 2006 installments. In addition, the Company has received initial funds toward the June 30th installment.

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

As of the date of this filing, the Company has received an aggregate of $300,000 in financing from the SPA and has delivered 7,252,982 shares of Common Stock as calculated at a 37.5% discount to the 10-day trailing closing price of the Company’s Common Stock at the time of each payment per the terms of the SPA. The balances of $1,903 for the December 31st installment and of $50,000 for the March 31st installment have been paid but were delinquent.

The Company effected a 1 for 500 reverse stock split to all shareholders of record as of October 15, 2004. The reverse stock split was designed to facilitate the Company’s acquisition strategy.

In furtherance of its acquisition strategy, in December 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with GCCC. The Agreement provides that Vinoble will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of Vinoble's common stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and Vinoble. GCCC shall have two years to meet all of the obligations under the Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares. Additionally, the Company has committed to issue to GCCC 100 shares of the Company’s Series A Convertible Preferred Stock and 100 shares of Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Vinoble's Common Stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of Common Stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into Common Stock.

On October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. As the transaction has yet to be fully executed, Overseas has extended the March 15, 2006 payment date to coincide with the closing of the acquisition. Additionally the Company has issued 2,000,000 shares of Common Stock to Overseas. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the Agreement. The Hazard Agreement values the shares at $200,000 or $0.10 per share based on the current market price on the date of the Hazard Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of $800,000, thus making the total purchase price to Vinoble $997,000. It is possible that in the future the Company will be required to recognize an impairment in the value of the Hazard Lake Property.

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

 The Clovelly Prospect is a late piercement salt dome that traps hydrocarbon from late to middle Miocene time. Since its discovery, the field has produced in excess of 30 MMBO (million barrels of oil) and 200 BCFG (billion cubic feet of gas). Reservoirs typically exhibit moderate water drives and benefit from water and/or gas injection. The eastern flank of the field has been redeveloped with additional drilling and water injection. Clovelly was scheduled to go into production in December 2005 with a proposed target to test the “M” sand at a depth of approximately 13,500 feet with a prospective size of 3.6 million barrels of oil. However, further geophysical review of a 3-D Seismic survey of the property has indicated greater potential for development at a deeper target horizon. The additional drilling target will test the “P” Sand at approximately 14,200 feet and, if successful, could significantly increase the reserves in the well for a nominal increase in the dry hole cost. The operator of the property, Vinoble and the partners have agreed upon and contracted on a turnkey basis with Grey Wolf Drilling Company to utilize its Rig No. 611 to begin drilling within the next calendar quarter. A discovery would lead to the drilling of several development wells on the 1,260 acre property where facilities for the production of the well are available.

 With the acquisitions of these properties, the Company is in position to capitalize on the strengths of the current gold mining market and the oil and gas market. While oil prices remain high and gold has achieved a 25 year peak at over $700 per ounce, these are two strong markets where demand is high and additional supply is necessary to satisfy the demand. The Company has elected to set aside its efforts at development and acquisition of Radio Frequency Identification (“RFID”), Global Positioning Systems (“GPS”) and other technology-based assets to focus on acquisitions in the oil & gas and mining sectors. Vinoble has been presented with opportunities for such acquisitions and believes that there is potential to capitalize on the strengths of the current gold mining and the oil and gas markets.  The Company anticipates that these investments may offer potential profitable returns at a cost that is feasible. Consequently, the Company has ceased its discussions for the acquisitions of 100% of the assets of 21st Sentry Monitoring Systems, Inc. ("Sentry"), Inc. and 100% of the assets of MSI. Vinoble intends to continue to seek and identify opportunities that will enhance the Company's strategy.

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

RESULTS OF OPERATIONS

    The Three and Nine Months Ended March 31, 2006 Compared To The Three and Nine Months Ended March 31, 2005

    Revenues. The Company did not generate any revenue in the three- and nine-month periods ended March 31, 2006 and 2005. The Company's focus has been on the evaluation and selection of an existing business to effect a merger or acquisition. The Company has executed agreements for the purchase of a 98% interest in the Hazard Lake Property, in the Red Lake gold mining district, and for the purchase of a 5% interest in the Clovelly Prospect, an oil and gas property. The Company has been in the developmental stage since July 2001.

    General and Administrative Expenses. The Company incurred $509,635 in general and administrative expenses for the three-month period ended March 31, 2006, compared to $7,139,597 for the three-month period ended March 31, 2005. The Company incurred $1,943,352 in general and administrative expenses for the nine-month period ended March 31, 2006, compared to $8,375,139 for the nine-month period ended March 31, 2005. The decreases for the three and nine month periods in 2006 were due primarily to expenses incurred for the corresponding three and nine month periods in 2005 to facilitate the growth of Vinoble through acquisition and fundraising efforts. In the quarter ended March 31, 2005, the Company expensed the value of the preferred stock issuances to GCCC in the amount of $5,515,613, valued using the effective date of the Agreement, February 11, 2005, as the date of conversion.

    Included in general and administrative expense for the three months ended March 31, 2006 was $267,396 of expense related to the issuance of an aggregate of 8,551,237 shares of Common Stock to consultants in lieu of cash compensation. In addition, $221,667 of expense was related to the issuance of 2,518,589 shares, for prepaid consulting expenses. During this period shares of Common Stock were issued for various services and prepaid services including mining operations and budget preparation for drill test programs; oil and gas operations including but not limited to reviews and interpretations of drilling AFE’s, daily drilling progress, and assessments and interpretations of 3D Seismic data. Additional services include locating and reviewing further acquisition candidates. The shares were issued to 12 different individuals. At March 31, 2006, the Company had virtually no cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered.

    Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception as it has been a development stage company.

    Gain from Settlement of Lawsuit. In the nine-month period ended March 31, 2005, the Company settled litigation with Gerard Nolan, its former Chief Executive Officer, in which Mr. Nolan assigned to the Company all rights and ownership in 1,620 shares of the Company's Common Stock. The settlement and assignment resulted in a gain of $90,415. No such gain was recognized in the nine-month period ended March 31, 2006.

    Interest Expense. The Company recognized $2,916 and $3,156, in interest expense in the three- and nine-month periods ended March 31, 2006, compared to $4,813 and $10,562 in the three- and nine-month periods ended March 31, 2005, respectively. The higher expense realized in the three- and nine-month periods ended March 31, 2005 was due primarily to the Note Payable with Interactive Ideas Consulting Group.

    Net Loss. As a result of the foregoing factors, the Company's net loss decreased to $512,551 for the three months ended March 31, 2006, compared to a net loss of $7,142,753 for the three months ended March 31, 2005. The net loss per share was $0.01 for the three months ended March 31, 2006, compared to a net loss per share of $0.58 for the three months ended March 31, 2005. The Company’s net loss for the nine months ended March 31, 2006 also decreased to $1,948,165, compared to a net loss of $8,295,286 for the nine months ended March 31, 2005. The net loss per share was $0.04 for the nine-month period ended March 31, 2006, compared to a net loss per share of $1.80 for the nine-month period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has an immediate need for capital. The Company had virtually no cash or cash equivalents at March 31, 2006 and at June 30, 2005. The Company used $287,530 in net cash for operating activities during the nine-month period ended March 31, 2006, compared with $41,763 used by operating activities during the nine-month period ended March 31, 2005. The cash used by operating activities during the nine-month period ended March 31, 2006 was largely due to non-cash gains of $1,697,777 reflecting the issuance of stock for services and prepaid services and $1,600,000 from the utilization of escrowed shares for the acquisition of a 98% interest in the Hazard Lake Property and a 5% interest in the Clovelly Prospect, offset by other changes affecting net cash used by operating activities at March 31, 2006. These other changes included a decrease in prepaid expenses of $161,851, an increase of $1,213 in accounts payable and accrued liabilities, an increase of $6,891 in accrued liabilities - related parties, and an increase in interest expense of $4,813 offset by an increase in deferred cost of acquisition of $1,812,000. The cash used by operating activities during the nine-month period ended March 31, 2005 was largely due to non-cash gains reflecting the issuances of stock in the amounts of $2,807,306 for services and prepaid services, $175,034 for accrued liabilities - related parties, $42,371 for notes payable with accrued interest, and $13,184 for subscriptions receivable offset by a $90,415 gain from extinguishment of debt from the return of stock to treasury as a result of a settlement with the Company's former Chief Executive Officer and from the write-off of the balance owed for a related party payable in the amount of $415. Other changes affecting cash for the nine-month period ended March 31, 2005 include an increase in prepaid expenses of $89,249, an increase in accounts payable and accrued liabilities of $32,856, and an increase in accrued interest of $6,908 offset by an increase in deferred cost of acquisition of $235,246 and a decrease in accrued liabilities - related parties of $103,337.

    The Company did not utilize cash for investing activities during either of the nine-month periods ended March 31, 2006 or 2005. Financing activities provided $287,555 of cash during the nine-month period ended March 31, 2006, consisting of  $142,500 in notes payable and $145,055 in proceeds from the subscription receivable to GCCC. During the nine-month period ended March 31, 2005, financing activities provided the Company $41,830 in cash, resulting from proceeds of $81,069 received on the subscription receivable to GCCC offset by a $14 overdraft and a payment on a note payable of $39,225.

    The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $1,948,165 for the nine months ended March 31, 2006. Since inception, the Company has incurred a net loss of $15,768,795. Primarily as a result of these recurring losses, Vinoble's independent certified public accountants modified their report on the June 30, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

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

    On September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of Common Stock to GCCC in consideration of the payment of $500,000 in cash. The Company is to receive the funds in $50,000 increments beginning October 15, 2004 and continuing each calendar quarter from and after March 15, 2005. The 400,000 shares will be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's Common Stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through December 31, 2007. Currently, GCCC has not elected a Board Member as its representative on Vinoble’s Board of Directors. At September 14, 2004, the Company had an aggregate of 305,108 shares of Common Stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's Common Stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted Common Stock and 56.73% of the Company's outstanding Common Stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of October 10, 2005, the Company had received an aggregate of $205,562 from GCCC for the issuance to GCCC of an aggregate of 2,357,857 shares of Common Stock (including an additional 1,957,857 shares issued pursuant to the price calculation terms of the SPA). In addition, the Company issued 3,271,536 additional shares of Common Stock, at a value of $0.09 per share, to restore the equity of the subscribed stock to $294,438. As of the date of this filing, the Company has received an aggregate of $300,000 in financing from the SPA and has delivered 7,252,982 shares of Common Stock as calculated at a 37.5% discount to the 10-day trailing closing price of the Company’s Common Stock at the time of each payment per the terms of the SPA.

    The Company executed the Hazard Agreement with Overseas, a Panamanian corporation, on October 10, 2005, for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement calls for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid and has been included in Deferred cost of acquisition), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009.

As the transaction has yet to be fully executed, Overseas has extended the March 15, 2006 payment date to coincide with the closing of the acquisition. Additionally the Company has issued 2,000,000 shares of common shares to Overseas which were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the Agreement. The Hazard Agreement values the shares at $200,000 or $0.10 per share based on the current market price on the date of the purchase agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of $800,000 thus making the total purchase price to Vinoble $997,000.

    On November 15, 2005, the Company executed the Letter Agreement with Sterling (formerly Sun Oil and Gas Corp.) to purchase a 5% minority interest in an oil prospect property. The property is the Clovelly Prospect which is located in southeast Louisiana in the Lafourche Parish. The Letter Agreement calls for an aggregate purchase price of $115,000, of which $15,000 is to be paid in cash and the balance of $100,000 is to be paid with the issuance of 2,000,000 shares of registered Common Stock. The deposit of $15,000 was paid in December and is not refundable except in the event of significant title defects. As of January 30, 2006, the 2,000,000 shares have been transferred from the escrowed shares issued to GCCC, to be registered at a later date, leaving a balance of 8,500,000 shares in escrow for future acquisitions. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 transferred to Sterling at $0.40 per share for an aggregate value of $800,000 thus making the total purchase price to Vinoble $815,000.

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

RISKS AND UNCERTAINTIES

    The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATING TO VINOBLE'S OPERATIONS

VINBOLE NEEDS SIGNIFICANT ADDITIONAL CAPITAL. The Company currently has no income producing operations or assets and has limited access to additional capital. At March 31, 2006, the Company had virtually no cash or cash equivalents. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately to fund its working capital needs. In addition, the Company has committed to certain cash payments in connection with several pending acquisitions. If the Company is not able to raise this funding, it will not be able to consummate the acquisitions and pursue its corporate strategy. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's Common Stock. As described above, on September 14, 2004, the Company executed the SPA with GCCC. The SPA calls for the issuance by the

Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of
$500,000 in cash. The Company began to receive the funds in $50,000 increments each quarter, beginning October 15, 2004: however, many of the installment payments have been delayed. The Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.

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

The type of business acquired may be one that desires to avoid undertaking its own public offering and the accompanying expense, delay, uncertainty and federal and state regulatory requirements protecting investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Any business opportunityacquired may be currently unprofitable or present other risks. An acquisition will most likely be highly illiquid and could result in a total loss to the Company and its stockholders.

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

ITEM 3. CONTROLS AND PROCEDURES

On May 12, 2006, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

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

    As of the date of this filing, GCCC is current with its payment under the SPA though most payments have been delinquent. The Company has received an aggregate of $300,000 in financing from GCCC. The shares were issued subject to Section 4 (2) of the Securities Act of 1933. GCCC is an accredited investor that has represented to the Company that it is acquiring the securities for investment, and not with a view towards distribution.

    For the three months ended March 31, 2006, $252,396 of expense related to the issuance of an aggregate of 8,412,776 shares of Common Stock was paid to 8 consultants, including Ms. Thompson whom was issued shares for services rendered while acting in her capacity as an officer of Vinoble, in lieu of cash compensation for various services including mining operations and budget preparation for drill test programs; oil and gas operations including but not limited to reviews and interpretations of drilling AFE’s, daily drilling progress, and assessments and interpretations of 3D Seismic data. Additional services include locating and reviewing further acquisition candidates.

    In addition, $221,667 of expense was related to the issuance of 2,518,589 shares, for prepaid consulting expenses. On March 31, 2006, the Company had no cash. Consultants receiving stock agreed to receive these securities subject to Section 4 (2) of the Securities Act of 1933, in lieu of cash, for payment of services rendered. All shares are subject to piggy-back registration rights.

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

Dated: May 22, 2006

VINOBLE, INC.

/s/ Catherine Thompson
---------------------------
Catherine Thompson
Interim Chief Executive Officer and
Chief Financial Officer