Form 10KSB
period 2006-06-30
MATRIXX RESOURCE HOLDINGS, INC.
filed 2006-10-13
CIK 30966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCEXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER 001-07894

--------------------------

MATRIXX RESOURCE HOLDINGS, INC.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(Exact name of registrant as specified in its charter)

Delaware -------------------------------	95-2312900 ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11601 Wilshire Blvd., Ste. 500, Los Angeles, CA 90025
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(Address of principal executive office) (Zip Code)

(310) 235-1479
------------------------------
(Issuer's telephone number)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	Over-the-Counter Bulletin Board

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]       No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ X ] No [    ]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $3,821,242.

The number of outstanding shares of the issuer's Common Stock, $0.001 par value, as of October 9, 2006 was 189,455,576.

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

Transitional Small Business Disclosure Format (Check One): Yes [   ]       No [ X ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

As used in this Annual Report on Form 10-KSB, the terms "Company" or "Matrixx" refer to Matrixx Resource Holdings, Inc., a Delaware corporation formerly known as  Vinoble, Inc. (“Vinoble”) and Ohana Enterprises, Inc. (“Ohana”), its subsidiary Visual Interviews (“VI”), a Nevada corporation, and its predecessor Torchmail Communications, Inc. ("Torchmail"), unless the context indicates otherwise.

Since the Company’s emergence from bankruptcy on August 21, 1999 as Erly Industries, Inc., the Company has attempted to acquire operations through an acquisition or merger, or to begin its own start-up business. Previous business strategies involved capital intensive start-ups focused on applications for emerging technologies. These endeavors ultimately were not successful due to the lack of operations, lack of capital and conflicts in strategic direction among management.

In September 2004, the Company formed a strategic partnership with GarcyCo Capital Corp. ("GCCC") which provided a significant investment in the Company to allow it to continue its search for an operating business or assets for acquisition. On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GCCC. The SPA required the issuance by the Company of an aggregate of 400,000 shares of Common Stock to GCCC in consideration of the payment of $500,000 in cash. The Company was to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares were to be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. As of September 14, 2004, the 400,000 shares issued to GCCC equaled approximately 56.7% of the Company’s issued and outstanding Common Stock. All shares were restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA included a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, would be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's Common Stock at the time of each payment. Therefore, it was possible that the Company would have to issue additional shares of Common Stock to meet its contractual commitment to GCCC.

As part of the consideration for the SPA, GCCC was given the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the fiscal year ended June 30, 2005. GCCC subsequently extended the directorship term for both Ms. Thompson and Mr. Avatar through December 31, 2007. To date, GCCC has not formally designated a representative for the Board of Directors.

As of June 30, 2006, the Company had received an aggregate of $353,810 in financing from the SPA resulting in the required issuance of 11,832,447 shares as calculated at a 37.5% discount to the 10-day trailing closing price of the Company’s Common Stock at the time of each payment per the terms of the SPA. As of June 30, 2006, the Company had delivered an aggregate of 5,828,352 shares of Common Stock to GCCC and owed a balance of 6,004,095 restricted common shares at an average price of $.03 per share for investments received from GCCC.

As of July 18, 2006, GCCC completed its obligation to deliver an aggregate of $500,000 in financing to the Company ahead of schedule. On September 11, 2006, the Company issued 12,715,021 shares of restricted Common Stock to complete its obligations under the SPA. The Company received an aggregate of $500,810 and issued an aggregate of 18,543,373 shares of Common Stock, restricted within the meaning of Rule 144 under the Securities Act, at an average price of $0.027 per share, pursuant to the terms of the SPA.

The Company effected a 1 for 500 reverse stock split to all shareholders of record as of October 15, 2004. The reverse stock split was designed to facilitate the Company’s acquisition strategy.

In December 2004, the Company entered into an Agreement and Plan of Reorganization (the "GCCC Agreement") with GCCC. The GCCC Agreement provides that the Company would acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of the Company's Common Stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and the Company. GCCC has two years to meet all of the obligations under the GCCC Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares. Additionally, the Company has issued to GCCC 100 shares of the Company’s Series A Convertible Preferred Stock and 100 shares of Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Matrixx's Common Stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of Common Stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into Common Stock.

The Company and GCCC sought to identify and evaluate business opportunities for acquisition or merger to provide long-term growth for its shareholders and to meet the Company’s objective of attaining a listing on a national exchange. Efforts were initially focused on the acquisition of assets, businesses, and strategic partners in the wireless asset tracking sub-sector of the Homeland Security market. However, in its pursuit to offer end-to-end solutions for the tracking, management, and monitoring of both mobile and non-mobile assets utilizing Radio Frequency Identification and Global Position Systems, the Company encountered opportunities to invest in several prospects in the oil and gas and mining sectors. These investments were to be initially used as testing grounds for the new technologies. However, further evaluation caused the Company to re-focus its strategy to target oil and gas and natural resource exploration to take advantage of the ability to make minimal investments in numerous prospects thus allowing for better structure of cash flow and diversification of risk. The Company views this strategic direction to be more advantageous than development of new product technologies given the established market demand for natural resources.

Natural Resource Exploration

Definitions of Industry Terms
--------------------------------

Au. The symbol for the element gold.
Acre. An area of 43,560 square feet.
Assay. An analysis (an ore, alloy, etc.) in order to determine the quantity of gold, silver, or other metal in it.
Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.
BCFG. One billion cubic feet of natural gas at standard atmospheric conditions.
Back-in Working interest. The owner of this type of working interest in the drilling of a well incurs no liability for drilling costs associated with a well until the well is drilled and drilling costs have been paid-out to the working interest holders. At that point the back-in interest holder is responsible for any and all well costs proportionate to the back-in ownership interest.
Completion Costs. The costs to install permanent equipment for the production of oil or natural gas.
Dry Hole Costs. The costs to drill the well, not including acquisition costs, up to completion.
 Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Drilling break. Resevoir quality sand and pressure entering the well bore.
Drilling target. A potential reservoir rock.

Exploration. The search for natural accumulations of oil and natural gas by any geological, geophysical or other suitable means.
Fault. A break in the rocks along which one side has moved relative to the other.
Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Hectare. A metric unit of area equal to 100 acres (2.471 acres).
Hydrocarbon. A molecule formed primarily by carbon and hydrogen atoms. Crude oil and natural gas are composed of hydrocarbon molecules.
Lease. An instrument which grants to another (the lessee) the exclusive right to enter to explore for, drill for, produce, store and remove oil and natural gas on the mineral interest, in consideration for which the lessor is entitled to certain rents and royalties payable under the terms of the lease. Typically, the duration of the lessee’s authorization is for a stated term of years and “for so long thereafter” as minerals are producing.
MCF. One thousand cubic feet.
MMBO. One million barrels of oil.
Miocene. An epoch of time from 24 to 5.3 million years ago, part of the Tertiary Period.
Operator. The individual or company responsible to the working interest owners for the exploration, development and production of an oil or natural gas well or lease.
Participant Group / Interest Owners. The individuals and/or companies that, together, comprise the ownership of 100% of the working interest in a specific well or project.
Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.
Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved undeveloped reserves (PUD). Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for re-completion.
Recoverable reserves. The amount that can be produced from a reservoir under current economic conditions. It is a fraction of the oil in a place.
Reserves. Natural gas and crude oil, condensate and natural gas liquids on a net revenue interest basis, found to be commercially recoverable.
Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/ or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage, or of the proceeds of the sale thereof, but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
Sedimentary rock. A rock composed of sediments deposited on the surface of the ground or bottom of the ocean. Sandstone, limestone and shale are examples. Salts precipitated out of water also form sedimentary rocks.
Seismic survey. A petroleum exploration method in which sound energy put into the earth with a source. The sound energy reflects of subsurface sedimentary rock layers and is recorded by detectors on the surface. An image of the sub-surface rock layers is made with the seismic data to find petroleum traps.
Turnkey contract. A drilling contract based on a fixed fee to drill to contract depth.
Twin hole. A well drilled adjacent to an existing well.
Water injection. Water injected into a producing reservoir for pressure maintenance, waterflood or enhancing oil recovery.
Working Interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

Acquisitions and Investments
--------------------------------

Hazard Lake Property. On October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement called for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Overseas extended the March 15, 2006 payment date to coincide with the closing of the acquisition on July 14, 2006. The Company has also issued 2,000,000 shares of Common Stock to Overseas. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement. The Hazard Agreement valued the shares at $200,000, or $0.10 per share, based on the current market price on the date of the Hazard Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company was initially required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of $800,000, thus making the total purchase price to Matrixx $997,000. As a result of the Company’s recently focused attention on acquiring oil and gas properties, it was determined that value of the Hazard Lake Property in deferred acquisition cost was impaired. At June 30, 2006 the Company recognized a $600,000 impairment in the value of the Hazard Property.

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

Clovelly Prospect. On November 15, 2005, the Company executed a Letter Agreement (the “Letter Agreement”) with Sterling Grant Capital Inc. (formerly Sun Oil and Gas Corp.), (“Sterling”), to purchase a 5% minority interest in an oil prospect property. The property is the Clovelly Prospect (“Clovelly”) which is located in southeast Louisiana in the Lafourche Parish. The Letter Agreement called for an aggregate purchase price of $115,000, of which $15,000 was prepaid in cash. The balance of $100,000 was paid with the issuance of 2,000,000 shares of registered Common Stock. The shares were issued on January 30, 2006 from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement, leaving the balance of shares in escrow at 8,500,000. The Letter Agreement valued the shares at $100,000, or $0.05 per share, based on the current market price of the Company’s Common Stock on the date of the Letter Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore the Company is required to value the 2,000,000 shares transferred to Sterling at $0.40 per share for an aggregate value of $800,000. It is possible that in the future the Company will be required to recognize an impairment in the value of its interest in the Clovelly investment.

The Clovelly Prospect is a late piercement salt dome that traps hydrocarbon from late to middle Miocene time. Since its discovery, the field has produced in excess of 30 MMBO and 200 BCFG. Reservoirs typically exhibit moderate water drives and benefit from water and/or gas injection. The eastern flank of the field has been redeveloped with additional drilling and water injection.

Drilling of the Allain LeBreton No. 2 well on the Clovelly Prospect commenced on June 19, 2006. The operator of the property, Matrixx and the partners agreed upon and contracted on a turnkey basis with Grey Wolf Drilling Company to utilize its Rig No. 611 for the drilling. The original proposed target was to test the "M" Sand at a depth of approximately 13,500 feet with a prospective size of 3.6 MMBO. After further geophysical review of a 3D Seismic survey of the property, the operator and the interest owners of the prospect and put forth a further development plan to test the "P" Sand at approximately 14,200 feet. If successful, it is presumed that the deeper sands would contribute to significantly increase the reserves in the well to an anticipated 11 MMBO for a nominal increase in the dry hole cost. The well was nearing its objective but the operator of the well reported on August 3, 2006 that a "drilling break" (encountering reservoir quality sand and pressure) was encountered from 14,275 feet to 14,280 feet. The drilling break in this instance was related to gas entering the well bore. The operator subsequently raised the mud weight to 12.6 pounds per gallon to contain the pressure and continued circulating gas out of the hole before running 7 inch protective casing. It was anticipated that another 200 feet would be drilled to get through the objective "M" sand.

Due to difficulties encountered in drilling the No. 2 well, the operator will drill a twin hole. A twin hole is described as drilling a well adjacent to an existing well, such as the No. 2 well. The Company expects drilling of the twin to take place near the original well so that it may tap into the first gas discovery found; while, simultaneously at a distance as not to encounter unfavorable conditions as a result from the initial hole. The Company also plans to drill as soon as practicable, an additional well known as a PUD (Proven, Undeveloped well) to a target depth of 12,500. The PUD recoverable reserves are estimated at 250,000 barrels of oil with an upward potential of 500,000 barrels.

The No. 2 well encountered a two foot gas discovery, but due to the location of the hole, the drilling may have incurred an offset, whereby an additional 28 feet of discovery may exist containing up to 5 BCFG. While the gas discovery might be considered as an added benefit, the intended cause of drilling the twin is primarily to target what is known as the "M" sand at or about 14,300 feet to 14,500 feet with a prospective size of 10 to 11 MMBO. The Clovelly field has produced over 30 MMBO, most of which occurred in the "M" sand.

Drilling of the PUD well will likely occur prior to, or concurrently with, the drilling of the twin well and is expected to assist in offsetting cash outlays required for the new well. It is anticipated that this will occur in the late fourth calendar quarter 2006 or early first calendar quarter 2007.

Other Investments

The Company is developing a program for future investments which will allow the Company to grow responsibly by contributing to assets with diversification to help mitigate the industry associated risk. The Company’s philosophy is to take small interests in relatively low risk opportunities. However, the Company may elect to accept a larger interest when the cost / benefit or cost/risk ratio is perceived to be very low. Management is not experienced in this industry and as such relies upon consultants and partners to bring proposals and to assist with investment decisions. The Company attempts to minimize risk by working with experienced and reputable partners and operators, considering factors such as success rates, experience with certain types of wells, and the cash flow sources of the Company’s partners . The Company must also evaluate deal structure for fit with the current portfolio demands and its ability to raise financing. Lastly, the Company also analyzes property specific details such as the type of well, the target depth to be drilled, the field location and proximity of other wells, and if reserves or fields are proven.

The Company’s goal is to cash flow proceeds from successes into new projects. To date financing has been supplied by the SPA with GCCC. The Company and GCCC are in discussions to renew the SPA, however, there can be no assurance that a renewal will be reached or that if reached it will be on terms and conditions favorable to the Company.

Buck Snag Field. Since June 30, 2006, the Company has entered into several other participation agreements for oil and gas prospects. On August 28, 2006, the Company entered into an Acquisition and Participation Agreement (“Buck Snag Agreement”) for the acquisition of a 42.5% working interest in the Buck Snag Field (“Buck Snag”) from Texahoma Energy, Inc. (Pink Sheets: TXHE), a Canadian corporation (“Texhoma”), for a purchase price of $150,000. The Company’s 42.5% working interest in the leases is subject to an existing overriding 28% Royalty Interest. Pursuant to the terms of the Buck Snag Agreement, Texhoma has the right to back-in for a 12.5% working interest after payout of the investment to the Company. Payout is defined as the receipt by the Company of the equivalent of the purchase price and the investment out of revenue distribution from the Operator. Sunray Operating Company, LLC, located in Sugarland, Texas, (“Sunray” or “Operator”), is the Operator for Buck Snag. Per the Buck Snag Agreement, Sunray is also entitled to a 12.5% working interest, proportionately reduced at payout. Both back-in working interest percentages to Texhoma and to Sunray are already factored into the Company’s 42.5% working interest percentage.

The Buck Snag Prospect covers approximately 280 acres of land in Colorado County, Texas. Shallow development well(s), not more than 5,000 feet, will be drilled and completed to produce by-passed and attic gas reserves. By-passed and attic gas reserves are those which are contained in relatively impermeable rocks or above the primary reservoir. Each well will be drilled at a strategic location to test at a minimum two separate reservoir sands where potential gas or oil reserves may be located. The possibility of encountering nine separate reservoir sands within the Buck Snag lease block is seen.

The #1 Schiurring well on Buck Snag commenced drilling on August 11, 2006 at approximately 500 feet north of the Windsor #2 Schiurring well. On August 18, 2006 the target depth of 4,400 feet was reached. The #1 Schiurring well was completed in the 2,030 foot sand and placed into production on August 24, 2006. Initial flow rate commenced at 120 MCF of gas per day, and after the water cleanup, well production is expected to increase to 300 MCF of gas per day. Recoverable reserves for the project are estimated at 2 to 3 BCFG. Net drilling cost was $170,000, of which the Company’s obligation of $72,250 has been paid. Net completion costs were $72,380 of which the Company’s obligation of $30,761 is still owing. The Company, its partners and the operator have agreed to drill three additional wells on the Buck Snag Prospect before December 31, 2006. Subsequent well locations and depths will be keyed off the geology of the first well.

Manvel Prospects. On October 5, 2006, the Company finalized an Acquisition and Participation Agreement with Texhoma for the acquisition of a majority working interest in two wells located in Brazoria County, Texas (the “Manvel Agreement”). Pursuant to the terms of the Manvel Agreement, the Company shall receive a 55% working interest in the Manvel 2,000 ft. Miocene Exploration prospect (“Miocene Prospect”) for $20,000 and a 55% working interest in the Manvel 4,500 ft. Oakville Development well (“Oakville Prospect”) for $40,000, (collectively, “Manvel Prospects”). Estimated dry hole costs for the wells are $170,000 and $100,000, of which the Company’s obligations are $93,500 and $55,000, respectively.

The Company’s 55% working interest in the leases is subject to an existing overriding 25% Royalty Interest. Pursuant to the terms of the Manvel Agreement, Texhoma has the right to back-in for a 12.5% working interest after payout of the investment to the Company for each well. Payout is defined as the receipt by the Company of the equivalent of the purchase price and the investment out of revenue distribution from the Operator, Sunray. Per the Manvel Agreement, Sunray is also entitled to a 12.5% working interest, proportionately reduced at payout for each well. Both back-in working interest percentages to Texhoma and to Sunray are already factored into the Company’s 55% working interest percentage for both leases.

Sandy Point Prospect. The Company has finalized terms with Texhoma for participation in the Sandy Point Prospect. The Company has agreed to concessions in its working interest percentages for the Buck Snag and the Manvel Prospects in exchange for a 10% participation in the Sandy Point Prospect, also located in Brazoria County, Texas. The Company’s initial working interest in Buck Snag was 57.5%, which was decreased to 42.5% as described above. Additionally, the Company’s initial 55% working interest in each of the Manvel Prospects has been decreased to 45%, thus decreasing the Company’s obligations for dry hole costs to $76,500 and $45,000, respectively. The remaining terms of the Buck Snag and Manvel Agreements were not altered. The well at Sandy Point will be drilled to a total depth of 6,700 feet to the Frio formation which covers approximately 160 acres. The operator, Sunray Operating Company, expects to gain approximately 20 feet of structure to the existing well.

Competition
--------------------------------

The Company will be involved in intense competition with other oil and gas and natural resource exploration companies, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior industry experience. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees
--------------------------------

As of June 30, 2006, the Company had one full time administrative employee. Management of the Company expects to utilize consultants as necessary but does anticipate the need to hire an industry professional in the position of Chief Executive Officer in the upcoming fiscal year. As the Company’s portfolio on investments continues to grow and the Company becomes more entrenched in the oil and gas industry, it will be necessary to hire an industry professional to lead the Company and to act as a representative to the public and to institutional level investors.

Governmental Regulation
--------------------------------

Our exploration, development, production and marketing operations are subject to extensive rules and regulations by federal, state and local authorities. Numerous federal, state and local departments and agencies have issued rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, bonds and reports concerning operations. Most states also have statutes and regulations governing conservation and safety matters, including the unitization and pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing of such wells. Such statutes and regulations may limit the rate at which oil and gas otherwise could be produced from our properties. These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas by assigning allowable rates of production to each well or proration unit. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Because these rules and regulations are frequently amended or reinterpreted, we are not able to predict the future cost or impact of complying with such laws.

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues we receive for sales of such production. Since the mid-1980s, the FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance the Company’s ability to market and transport its gas, although it may also subject it to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. Management is not able to predict with any certainty what effect, if any, these regulations will have on the Company. Other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Environmental Matters
--------------------------------

     Operations on properties in which the Company has an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

     Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose ‘‘strict liability’’ for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

     Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as ‘‘hazardous wastes.’’ This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

     The regulatory burden of environmental laws and regulations increases the cost and risk of doing business and consequently will affect the Company’s financial condition. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the ‘‘Superfund’’ law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a ‘‘hazardous substance’’ into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

     It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term ‘‘hazardous substances.’’ At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of ‘‘solid wastes’’ and ‘‘hazardous wastes,’’ certain oil and gas materials and wastes are exempt from the definition of ‘‘hazardous wastes.’’ This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which the Company has an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

     Management believes that the operators of the properties in which the Company has an interest are in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company’s financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on the Company’s capital expenditures, earnings or competitive position. Management believes, however, that the operators of its properties are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is building a diversified portfolio of acquisitions and investments in the oil and gas and natural resource sectors. Management’s philosophy is to take small interests in selected opportunities. However, the Company may elect to accept a larger interest when the cost / benefit or cost/risk ratio is perceived to be very low.

Hazard Lake Property, Ontario, Canada
The Company executed the Hazard Agreement with Overseas on October 10, 2005, for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The transaction was consummated on July 14, 2006. The Hazard Lake Property lies within the Archean Birch-Uchi Greenstone Belt of the western Uchi Subprovince of NW Ontario, in an area known as the Red Lake Mining District. The Red Lake district is a well known mining camp based on Archean greenstone rocks which contains Placer Dome's old Campbell mine and Goldcorp's Red Lake mine which is described as the lowest cost, highest grade mine in the world. The property consists of three unpatented claims, all of which are in good standing, with an aggregate area of approximately 355 hectares. This property still requires additional exploration to update and to further expand on estimated reserves and identify any additional resources. The Company believes that significant additional expense will be incurred to explore and extract the gold reserves. Further, the Company has impaired the value of the deferred acquisition cost related to this property.

Clovelly Prospect, LaFourche Parish, Louisiana
On November 15, 2005, the Company executed the Letter Agreement with Sterling to purchase a 5% minority interest in an oil prospect property known as the Clovelly Prospect which is located in southeast Louisiana in the Lafourche Parish. The Clovelly Prospect is a late piercement salt dome that traps hydrocarbon from late to middle Miocene time. Since its discovery, the field has produced in excess of 30 MMBO and 200 BCFG. Recoverable oil reserves are estimated at 10 - 11 MMBO and recoverable gas reserves are estimated at 5 BCFG as provided by ORX Resources, Inc., the well operator. This transaction was also consummated on July 14, 2006.

Drilling of the Allain LeBreton No. 2 well on the Clovelly Prospect commenced on June 19, 2006. The operator of the property, Matrixx and the partners agreed upon and contracted on a turnkey basis with Grey Wolf Drilling Company to utilize its Rig No. 611 for the drilling. The well was nearing its objective but the operator of the well reported on August 3, 2006 that a "drilling break" (encountering reservoir quality sand and pressure) was encountered from 14,275 feet to 14,280 feet. The drilling break in this case was related to gas entering the well bore. The operator subsequently raised the mud weight to 12.6 pounds per gallon to contain the pressure and continued circulating gas out of the hole before running 7 inch protective casing. It was anticipated that another 200 feet would be drilled to get through the objective "M" sand. Due to difficulties caused by the considerable pressure and inflow of gas into the well, the operator will drill a twin hole. The operator and participating partners are encouraged by significant gas shows that the objective “M” target sands will be productive. Additionally, it has been decided that a development well shall be drilled to exploit Proven Undeveloped (‘PUD”) oil reserves on the 1,260 acre property some 7,000 feet to the northwest of the Allain Lebreton No. 2 well. This prospect is located on the actual salt-dome that is associated with the structure of the Clovelly Field. Drilling of the PUD well will likely occur prior to, or concurrently with, the drilling of the twin well and is expected to begin in the late fourth calendar quarter 2006 or early first calendar quarter 2007.

Buck Snag, Colorado County, Texas
On August 28, 2006, the Company entered into the Buck Snag Agreement for the acquisition of a 42.5% working interest in the Buck Snag Field from Texahoma for a purchase price of $150,000. The Buck Snag Prospect covers approximately 280 acres of land in Colorado County, Texas. Drilling of the #1 Schiurring well commenced on August 9, 2006. On August 18, 2006, the target depth of 4,400 feet was reached. The well was completed in the 2,030 foot sand and placed into production on August 24, 2006.  The initial flow rate commenced at 120 MCF of gas per day, and after the water cleanup, well production is expected to increase to 300 MCF of gas per day. Estimated recoverable reserves as provided by the operator, Sunray Operating Company, are 2-3 BCF of gas. The Company, its partners and the operator have agreed to drill three additional wells on the Buck Snag Prospect before December 31, 2006. Subsequent well locations and depths will be keyed off the geology of the first well.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective July 14, 2006, the stockholders of the Company approved the acquisitions of the Hazard

Lake Property and Clovelly. Such approval was evidenced by the written consents of stockholders holding an aggregate of 58,295,528 shares of Common Stock, or 55.6% of the votes entitled to be cast at a meeting of the Company's stockholders. The sole holder of all shares of Series A Convertible Preferred Stock and Series B Preferred Stock also consented in writing to the proposals. Simultaneously, the Company’s stockholders approved the change of the Company’s name from “Vinoble, Inc.” to “Matrixx Resource Holdings, Inc.”

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has been traded on the NASD O-T-C Market Bulletin Board since January 29, 2003. Prior to that date, its Common Stock was not actively traded in the public market. The Common Stock is listed on the NASD O-T-C Market Bulletin Board under the symbol "MXXR". The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

COMMON STOCK

Period	High	Low

Fiscal 2006
----------------
First Quarter	$0.160	$0.065
Second Quarter	$0.039	$0.117
Third Quarter	$0.052	$0.011
Fourth Quarter	$0.034	$0.011

Fiscal 2005
----------------
First Quarter	$18.00	$0.25
Second Quarter	$4.50	$0.25
Third Quarter	$1.01	$0.11
Fourth Quarter	$0.38	$0.06

On September 12, 2006, the high and low bid prices of the Company's Common Stock on the Bulletin Board were $.038 and $.031 per share, respectively, and there were approximately 1,158 holders of record of the Common Stock. At September 12, 2006, the Company had 151,233,944 shares of Common Stock issued and outstanding. Since its inception, the Company has not paid any dividends and it is not anticipated that the Company will pay any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth in chronological order is information regarding shares of Common Stock issued and options and warrants and other convertible securities granted by the Company during the year ended June 30, 2006, and not previously disclosed in the Company's quarterly reports on Form 10-QSB for the respective quarterly periods ended September 30 and December 31, 2005 and March 31, 2006. Also included is the consideration, if any, received by the Company for such shares, options and warrants, and information relating to the section of the Securities Act or the rule of the Securities and Exchange Commission under which an exemption from registration was claimed.

In the first quarter of fiscal 2006, the Company issued an aggregate of 7,051,632 shares of Common Stock to consultants in consideration for business development, management and technology consulting services provided and to be provided to the Company with an aggregate adjusted value of $654,000. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

In the second quarter of fiscal 2006, the Company issued an aggregate of 11,708,953 shares of Common Stock to consultants in consideration for business development, management and technology consulting services provided and to be provided to the Company with an aggregate adjusted value of $623,750. Additionally, the Company issued 371,536 and 1,915,631shares of Common Stock for $294,438 in subscribed stock and $172,407 for paid shares, respectively. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

In the third quarter of fiscal 2006, the Company issued an aggregate of 23,399,424 shares of Common Stock to consultants in consideration for business development, management and technology consulting services provided and to be provided to the Company with an aggregate adjusted value of $420,027. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

In the fourth quarter of fiscal 2006, the Company issued an aggregate of 52,151,336 shares of Common Stock to consultants in consideration for business development, management and technology consulting services provided and to be provided to the Company with an aggregate value of $545,950. The issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment purposes.

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

Background

The Company emerged from bankruptcy in 1999 as Erly Industries, Inc. For the past seven years, the Company has been engaged in a series of transactions and restructurings designed to acquire assets or an existing business. The Company’s current strategy is to target acquisition and investment opportunities in the oil and gas and natural resource exploration industries.

RESULTS OF OPERATIONS

Year Ended June 30, 2006 Compared To Year Ended June 30, 2005

Revenues. The Company did not generate any revenue in the fiscal years ended June 30, 2006 and 2005. The Company's focus has been on the evaluation and selection of existing businesses to effect a merger or acquisition. The Company has been in the development stage since July 2001.

General and Administrative Expenses. The Company incurred $2,920,863 in general and administrative expenses for the year ended June 30, 2006, compared to $9,433,485 in general and administrative expenses for the year ended June 30, 2005. The significant decrease in general and administrative expense for 2006 was due to $5,515,613 of expense recognized in fiscal 2005 for the commitment for the issuance of 100 shares of Series A Preferred Stock and 100 shares of Series B Preferred Stock pursuant to the GCCC Agreement. Additionally, in the year ended June 30, 2005, the Company realized an expense of $3,571,806 related to the issuance of an aggregate of 11,571,570 shares of Common Stock to employees and consultants in lieu of cash compensation. For the year ended June 30, 2006, similar non-cash compensation equaled $2,231,727 for the issuance of an aggregate of 74,300,236 shares of Common Stock. At June 30, 2006, the Company had no cash, and therefore was unable to compensate its employees. Employees and consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered.

Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception, as it has been a development stage company since that time.

Gain from Extinguishment of Debt. In the year ended June 30, 2006, the Company was released from financial obligations owed to Joseph Lively, former Chief Executive Officer of the Company. The Company realized an aggregate gain of $27,468 resulting from the write-off of $24,473 owed to Joseph Lively for his compensation for the period of March - May 13, 2005, and $2,995 owed to Mr. Lively for expenses incurred during his employment. No such gain was recognized in the year ended June 30, 2005.

Gain from Settlement of Lawsuit. In the year ended June 30, 2005, the Company settled litigation with Gerard Nolan, a former President and CEO of the Company and VI. Per the terms of the settlement agreement, Mr. Nolan assigned to the Company all rights and ownership to an aggregate of 1,620 shares of Matrixx Common Stock with an aggregate value of $90,000 and released the Company from its obligation of $415 for expenses that he paid on behalf of the Company. No such gain was recognized in the year ended June 30, 2006.

Impairment of Asset in Deferred Cost of Acquisition. As a result of the Company’s recently focused attention on acquiring oil and gas properties, it was determined that value of the Hazard Lake Property in deferred acquisition cost was impaired. At June 30, 2006 the Company recognized a $600,000 impairment in the value of the Hazard Property.  Thus, the Company’s investment in the Hazard Lake Property is valued at $397,000 in accordance with the valuation as stated in the Hazard Agreement.

Interest Expense. The Company incurred $7,256 in interest expense for the year ended June 30, 2006 compared to $12,561 in interest expense for the year ended June 30, 2005. Included in the interest expense for the year ended June 30, 2006 is $1,700 owed on short term borrowings from Michael Avatar, a Director of the Company, and $5,556 as a result of the note payable with Overseas for the purchase of the Hazard Lake Property.

Net Loss. As a result of the foregoing factors, the Company's net loss decreased from $9,355,631 for the year ended June 30, 2005, to a net loss of $3,500,651 for the year ended June 30, 2006. The net loss (basic and diluted) per share was $0.98 and $0.06, for the respective years ended June 30, 2005 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an immediate need for capital. At June 30, 2006, and at June 30, 2005, the Company had virtually no cash or cash equivalents. The Company utilized $101,234 in net cash for operating activities during the year ended June 30, 2006, compared with $63,765 during the year ended June 30, 2005. The cash utilized in operating activities during the year ended June 30, 2006, was primarily due to non-cash adjustments in the amounts of $2,544,996 and $600,000 reflecting the issuance of Common Stock for services and the impairment in the value of the Hazard Lake Property.

Additionally, the Company realized a non-cash gain from the extinguishment of debt in the amount of $27,468 that was previously owed to Joseph Lively, the Company’s former Chief Executive Officer. Other changes affecting net cash used by operations at June 30, 2006, included increases in accounts receivable of $68 offset by a decrease in prepaid expenses of $70,899 and increases in accounts payable and accrued liabilities of $158,468, accrued liabilities - related parties of $45,334 and accrued interest of $7,256.

For the year ended June 30, 2005, net cash used by operations was primarily due to non-cash adjustments in the amounts of $3,777,805 and $5,515,613 reflecting the issuance of Common Stock for services and the commitment for the issuance of Preferred Stock pursuant to the GCCC Agreement. Other non-cash adjustments affecting cash flow from operating activities for the year ended June 30, 2005, include a gain from the settlement of a lawsuit in the amount of $90,415, the issuance of Common Stock for accrued liabilities owed to related parties of $175,034, the issuance of Common Stock for notes payable with accrued interest in the amount of $42,372 and the issuance of subscribed Common Stock in the amount of $13,184.

Other changes affecting net cash gained by operating activities at June 30, 2005, included increases in prepaid expenses of $94,085 and in accrued liabilities - related parties of $90,850, offset by increases in accounts payable and accrued liabilities of $34,300 and in accrued interest of $8,908.

In fiscal year 2006, the Company utilized $162,000 in cash for investments made in advance of acquisitions. There were no investing activities during fiscal year 2005. Financing activities contributed $263,268 in cash during the year ended June 30, 2006 as a result of $250,768 in payments received on subscribed stock and $12,500 from notes payable. During the year ended June 30, 2005, the Company received $63,803 in cash from financing activities, consisting primarily of $103,042 in proceeds from payments received on subscribed stock offset by the payments made on notes payable of $39,225.

The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $3,500,651 for the year ended June 30, 2006. Since inception, the Company has incurred a net loss of $17,321,281. Primarily as a result of these recurring losses, Matrixx’s independent certified public accountants modified their report on the June 30, 2006 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

On May 27, 2004 the Company executed a Convertible Promissory Note in the principal amount of $160,000 (the "Note") with Interactive Ideas Consulting Group (“IICG”). The Note bears interest at the rate of 8% per annum and was due and payable in full on or before May 26, 2005. The Company believes that there is a sufficient basis on which to dispute the amounts of principal and interest of the Note. As such, the Company has accrued interest through the maturity date, May 26, 2005, in the amount of $12,800; no amounts for interest have been accrued beyond that date. As of the date of this filing the Company has not converted the Note and IICG has not requested a conversion.

On September 14, 2004, the Company executed the SPA with GCCC. The SPA called for the issuance by the Company of an aggregate of 400,000 shares of Common Stock to GCCC in consideration of the payment of $500,000 in cash. The Company was to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares were to be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA included a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, would be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's Common Stock at the time of each payment. At September 14, 2004, the Company had an aggregate of 305,108 shares of Common Stock outstanding on a fully-diluted basis. Based on the price of the Company's Common Stock at that date, GCCC would have owned and controlled approximately 56.73% of the Company's fully-diluted Common Stock and 56.73% of the Company's outstanding Common Stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of the date of this filing, the Company has received an aggregate of $500,810 in financing from the SPA to date and we have delivered 18,543,373 shares of restricted Common Stock, at an average price of $0.027 per share, as calculated using method (b) described above thus completing the terms of the SPA.

The Company and GCCC sought to identify and evaluate business opportunities for acquisition or merger to provide long-term growth for its shareholders and to meet the Company’s objective of attaining a listing on a national exchange. On October 10, 2005, the Company executed the Hazard Agreement with Overseas for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement called for an aggregate purchase price of $397,000, of which a note for $130,000 was issued, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Overseas extended the March 15, 2006 payment date to coincide with the closing of the acquisition on July 14, 2006. The Company has also issued 2,000,000 shares of Common Stock to Overseas. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement. The Hazard Agreement valued the shares at $200,000, or $0.10 per share, based on the current market price on the date of the Hazard Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company was initially required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of $800,000, thus making the total purchase price to Matrixx $997,000.  As a result of the Company's recently focused attention on acquiring oil and gas properties, it was determined that the value of the Hazard Lake Property in deferred acquisition cost was impaired. At June 30, 2006, the Company recognized an impairment in the value of the Hazard Lake Property of $600,000.

On November 15, 2005, the Company executed the Letter Agreement with Sterling to purchase a 5% minority interest in an oil prospect property known as the Clovelly Prospect (“Clovelly”). The Letter Agreement called for an aggregate purchase price of $115,000, of which $15,000 has been prepaid in cash and the balance of $100,000 was paid with the issuance of 2,000,000 shares of registered Common Stock also delivered from the shares issued to GCCC. The shares were issued on January 30, 2006 from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement, leaving the balance of shares in escrow at 8,500,000. The Letter Agreement valued the shares at $100,000, or $0.05 per share, based on the current market price of the Company’s Common Stock on the date of the Letter Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore the Company is required to value the 2,000,000 shares transferred to Sterling at $0.40 per share for an aggregate value of $800,000. It is possible that in the future the Company will be required to recognize an impairment in the value of its interest in the Clovelly investment. To date the Company has paid $177,450 in development costs for the first well, the #2 Allain-LeBreton well, drilled at Clovelly with a balance owing of $164,255.

On August 28, 2006, the Company entered into an the Buck Snag Agreement for the acquisition of a 42.5% working interest in the Buck Snag Field (“Buck Snag”) from Texahoma for a purchase price of $150,000. To date the Company has paid the full purchase price of $150,000, $72,250 for development of the Schiurring #1 well, with $30,761 still owing for completion of the Schiurring #1.

On October 5, 2006, the Company finalized the Manvel Agreement with Texhoma for the acquisition of 45% majority working interest in the Miocene and Oakville Prospects, located in Brazoria County, Texas. The Company is further obligated to an estimated $45,000 for development of Miocene and $76,500 for the development of Oakville. Should the wells be successful, the Company’s estimated portion of completion costs is $25,000 for each Manvel Prospect.

The Company’s goal is to invest cash flow proceeds from successes into new projects. To date financing has been supplied by the SPA with GCCC. The Company and GCCC are in discussions to renew the SPA, however, there can be no assurance that a renewal will be reached or that if reached it will be on terms and conditions favorable to the Company

RISKS AND UNCERTAINTIES

The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATING TO MATRIXX'S BUSINESS

MATRIXX NEEDS SIGNIFICANT ADDITIONAL CAPITAL. At June 30, 2006, the Company had virtually no cash or cash equivalents and no income producing operations or assets. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's Common Stock. To date, the Company has received an aggregate of $500,810 and issued an aggregate of 18,543,373 shares of Common Stock, at an average price of $0.027 per share, pursuant to the terms of the SPA; no further payments are due to the Company. The Company and GCCC are in discussions to renew the SPA; however, there can be no assurance that the Agreement will be renewed or that if renewed, that it will be under terms and conditions favorable to the Company. In addition, the Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.

MATRIXX HAS ONLY A LIMITED OPERATING HISTORY. The Company has only a limited operating history upon which can be based an evaluation of its prospects. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering into the highly speculative business of oil and gas exploration. There can be no assurance that the Company will be able to identify future oil & gas or other prospects for investment or that an investment will be consummated. Further, there can be no assurance that the investment in any given prospect will be successful or contribute revenue and income to the Company. To address these risks and uncertainties, the Company’s philosophy is to take small interests in relatively low risk opportunities. However, the Company may elect to accept a larger interest when the cost / benefit or cost/risk ratio is perceived to be very low. We attempt to minimize risk by working with experienced and reputable partners and operators. Factors such as success rates, experience with certain types of wells, and the cash flow sources of our partners are considered. The Company must also evaluate deal structure for fit with the current portfolio demands and our ability to raise financing. Lastly, the Company also analyzes property specific details such as the type of well, the target depth to be drilled, the field location and proximity of other wells, and if reserves or fields are proven. There can be no assurance that Matrixx will successfully evaluate or address these challenges.

THE COMPANY HAS A HISTORY OF LOSSES, AND ITS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT DATED OCTOBER 9, 2006, INCLUDES AN EXPLANATORY PARAGRAPH RELATING TO SUBSTANTIAL DOUBT AS TO MATRIXX'S ABILITY TO CONTINUE AS A GOING CONCERN. Since the Company's inception in 2001, it has incurred substantial losses from operations, resulting primarily from costs related to the search for an operating business or assets to contribute to the Company. Because Matrixx is entering into a new business in an industry which is highly speculative and of which management has no previous experience, management expects to incur net losses for the foreseeable future for administrative costs. If the Company is unable to invest in successful projects, Matrixx’s losses will be significantly greater. The Company may never achieve profitability. Primarily as a result of these recurring losses, Matrixx’s independent certified public accountants modified their report on the June 30, 2006 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

At this time, the Company does not have a source of operating capital and has limited assets. As a result, Matrixx will attempt to raise additional capital through public or private debt or the sale of equity and/or debt securities. However, there can be no assurance that additional financing will be available on terms favorable to Matrixx, or that additional financing will be available at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to attract favorable investment opportunities or be able to continue to maintain cost of compliance with SEC reporting requirements. Such inability could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

MATRIXX IS SEEKING ADDITIONAL INVESTMENTS IN OIL AND GAS AND OTHER NATURAL RESOURCES; THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL SUCCESSFULLY LOCATE OR CONSUMMATE SUCH ADDITIONAL INVESTMENTS OR THAT THE INVESTMENTS THAT IT ALREADY HAS MADE WILL BE SUCCESSFUL. Matrixx is seeking to invest in oil and gas and other natural resource prospects. Although it has identified certain prospective properties for investment, there can be no assurance that the Company will successfully consummate an investment. Matrixx receives most of its investment proposals from its partners and consultants. As such, the Company will compete with other companies that possess financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay greater amounts for desirable leases and define, evaluate, bid for and purchase a greater number of potential producing prospects that the Company's own resources permit. Additionally, should Matrixx be unable to fulfill any of its obligations with existing partners or consultants, it is unlikely that new investment opportunities would be presented to the Company from those sources.

THE COMPANY MAY BE UNABLE TO CONDUCT EXTENSIVE DUE DILIGENCE ON A PROSPECTIVE INVESTMENT. Matrixx has limited funds and only one full-time manager, thus making it impracticable to conduct a complete investigation and analysis of prospective investment opportunities before the Company commits its capital or other resources thereto. Therefore, management decisions will likely be made without detailed feasibility studies, independent analysis or other extensive due diligence which they would conduct with more funding and other resources. The Company will depend to a great extent upon information provided by the promoter, operator, participating partner or others associated with the investment opportunity seeking the Company's participation.

AN INVESTMENT MIGHT BE HIGHLY LEVERAGED AND EXPOSE MATRIXX TO ADDITIONAL LOSSES. There is a possibility that any investments in prospects made by the Company might be financed by the Company's borrowing against the other investment assets owned by the Company or against the investment’s future revenues or profits. This leverage could increase the Company's exposure to larger losses. An investment acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Matrixx’s failure to make payments on the debt incurred to invest in a prospect could result in the loss of all of the investment acquired. There can be no assurance that any investment acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

THE COMPANY HAS LIMITED MANAGEMENT RESOURCES AND MAY EXPERIENCE MANAGEMENT CHANGES; CURRENT MANAGEMENT HAS NO EXPERIENCE IN OIL AND GAS OR NATURAL RESOURCES INVESTMENT OR OPERATIONS. The Company currently has only one full-time manager, and thus has limited management resources for both the operation of the Company and the pursuit of investment opportunities. Additionally, current management has no prior experience in oil and gas or natural resource exploration. The Company plans to seek experienced managers, and therefore there can be no assurance that current management will continue to serve the Company in the future.

THE COMPANY'S OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER. Due the new direction in the Company's primary business, the Company's quarterly operating results will be difficult to predict and may fluctuate significantly from quarter to quarter. Consequently, the market price of Matrixx’s securities has been, and can be expected to continue to be, highly volatile. Factors such as announcements by the Company or others of investments in new prospects, commercially successful prospects, regulatory changes or competitive developments all may have a significant impact on the Company's future business prospects and market price of its securities.

RISKS RELATED TO THE MINING INDUSTRY

EXPLORATION IN GENERAL, AND GOLD EXPLORATION IN PARTICULAR, ARE SPECULATIVE AND ARE FREQUENTLY UNSUCCESSFUL. Mineral exploration, particularly for gold and silver, is highly speculative in nature, capital intensive, involves many risks and frequently is nonproductive. There can be no assurance that the Company’s mineral exploration efforts will be successful. If the Company discovers a site with gold or other mineralization, it will take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that Matrixx’s exploration programs will result in the expansion or replacement of existing ore reserves that are being depleted by current production.

MATRIXX DOES NOT CURRENTLY HAVE AND MAY NOT BE ABLE TO RAISE THE FUNDS NECESSARY TO EXPLORE AND DEVELOP THE HAZARD PROPERTY. Matrixx does not currently have sufficient funds to complete all of the planned exploration activities at Hazard or to develop a mine at the Hazard Lake Property. The development and exploration of the Hazard Lake Property will require significant capital expenditures. Sources of external financing may include bank and non-bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on the Company’s growth strategy and its results of operations and financial condition.

 MATRIXX’S OPERATIONS MAY BE ADVERSELY AFFECTED BY RISKS AND HAZARDS ASSOCIATED WITH THE MINING INDUSTRY. Matrixx’s business is subject to a number of risks and hazards including adverse environmental effects, technical difficulties due to unusual or unexpected geologic formations, and pit wall failures. Such risks could result in personal injury, environmental damage, damage to and destruction of production facilities, delays in mining and liability. For some of these risks, the Company will maintain insurance to protect against these losses at levels consistent with industry practice. However, Matrixx may not be able to maintain those levels of insurance, particularly if there is a significant increase in the cost of premiums. Insurance against environmental risks is generally too expensive or not available for the Company and other companies in the mining industry, and, therefore, the Company does not currently anticipate that it will maintain environmental insurance. To the extent the Company is subject to environmental liabilities, it would have to pay for these liabilities. Moreover, in the event that Matrixx is unable to fully pay for the cost of remedying an environmental problem, it might be required to suspend or significantly curtail operations or enter into other interim compliance measures.

RISKS RELATED TO THE OIL & GAS INDUSTRY

DRILLING ACTIVITIES MAY NOT PRODUCE COMMERCIALLY PRODUCTIVE RESEVOIRS. Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Any drilling operations undertaken by the Company may be curtailed, delayed or canceled as a result of a variety of factors, many of which would be beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Matrixx’s future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on the Company’s financial condition and results of operations.

MATRIXX DOES NOT CURRENTLY HAVE AND MAY NOT BE ABLE TO RAISE THE FUNDS NECESSARY TO EXPLORE AND DEVELOP ITS OWNED INTERESTS. Matrixx does not currently have sufficient funds to for its participation in the planned exploration activities at Clovelly, Buck Snag, Manvel or Sandy Point or to develop reservoirs at said prospects. The development and exploration of these wells will require significant capital expenditures. Sources of external financing may include bank and non-bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on the Company’s growth strategy and its results of operations and financial condition.

 MATRIXX’S OPERATIONS MAY BE ADVERSELY AFFECTED BY RISKS AND HAZARDS ASSOCIATED WITH THE OIL & GAS INDUSTRY. Matrixx’s prospective oil and gas operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company intends to participate in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to Matrixx in such events.

ESTIMATES OF RESERVES ARE SUBJECTIVE. Estimates of oil and gas reserves, by necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and gas prices, operating costs, development costs and remedial costs, all of which may vary considerably from actual results. As a result, estimates of the economically recoverable quantities of oil and gas and of future net cash flows expected there from may vary substantially. Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.

MATRIXX’S COSTS MAY BE AFFECTED BY NEW GOVERNEMENT REGULATION AND ENVIRONMENTAL RISKS. Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Because current regulations covering our operations are subject to change at any time, we may incur significant costs for compliance in the future.

RISKS RELATED TO MATRIXX’S STOCK

SHARES ELIGIBLE FOR FUTURE SALE BY CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT THE COMPANY’S STOCK PRICE. To date, the Company has had a limited trading volume in its Common Stock. As long as this condition continues, the sale of a significant number of shares of Common Stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of Common Stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of the Common Stock and could impair the Company’s ability to raise capital at that time through the sale of securities. In the past, due to a shortage of cash the Company has compensated its employees and consultants in shares of its Common Stock. This practice may continue in the future. Many of these shares have been registered or will be registered for resale to the public in registration statements on Form S-8.

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

- announcements of new oil and gas reserves found;

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

Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose his/her investment. The Company's Common Stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the Common Stock is listed on The Nasdaq SmallCap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell Matrixx's securities, and may adversely affect the ability of holders of the Common Stock to resell their shares in the secondary market. In addition, according to the SEC, the market for "penny stocks" has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the stock by one or a few broker-dealers whom are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii)
"boiler room" practices involving high-pressure sales tactics and unrealistic price projections by salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers after prices have been manipulated to a desired level, along with the resulting collapse of those prices and investor losses. The Company's management is aware of the abuses that have occurred historically in the "penny stock" market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

Management believes it is important to communicate expectations to the Company's stockholders. There may be events in the future, however, that management is not able to predict accurately or over which it has no control. The risk factors listed in this section, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in forward- looking statements. The occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could have a material and adverse effect on Matrixx's business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of its Common Stock could decline.

ITEM 7. FINANCIAL STATEMENTS

Financial information relating to Matrixx Resource Holdings, Inc., a Delaware corporation ("Company") together with the report of Lucas, Horsfall, Murphy & Pindroh, LLP dated October 9, 2006, required by this item are included as pages F-1 to F-23 of this Form 10-KSB.

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

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons were serving as our executive officers and directors at June 30, 2006:

Name	Age	Position(s) and Office(s)
Catherine Thompson	40	Acting CEO, CFO, Secretary and a Director
Michael Avatar	47	Director
-------------------------

Catherine Thompson. Catherine Thompson has over 19 years of experience in corporate finance, with a focus on entrepreneurial ventures. Ms. Thompson has served as Chief Financial Officer and Secretary and as a member of the Board of Directors since co-founding Matrixx in October 2002. In May 1995 she co-founded, and served as CFO and Secretary from May 1995 to February 1997 and again from January 2000 - July 2001, V2Commerce Corp., a software development company operating on the Application Service Provider model. From March 1997 to January 2000, Ms. Thompson was employed by Genetronics, Inc. as a strategic analyst, where she actively worked with the CEO to create a spin-off corporation for the company's dermatology product. Prior to Genetronics, Ms. Thompson was employed for six years as Controller of a retail/wholesale jewelry company. Ms. Thompson has a Masters of Science degree in Finance from San Diego State University and a Bachelor of Business Administration degree in Finance from the University of Texas at Austin. Ms. Thompson passed the CPA exam in 1989.

Michael Avatar. Mr. Avatar has served as a member of the Company's Board of Directors since October 2002. Over the past two decades, Mr. Avatar has founded and presided over several publicly traded telecommunications, entertainment and technology companies. Mr. Avatar, an entrepreneur and marketer, founded Independent Entertainment Group, which owned Action Pay-Per-View and Night Action Network, that were ultimately sold to BET (Black Entertainment Television). He also served as Founder/President of System 800 International, Inc., which was the original service bureau and the first value added reseller of inbound 800 services, becoming the largest customer of MCI, Sprint and AT&T in this new niche market.

Committees of the Board of Directors

Matrixx currently has an Audit Committee. Michael Avatar serves as the Audit Committee's sole member. The Audit Committee oversees the Company's financial reporting processes and is responsible for reviewing the Company's financial condition. Matrixx does not currently have a Compensation Committee or any other committee of the Board of Directors. In addition, the Company does not currently have an "audit committee financial expert" as such term is defined in the Securities Act, as its financial constraints have made it extremely difficult to attract and retain qualified outside Board members. Management hopes to add qualified independent members of the Board of Directors in 2007, depending upon the Company's ability to reach and maintain financial stability.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company, management believes that during the year ended June 30, 2006, Ms. Thompson did not timely file several Form 4s refleciting her receipt of shares of Common Stock in lieu of cash compensation. The Company anticipates that such Form 4s will be filed shortly.

Code of Ethics:

Matrixx is reviewing a draft of a code of ethics that would apply to its principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. It is anticipated that the code of ethics will be adopted by the Company no later than November 30, 2006. A copy of the code of ethics will be made available and may be obtained free of charge by writing to the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer or acting Chief Executive Officer (the "Named Executive Officers") during the years ended June 30, 2002, 2003, 2004, 2005 and 2006. No other executive officer received cash compensation in excess of $100,000 during these years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Cash		Restricted Stock Awards
		Salary	Bonus	($) (2)	# of Shares

Catherine Thompson,
Acting CEO and CFO (3)	2006	$96,912(4)	$-	$50,867	1,638,559
	2005	$189,300(5)	$-	$142,500	137,546
	2004	$140,000(6)	$-	$17,000	2,000

Joseph Lively, CEO (7)	2005	$9,900	$-	$-	-

(1)
The columns for "Bonus", "Other Annual Compensation", "Securities underlying Options/SARs", "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

(2)	All Restricted Stock Awards issued to Ms. Thompson from December 2004 - current are held in escrow for a period of two years and are subject to forfeiture.
(3)	Ms. Thompson has served as Chief Financial Officer of the Company since October 2002, and as acting Chief Executive Officer from May 27, 2004 - February 10, 2005 and from May 14, 2005 - current.
(4)	Represents the fair market value, on the date of issuance, of an aggregate of 3,359,071 shares of Common Stock issued in lieu of cash compensation.
(5)	Represents the fair market value, on the date of issuance, of an aggregate of 275,121 shares of Common Stock issued in lieu of cash compensation.
(6)
Of this amount, $110,000 was paid in fiscal 2004 for services performed in fiscal 2003. The balance represents the fair market value, on the date of issuance, of an aggregate of 4,000 shares of Common Stock issued in lieu of cash compensation.

(7)	Mr. Lively served as Chief Executive Officer of the Company from February 11, 2005 - May 13, 2005. On April 30, 2006, Mr. Lively released the Company from its accrued liability owed to him of $24,473.

Employment Agreements

The Company did not enter into any new consulting agreements with any of its executive officers during the year ended June 30, 2006. The only agreement still in effect is an Employment Agreement with Catherine Thompson dated December 14, 2004. The Employment Agreement with Ms. Catherine Thompson to be employed in the capacity of Chief Financial Officer and Vice President of Finance to the Company for the period of January 1, 2005 through December 31, 2007. In consideration for these services to be provided, the Company agreed to pay a base annual salary of $140,000 to Ms. Thompson to be paid monthly in cash or in Common Stock of the Company. Stock issuances shall be priced based on the closing bid price at the time of issuance; two-thirds of the monthly shares to be issued shall be registered on Form S-8 and one-third of the monthly shares to be issued shall be issued as restricted Common Stock for her involvement in financial related activities including public relations, investor relations and fundraising. Ms. Thompson’s Employment Agreement was amended on April 1, 2006 to modify the terms of compensation such that all Common Stock shares issued as restricted stock for compensation shall be issued but held in Company escrow and are subject to forfeiture should Ms. Thompson not remain employed by the Company for a period of two years following the issuance of the underlying shares. Should Ms. Thompson leave the Company’s employ at any time prior to that two year holding period for any reason, all unearned shares shall be returned to Treasury Stock. This Amendment is retroactive for a period of two years and Ms. Thompson has presented those restricted stock certificates issued for compensation purposes to the Company to be held in escrow.

Option/SAR Grants in Last Fiscal Year

No options or stock appreciation rights were granted to the Named Executive Officers during the year ended June 30, 2006.

Option Exercises and Year-End Option Values

No options were exercised by the Named Executive Officers during the year ended June 30, 2006, and at June 30, 2006, they did not hold any options to purchase Company Common Stock.

The Company does not currently have a stock option plan.

Compensation of Directors

Directors who are also employees of Matrixx receive no additional compensation for serving on the Board. Non-employee directors are reimbursed for all travel and other expenses incurred in connection with attending meetings of the Board of Directors; however, as travel expenses to Board meetings were minimal in fiscal 2006, Matrixx did not compensate directors during the year ended June 30, 2006.

Limitation of Liability and Indemnification

The Company's Certificate of Incorporation and By-laws provide for indemnification of Matrixx's officers and directors to the fullest extent permissible under Delaware law. The Company has not entered into indemnification agreements with any of its officers or directors.

The Company currently does not have directors' and officers' liability insurance to defend and indemnify directors and officers who are subject to claims made against them for their actions and omissions as directors and officers. Matrixx intends to purchase this insurance when funds are available.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of September 12, 2006, by each person or group of affiliated persons who management knows beneficially owned 5% or more of Matrixx’s Common Stock, each of the Company's directors, and all of its directors and executive officers as a group.

Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The amount of shares owned by each shareholder in the following table was calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed. The total number of shares of Common Stock issued and outstanding at September 12, 2006, was 151,233,944.

NAME AND ADDRESS OF	NUMBER OF SHARES	PERCENT AGE OF
BENEFICIAL OWNER (1)	BENEFICIALLY OWNED	OUTSTANDING SHARES

GarcyCo Capital Corp.	179,295,806	59.16%
14 Wall St., 20th Floor
New York, NY 10005

Catherine Thompson, Secretary / CFO	4,324,529	2.86%

Michael Avatar, Director	40,000	0.03%

Officers and Directors as a Group	4,364,529	2.89%

(1)	Unless otherwise stated, the address of all persons in the chart is c/o Matrixx Resource Holdings, Inc., 11601 Wilshire Blvd. #500, Los Angeles, California 90025.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes transactions to which the Company was or is a party and in which any of the Company's directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

The Company has entered into an Employment Agreement with Catherine Thompson, its Acting Chief Executive Officer and Chief Financial Officer. See "Item 10 - Executive Compensation".

The Company is obligated to pay $10,000 to Isaac Simmons and Kathryn A. Christmann, parents of Catherine Thompson, as reimbursement for legal fees paid in the litigation against Hudson.

ITEM 13. EXHIBITS

NUMBER DESCRIPTION
------  -----------------------------------------------------

2.2	Hazard Agreement, by and between the Company and Overseas Investment Banking Alliance, S.A., dated October 13, 2005. (1)

2.2	Letter Agreement, by and between the Company and Sterling Grant Capital Inc., dated November 15, 2005. (1)

3.1	Amendment to Certificate of Incorporation, dated June 26, 2006.

31.1	Certification of Chief Financial Officer and Acting Chief Executive Officer.

31.2	Section 1350 Certification.

 --------------------------

(1)	Incorporated by reference to that certain Current Report on Form 8-K filed with the Commission on July 20, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended June 30, 2005, the Company's independent auditors billed an aggregate of $30,000, for professional audit services rendered to the Company for the audit of the Company's annual financial statements and review of quarterly financial statements. No amounts have been billed yet for the professional audit services rendered to the Company for the audit of the Company’s annual financial statements. No tax or other services were provided by the independent auditors.

The following table shows the aggregate fees billed to Matrixx for professional services by Lucas, Horsfall, Murphy, & Pindroh, LLP, our independent auditors, for the years ended June 30, 2006 and 2005:

	2006	2005

Audit Fees	$16,000	$45,000
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

TOTAL	$16,000	$45,000

Audit Fees. This category includes the aggregate fee billed for professional services rendered for the audits of Matrixx's financial statements for the years ended June 30, 2006 and 2005, for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during fiscal 2006 and 2005, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2006.

MATRIXX RESOURCE HOLDINGS, INC.

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

Signature -----------------------	Title ---------------------------	Date ---------------------
s/ Catherine Thompson ___________________	Chief Financial Officer And a Director	October 13, 2006
Catherine Thompson

/s/ Michael Avatar _____________________	Director	October 13, 2006
Michael Avatar

Matrixx Resource Holdings, Inc.
(formerly Vinoble, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2006

(with Independent Auditors' Report Thereon)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders
Matrixx Resource Holdings, Inc.
Los Angeles, CA

We have audited the accompanying balance sheet of Matrixx Resource Holdings, Inc., formerly known as Vinoble, Inc., (the "Company") (a Development Stage Company) as of June 30, 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2006 and from July 1, 2001 (inception) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.
Our audit included consideration of Internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referenced to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006, and the results of their operations and cash flows for each of the years in the two-year period then ended June 30, 2006 and from July 1, 2001 (inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,500,651 during the year ended June 30, 2006, and as of that date, had an accumulated deficit of $17,321,281. As described in Note 2 to the financial statements, the Company's management is attempting to raise additional capital through various means, the success of which is uncertain. Thus, the condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lucas, Horsfall, Murphy & Pindroh, LLP

Pasadena, California
October 9, 2006

F1

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Balance Sheet
June 30, 2006

ASSETS

CURRENT ASSETS
Cash	$72
Prepaid expenses	12,500
Stock subscription receivable	146,190
Other assets	450
Deferred cost of acquisition, net	1,292,000

Total Current Assets	1,451,212

TOTAL ASSETS	$1,451,212

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$384,420
Accrued liabilities - related parties	75,384
Note payable with accrued interest - IICG	172,800
Current portion of Note payable with accrued interest - Overseas	56,842
Short-term Loan with accrued interest - M. Avatar, Related party	14,200

Total Current Liabilities	703,646

LONG TERM LIABILITIES
Note payable with accrued interest - Overseas	78,713

Total Long Term Liabilities	78,713

TOTAL LIABILITIES	782,359

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A Preferred stock, nil and 100 shares, respectively, issued and outstanding	-
Series B Preferred stock, nil and 100 shares, respectively, issued and outstanding	-
Common stock, $0.001 par value, 400,000,000 authorized
128,278,678 issued and outstanding	128,279
Additional paid-in capital	21,575,933
Prepaid expenses - expenses prepaid with common stock	(313,268)
Escrowed shares	(3,400,000)
Treasury stock, 1,620 shares	(810)
Accumulated deficit in the development stage	(17,321,281)

Total Stockholders' Equity (Deficit)	668,853

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$1,451,212
The accompanying notes are an integral part of these financial statements. F-2

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Statements of Operations
For the Years Ended June 30, 2006 and 2005 and the Period from July 1, 2001 to June 30, 2006

			From Inception
			(July 1, 2001)
			to
			June 30,
	2006	2005	2006

General and administrative expenses	$2,920,863	$9,433,485	$16,625,429

Loss from continuing operations	(2,920,863)	(9,433,485)	(16,625,429)

Other income and expenses

Gain from extinguishment of debt	27,468	-	110,468

Gain from settlement of lawsuit	-	90,415	90,415

Impairment of asset in deferred cost of acquisition	(600,000)	-	(600,000)

Interest expense	(7,256)	(12,561)	(23,710)

Net Loss from continuing operations after other income and expenses	$(3,500,651)	$(9,355,631)	$(17,048,256)

Discontinued operations

Loss on disposal of Visual Interviews, Inc.,
less applicable income taxes	-	-	(73,025)
	(3,500,651)	(9,355,631)	(17,121,281)

Provision for loss on related parties notes receivable	-	-	(200,000)

Net loss	$(3,500,651)	$(9,355,631)	$(17,321,281)

Basic weighted average number of
common shares outstanding	60,001,340	9,525,499

Net loss per common share
Basic	$(0.06)	$(0.98)
The accompanying notes are an integral part of these financial statements. F-3

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company) Statement of Stockholder’s Equity (Deficit)

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock,	Paid-in	Subscription	Prepaid	Escrowed	Treasury	Accumulated
	Series A	Par Value	Series B	Par Value	Shares	Par Value	Capital	Receivable	Shares	Shares	Stock	Deficit	Total
Balance, July 1, 2001	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of Common Stock for services:
November 30, 2001 at $150.00 per share-		-	-	-	139	-	21,157	-	-	-	-	-	21,157
May 31, 2002 at $150.00 per share-		-	-	-	37	-	5,503	-	-	-	-	-	5,503
June 30, 2002 at $ 150.00 per share-		-	-	-	6	-	900	-	-	-	-	-	900

Sale of Common Stock:
November 30, 2001 at $.30 per share-		-	-	-	6	-	850	(850)	-	-	-	-	(0)

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(53,478)	(53,478)

Balance, June 30, 2002-		-	-	-	188	-	28,410	(850)	-	-	-	(53,478)	(25,918)

Issuance of Common Stock for services:
October 7, 2002 at $150.00 per share	-	-	-	-	5	-	720	-	-	-	-	-	720
October 7, 2002 at $1.50 per share	-	-	-	-	18,433	18	27,632	-	-	-	-	-	27,650
November 21, 2002 at $30.00 per share	-	-	-	-	1,600	2	49,998	-	-	-	-	-	50,000
January 28, 2003 at $50.00 per share	-	-	-	-	2,000	2	99,998	-	-	-	-	-	100,000
March 14, 2003 at $62.50 per share	-	-	-	-	1,600	2	99,998	-	-	-	-	-	100,000
March 19, 2003 at $75.00 per share	-	-	-	-	600	1	44,999	-	-	-	-	-	45,000
March 24, 2003 at $75.00 per share	-	-	-	-	200	-	15,000	-	-	-	-	-	15,000
June 27, 2003 at $250.00 per share	-	-	-	-	100	-	25,000	-	-	-	-	-	25,000

Issuance of Common Stock for assumption of payables:
October 7, 2002 at $10.00 per share	-	-	-	-	143	1	1,432	-	-	-	-	-	1,433

Effect of Merger:
October 18, 2002	-	-	-	-	7,047	7	(7)	-	-	-	-	-	-

Issuance of Common Stock for subscription receivable:
April 23, 2003 at $100.00 per share, net of offering cost of $6,604	-	-	-	-	943	1	87,739	(87,740)	-	-	-	-	-

Payment received on subscription receivable:
June 18, 2003	-	-	-	-	-	-	-	36,000	-	-	-	-	36,000

Payment on related parties subscription receivable:
December 31, 2002	-	-	-	-	-	-	-	850	-	-	-	-	850
Continued on F-5
The accompanying notes are an integral part of these financial statements. F-4

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company) Statement of Stockholder’s Equity (Deficit)

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock,	Paid-in	Subscription	Prepaid	Escrowed	Treasury	Accumulated
Continued from F-4	Series A	Par Value	Series B	Par Value	Shares	Par Value	Capital	Receivable	Shares	Shares	Stock	Deficit	Total

Sale of Common Stock:
January 21, 2003 at $62.50 per share	-	-	-	-	400	-	25,000	-	-	-	-	-	25,000

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(716,495)	(716,495)

Balance, June 30, 2003	-	-	-	-	33,259	34	505,918	(51,740)	-	-	-	(769,973)	(315,760)

Issuance of common stock for services:
July 9, 2003 at $105.00 per share	-	-	-	-	83	-	8,750	-	-	-	-	-	8,750
July 16, 2003 at $250.00 per share	-	-	-	-	60	-	15,000	-	-	-	-	-	15,000
August 6, 2003 at $50.00 per share	-	-	-	-	1,100	1	54,999	-	-	-	-	-	55,000
August 6, 2003 at $100.00 per share	-	-	-	-	200	-	20,000	-	-	-	-	-	20,000
September 29, 2003 at $45.00 per share	-	-	-	-	200	-	9,000	-	-	-	-	-	9,000
September 29, 2003 at $50.00 per share	-	-	-	-	550	1	27,499	-	-	-	-	-	27,500
September 29, 2003 at $62.50 per share	-	-	-	-	450	-	28,125	-	-	-	-	-	28,125
October 21, 2003 at $ 25.70 per share	-	-	-	-	700	1	17,999	-	-	-	-	-	18,000
October 21, 2003 at $ 25.25 per share	-	-	-	-	770	1	19,829	-	-	-	-	-	19,830
October 21, 2003 at $30.00 per share	-	-	-	-	1,400	1	41,999	-	-	-	-	-	42,000
October 21, 2003 at $ 34.00 per share	-	-	-	-	2,200	2	74,998	-	-	-	-	-	75,000
October 21, 2003 at $ 42.50 per share	-	-	-	-	2,353	2	99,998	-	-	-	-	-	100,000
October 21, 2003 at $62.50 per share	-	-	-	-	640	1	39,999	-	-	-	-	-	40,000
October 28, 2003 at $30.00 per share	-	-	-	-	1,980	2	59,398	-	-	-	-	-	59,400
November 4, 2003 at $ 25.25 per share	-	-	-	-	2,200	2	55,168	-	-	-	-	-	55,170
November 7, 2003 at $30.30 per share	-	-	-	-	990	1	29,999	-	-	-	-	-	30,000
November 19, 2003 at $ 25.00 per share	-	-	-	-	1,500	2	37,498	-	-	-	-	-	37,500
December 18, 2003 at $ 20.00 per share	-	-	-	-	100	-	2,000	-	-	-	-	-	2,000
December 18, 2003 at $ 20.20 per share	-	-	-	-	990	1	19,999	-	-	-	-	-	20,000
December 22, 2003 at $40.00 per share	-	-	-	-	990	1	39,599	-	-	-	-	-	39,600
January 5, 2004 at $33.50 per share	-	-	-	-	2,970	3	99,997	-	-	-	-	-	100,000
January 5, 2004 at $35.00 per share	-	-	-	-	2,580	3	90,297	-	-	-	-	-	90,300
January 21, 2004 at $50.00 per share	-	-	-	-	2,970	3	148,497	-	-	-	-	-	148,500
January 21, 2004 at $65.00 per share	-	-	-	-	990	1	64,349	-	-	-	-	-	64,350
January 27, 2004 at $50.00 per share	-	-	-	-	3,960	4	197,996	-	-	-	-	-	198,000
February 12, 2004 at $50.00 per share	-	-	-	-	3,200	3	159,997	-	-	-	-	-	160,000
February 26, 2004 at $40.00 per share	-	-	-	-	1,980	2	79,198	-	-	-	-	-	79,200
February 26, 2004 at $52.50 per share	-	-	-	-	1,485	2	77,961	-	-	-	-	-	77,963
February 27, 2004 at $40.00 per share	-	-	-	-	2,000	2	79,998	-	-	-	-	-	80,000

Continued on F-6

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company) Statement of Stockholder’s Equity (Deficit)

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock,	Paid-in	Subscription	Prepaid	Escrowed	Treasury	Accumulated
Continued from F-5	Series A	Par Value	Series B	Par Value	Shares	Par Value	Capital	Receivable	Shares	Shares	Stock	Deficit	Total

March 4, 2004 at $35.00 per share	-	-	-	-	32,920	33	1,152,167	-	-	-	-	-	1,152,200
March 15, 2004 at $30.00 per share	-	-	-	-	7,042	7	211,253	-	-	-	-	-	211,260
March 15, 2004 at $37.50 per share	-	-	-	-	3,486	3	130,722	-	-	-	-	-	130,725
March 25, 2004 at $35.00 per share	-	-	-	-	3,730	4	130,546	-	-	-	-	-	130,550
March 25, 2004 at $37.50 per share	-	-	-	-	4,400	4	164,996	-	-	-	-	-	165,000
March 25, 2004 at $40.00 per share	-	-	-	-	4,892	5	195,675	-	-	-	-	-	195,680
April 8, 2004 at $35.00 per share	-	-	-	-	214	-	7,500	-	-	-	-	-	7,500

Cancellation of Common Stock for services:
July 8, 2003 at $250.00 per share	-	-	-	-	(100)	-	(25,000)	-	-	-	-	-	(25,000)
November 6, 2003 at $50.00 per share	-	-	-	-	(100)	-	(5,000)	-	-	-	-	-	(5,000)
November 6, 2003 at $100.00 per share	-	-	-	-	(200)	-	(20,000)	-	-	-	-	-	(20,000)
November 12, 2003 at $62.50 per share	-	-	-	-	(10)	-	(625)	-	-	-	-	-	(625)
January 26, 2004 at $62.50 per share	-	-	-	-	(200)	-	(12,500)	-	-	-	-	-	(12,500)

Reverse cancellation of Common Stock for services:
November 12, 2003 at $62.50 per share	-	-	-	-	10	-	625	-	-	-	-	-	625

Payment received on subscription receivable:
July 8, 2003	-	-	-	-	-	-	-	40,000	-	-	-	-	40,000
January 26, 2004 at $78.50 per share	-	-	-	-	(150)	-	(11,740)	11,740	-	-	-	-	-

Exercise of Option on Common Stock:
February 26, 2004 at $5.00 per share	-	-	-	-	20,000	20	99,980	-	-	-	-	-	100,000

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(3,695,026)	(3,695,026)

Balance, June 30, 2004	-	-	-	-	150,785	152	4,224,663	-	-	-	-	(4,464,999)	(240,183)

Issuance of common stock for services:
July 9, 2004 at $1.60 per share	-	-	-	-	1,200	1	1,919	-	-	-	-	-	1,920
August 5, 2004 at $1.60 per share	-	-	-	-	1,200	1	1,919	-	-	-	-	-	1,920
August 5, 2004 at $3.00 per share	-	-	-	-	107,667	108	322,892	-	-	-	-	-	323,000
September 7, 2004 at $3.00 per share	-	-	-	-	33,333	33	99,967	-	-	-	-	-	100,000
September 7, 2004 at $1.60 per share	-	-	-	-	1,732	2	2,769	-	-	-	-	-	2,771
September 15, 2004 at $2.50 per share	-	-	-	-	70,433	70	176,013	-	-	-	-	-	176,083
September 15, 2004 at $35.00 per share	-	-	-	-	2,106	2	73,698	-	-	-	-	-	73,700

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company) Statement of Stockholder’s Equity (Deficit)

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock,	Paid-in	Subscription	Prepaid	Escrowed	Treasury	Accumulated
Continued from F-6	Series A	Par Value	Series B	Par Value	Shares	Par Value	Capital	Receivable	Shares	Shares	Stock	Deficit	Total

December 14, 2004 at $.25 per share	-	-	-	-	2,022,982	2,023	503,723	-	-	-	-	-	505,746
December 14, 2004 at $.30 per share	-	-	-	-	550,552	551	164,615	-	-	-	-	-	165,166
December 14, 2004 at $.35 per share	-	-	-	-	40,476	40	14,126	-	-	-	-	-	14,167
December 14, 2004 at $.40 per share	-	-	-	-	30,000	30	11,970	-	-	-	-	-	12,000
December 28, 2004 at $.25 per share	-	-	-	-	100,000	100	24,900	-	-	-	-	-	25,000
December 28, 2004 at $.30 per share	-	-	-	-	397,222	397	118,769	-	-	-	-	-	119,167
December 29, 2004 at $.30 per share	-	-	-	-	61,111	61	18,272	-	-	-	-	-	18,333
December 29, 2004 at $.35 per share	-	-	-	-	42,857	43	14,957	-	-	-	-	-	15,000
January 10, 2005 at $ .75 per share	-	-	-	-	200,000	200	149,800	-	-	-	-	-	150,000
January 27, 2005 at $ .45 per share	-	-	-	-	300,000	300	134,700	-	-	-	-	-	135,000
February 14, 2005 at $ .50 per share	-	-	-	-	300,000	300	149,700	-	-	-	-	-	150,000
February 24, 2005 at $ .35 per share	-	-	-	-	600,000	600	209,400	-	-	-	-	-	210,000
February 24, 2005 at $ .65 per share	-	-	-	-	200,000	200	129,800	-	-	-	-	-	130,000
March 1, 2005 at $ .60 per share	-	-	-	-	300,000	300	179,700	-	-	-	-	-	180,000
March 3, 2005 at $ .50 per share	-	-	-	-	500,000	500	249,500	-	-	-	-	-	250,000
March 8, 2005 at $ .30 per share	-	-	-	-	400,000	400	119,600	-	-	-	-	-	120,000
March 8, 2005 at $ .35 per share	-	-	-	-	100,000	100	34,900	-	-	-	-	-	35,000
March 16, 2005 at $ .20 per share	-	-	-	-	200,000	200	39,800	-	-	-	-	-	40,000
April 1, 2005 at $.10 per share	-	-	-	-	500,000	500	49,500	-	-	-	-	-	50,000
April 1, 2005 at $.11 per share	-	-	-	-	800,000	800	87,200	-	-	-	-	-	88,000
April 1, 2005 at $.12 per share	-	-	-	-	500,000	500	59,500	-	-	-	-	-	60,000
April 13, 2005 at $.15 per share	-	-	-	-	600,000	600	89,400	-	-	-	-	-	90,000
April 29, 2005 at $.10 per share	-	-	-	-	130,000	130	12,870	-	-	-	-	-	13,000
April 29, 2005 at $.15 per share	-	-	-	-	250,000	250	37,250	-	-	-	-	-	37,500
April 29, 2005 at $.25 per share	-	-	-	-	400,000	400	99,600	-	-	-	-	-	100,000
June 2, 2005 at $.10 per share	-	-	-	-	4,520,000	4,520	447,480	-	-	-	-	-	452,000
June 14, 2005 at $.103 per share	-	-	-	-	242,225	242	24,758	-	-	-	-	-	25,000
June 23, 2005 at $.085 per share	-	-	-	-	352,941	353	29,647	-	-	-	-	-	30,000
June 23, 2005 at $.09 per share	-	-	-	-	500,000	500	44,500	-	-	-	-	-	45,000
June 23, 2005 at $.10 per share	-	-	-	-	100,000	100	9,900	-	-	-	-	-	10,000

Cancellation of common stock for services:
June 27, 2005 at $.25 per share	-	-	-	-	(120,000)	(120)	(29,880)	-	-	-	-	-	(30,000)

Issuance of common stock for note payable with accrued interest:
July 27, 2004 at $3.50 per share	-	-	-	-	9,191	9	32,160	-	-	-	-	-	32,169
December 14, 2004 at $.06 per share	-	-	-	-	170,054	170	10,033	-	-	-	-	-	10,203

Continued on F-8

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company) Statement of Stockholder’s Equity (Deficit)

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock,	Paid-in	Subscription	Prepaid	Escrowed	Treasury	Accumulated
Continued from F-7	Series A	Par Value	Series B	Par Value	Shares	Par Value	Capital	Receivable	Shares	Shares	Stock	Deficit	Total

Issuance of common stock for related party payable:
December 14, 2004 at $.30 per share	-	-	-	-	22,362	22	6,686		-	-	-	-	6,709
December 29, 2004 at $.15 per share	-	-	-	-	141,624	142	21,102		-	-	-	-	21,244

Issuance of common stock for subscription receivable:
September 15, 2004 at $1.25 per share	-	-	-	-	400,000	400	499,600	(500,000)	-	-	-	-	-
December 14, 2004 at $.3125 per share	-	-	-	-	42,188	42	13,142		-	-	-	-	13,184

Rounding effects due to 1-for-500 Reverse Split on October 15, 2004	-	-	-	-	5,925	6	(6)		-	-	-	-	-

Payments received on subscription receivable:
September 13, 2004 at $1.25 per share	-	-	-	-	-	-	-	15,000	-	-	-	-	15,000
September 30, 2004 at $1.25 per share	-	-	-	-	-	-	-	5,000	-	-	-	-	5,000
October 13, 2004 at $.84 per share	-	-	-	-	-	-	-	13,800	-	-	-	-	13,800
October 28, 2004 at $.48 per share	-	-	-	-	-	-	-	10,000	-	-	-	-	10,000
November 17, 2004 at $.31 per share	-	-	-	-	-	-	-	10,000	-	-	-	-	10,000
February 17, 2005 at $.27 per share	-	-	-	-	-	-	-	25,000	-	-	-	-	25,000
March 8, 2005 at $.31 per share	-	-	-	-	-	-	-	2,269	-	-	-	-	2,269
April 5, 2005 at $.072 per share	-	-	-	-	-	-	-	287	-	-	-	-	287
April 18, 2005 at $.092 per share	-	-	-	-	-	-	-	320	-	-	-	-	320
May 2, 2005 at $.097 per share	-	-	-	-	-	-	-	10,219	-	-	-	-	10,219
May 6, 2005 at $.082 per share	-	-	-	-	-	-	-	322	-	-	-	-	322
June 2, 2005 at $.085 per share	-	-	-	-	-	-	-	2,246	-	-	-	-	2,246
June 3, 2005 at $.087 per share	-	-	-	-	-	-	-	7,500	-	-	-	-	7,500
June 15, 2005 at $.072 per share	-	-	-	-	-	-	-	566	-	-	-	-	566
June 20, 2005 at $.068 per share	-	-	-	-	-	-	-	235	-	-	-	-	235
June 28, 2005 at $.058 per share	-	-	-	-	-	-	-	276	-	-	-	-	276

Retired to Treasury Stock on September 22, 2004:	-	-	-	-	-	-	(89,190)	-	-	-	(810)	-	(90,000)

Issuance of common stock for acquisitions:
February 11, 2005 at $ .40 per share	-	-	-	-	12,500,000	12,500	4,987,500	-	-	(5,000,000)	-	-	-

Issuance of Series A Preferred stock for Inducement	100	-	-	-	-	-	5,515,581	-	-	-	-	-	5,515,581

Issuance of Series B Preferred stock for Inducement	-	-	100	-	-	-	32	-	-	-	-	-	32

Continued on F-9

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company) Statement of Stockholder’s Equity (Deficit)

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock,	Paid-in	Subscription	Prepaid	Escrowed	Treasury	Accumulated
Continued from F-8	Series A	Par Value	Series B	Par Value	Shares	Par Value	Capital	Receivable	Shares	Shares	Stock	Deficit	Total

Net Loss												(9,355,631)	(9,355,631)

Balance, June 30, 2005	100	-	100	-	28,780,166	28,780	19,130,438	(396,958)	-	(5,000,000)	(810)	(13,820,630)	(59,180)

Issuance of common stock for services:
July 15, 2005 at $.10 per share	-	-	-	-	1,400,000	1,400	138,600	-	-	-	-	-	140,000
August 3, 2005 at $.098 per share	-	-	-	-	101,632	102	9,898	-	-	-	-	-	10,000
August 3, 2005 at $.10 per share	-	-	-	-	250,000	250	24,750	-	-	-	-	-	25,000
August 8, 2005 at $.08 per share	-	-	-	-	900,000	900	71,100	-	-	-	-	-	72,000
August 18, 2005 at $.08 per share	-	-	-	-	900,000	900	71,100	-	-	-	-	-	72,000
August 29, 2005 at $.08 per share	-	-	-	-	750,000	750	59,250	-	-	-	-	-	60,000
September 2, 2005 at $.10 per share	-	-	-	-	2,500,000	2,500	247,500	-	-	-	-	-	250,000
September 26, 2005 at $.10 per share	-	-	-	-	250,000	250	24,750	-	-	-	-	-	25,000
October 3, 2005 at $.105 per share	-	-	-	-	1,350,000	1,350	140,400	-	-	-	-	-	141,750
October 7, 2005 at $.09 per share	-	-	-	-	533,333	533	47,467	-	-	-	-	-	48,000
October 20, 2005 at $.07 per share	-	-	-	-	357,142	357	24,643	-	-	-	-	-	25,000
November 4, 2005 at $.05 per share	-	-	-	-	6,775,000	6,775	331,975	-	-	-	-	-	338,750
November 21, 2005 at $.085 per share	-	-	-	-	(1,500,000)	(1,500)	(126,000)	-	-	-	-	-	(127,500)
November 30, 2005 at $.05 per share	-	-	-	-	800,000	800	39,200	-	-	-	-	-	40,000
December 8, 2005 at $.046 per share	-	-	-	-	543,478	543	24,457	-	-	-	-	-	25,000
December 8, 2005 at $.05 per share	-	-	-	-	1,500,000	1,500	73,500	-	-	-	-	-	75,000
December 13, 2005 at $.04 per share	-	-	-	-	300,000	300	11,700	-	-	-	-	-	12,000
December 29, 2005 at $.045 per share	-	-	-	-	750,000	750	33,000	-	-	-	-	-	33,750
February 6, 2006 at $.03 per share	-	-	-	-	4,157,143	4,157	120,553	-	-	-	-	-	124,710
February 9, 2006 at $.03 per share	-	-	-	-	2,664,668	2,665	77,275	-	-	-	-	-	79,940
March 28, 2006 at $.013 per share	-	-	-	-	2,757,076	2,757	32,953	-	-	-	-	-	35,710
March 31, 2006 at $.013 per share	-	-	-	-	13,820,537	13,821	165,846	-	-	-	-	-	179,667
April 10, 2006 at $.013 per share	-	-	-	-	1,384,615	1,385	16,615	-	-	-	-	-	18,000
April 25, 2006 at $.015 per share	-	-	-	-	12,777,779	12,778	178,888	-	-	-	-	-	191,666
April 25, 2006 at $.016 per share	-	-	-	-	618,519	619	9,398	-	-	-	-	-	10,017
May 9, 2006 at $.0112 per share	-	-	-	-	1,041,464	1,041	10,626	-	-	-	-	-	11,667
May 12, 2006 at $.03 per share	-	-	-	-	4,017,857	4,018	115,982	-	-	-	-	-	120,000
May 22, 2006 at $.0185 per share	-	-	-	-	1,600,000	1,600	28,000	-	-	-	-	-	29,600
June 2, 2006 at $.015 per share	-	-	-	-	10,999,993	11,000	154,000	-	-	-	-	-	165,000

Continued on F-10

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company) Statement of Stockholder’s Equity (Deficit)
	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock,	Paid-in	Subscription	Prepaid	Escrowed	Treasury	Accumulated
Continued from F-9	Series A	Par Value	Series B	Par Value	Shares	Par Value	Capital	Receivable	Shares	Shares	Stock	Deficit	Total

Payments received on subscription receivable:
August 3, 2005 at $.053 per share	-	-	-	-	-	-	-	30,000	-	-	-	-	30,000
August 12, 2005 at $.057 per share	-	-	-	-	-	-	-	368	-	-	-	-	368
August 26, 2005 at $.058 per share	-	-	-	-	-	-	-	6,576	-	-	-	-	6,576
September 1, 2005 at $.058 per share	-	-	-	-	-	-	-	19,988	-	-	-	-	19,988
September 16, 2005 at $.057 per share	-	-	-	-	-	-	-	6,980	-	-	-	-	6,980
September 19, 2005 at $.057 per share	-	-	-	-	-	-	-	5,988	-	-	-	-	5,988
September 22, 2005 at $.057 per share	-	-	-	-	-	-	-	249	-	-	-	-	249
September 30, 2005 at $.056 per share	-	-	-	-	-	-	-	5,000	-	-	-	-	5,000
October 3, 2005 at $.0909 per share	-	-	-	-	-	-	-	27,988	-	-	-	-	27,988
October 12, 2005 at $.0943 per share	-	-	-	-	-	-	-	2,750	-	-	-	-	2,750
October 25, 2005 at $.0754 per share	-	-	-	-	-	-	-	2,988	-	-	-	-	2,988
November 4, 2005 at $.0649 per share	-	-	-	-	-	-	-	832	-	-	-	-	832
November 15, 2005 at $.0483 per share	-	-	-	-	-	-	-	4,988	-	-	-	-	4,988
November 28, 2005 at $.0444 per share	-	-	-	-	-	-	-	412	-	-	-	-	412
November 30, 2005 at $.0458 per share	-	-	-	-	-	-	-	4,988	-	-	-	-	4,988
December 4, 2005 at $.051 per share	-	-	-	-	-	-	-	15,000	-	-	-	-	15,000
January 9, 2006 at $.028825 per share	-	-	-	-	-	-	-	248	-	-	-	-	248
January 11, 2006 at $.02831875 per share	-	-	-	-	-	-	-	2,800	-	-	-	-	2,800
January 20, 2006 at $.0269125 per share	-	-	-	-	-	-	-	4,988	-	-	-	-	4,988
February 17, 2006 at $.01841875 per share	-	-	-	-	-	-	-	426	-	-	-	-	426
February 24, 2006 at $.0162625 per share	-	-	-	-	-	-	-	498	-	-	-	-	498
March 17, 2006 at $.01105 per share	-	-	-	-	-	-	-	500	-	-	-	-	500
March 22, 2006 at $.0109875 per share	-	-	-	-	-	-	-	500	-	-	-	-	500
May 11, 2006 at $.0113875 per share	-	-	-	-	-	-	-	1,900	-	-	-	-	1,900
May 15, 2006 at $.0137125 per share	-	-	-	-	-	-	-	269	-	-	-	-	269
May 23, 2006 at $.01440625 per share	-	-	-	-	-	-	-	3,000	-	-	-	-	3,000
May 25, 2006 at $.01365 per share	-	-	-	-	-	-	-	73,926	-	-	-	-	73,926
May 26, 2006 at $.0134625 per share	-	-	-	-	-	-	-	283	-	-	-	-	283
June 2, 2006 at $.01133125 per share	-	-	-	-	-	-	-	869	-	-	-	-	869
June 6, 2006 at $.0109 per share	-	-	-	-	-	-	-	1,250	-	-	-	-	1,250
June 13, 2006 at $.01091875 per share	-	-	-	-	-	-	-	20,000	-	-	-	-	20,000
June 16, 2006 at $.01145 per share	-	-	-	-	-	-	-	799	-	-	-	-	799
June 28, 2006 at $.0139 per share	-	-	-	-	-	-	-	267	-	-	-	-	267
June 29, 2006 at $.01411875 per share	-	-	-	-	-	-	-	3,150	-	-	-	-	3,150

Continued on F-11

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company) Statement of Stockholder’s Equity (Deficit)

	No. of	Series A	No. of	Series B	No. of	Common	Additional	Stock
	Preferred	Preferred	Preferred	Preferred	Common	Stock,	Paid-in	Subscription	Prepaid	Escrowed	Treasury	Accumulated
Continued from F-10	Series A	Par Value	Series B	Par Value	Shares	Par Value	Capital	Receivable	Shares	Shares	Stock	Deficit	Total

Issuance of common stock for deficit in subscriptions receivable:
October 7, 2005 at $.09 per share	-	-	-	-	5,187,167	5,187	(5,187)	-	-	-	-	-	-

Issuance of common stock for prepaid services:
December 13, 2005 at $.04 per share	-	-	-	-	300,000	300	11,700	-	(12,000)	-	-	-	-
April 25, 2006 at $.015 per share	-	-	-	-	5,555,555	5,556	77,778	-	(83,334)	-	-	-	-
May 22, 2006 at $.0185 per share	-	-	-	-	1,600,000	1,600	28,000	-	(29,600)	-	-	-	-
June 2, 2006 at $.015 per share	-	-	-	-	12,555,554	12,556	175,778	-	(188,334)	-	-	-	-

Issuance of common stock in connection with acquisitions:
October 3, 2005 at $.40 per share	-	-	-	-	-	-	-	-	-	800,000	-	-	800,000
January 10, 2006 at $.40 per share	-	-	-	-	-	-	-	-	-	800,000	-	-	800,000

Adjustment to reclassify Stock Subscritption Receivable to Current
Assets, June 30, 2006, paid in full on July 18, 2006	-	-	-	-	-	-	-	146,190	-	-	-	-	146,190

Net Loss												(3,500,651)	(3,500,651)

Balance, June 30, 2006	100	$ -	100	$ -	128,278,678	$ 128,279	$ 21,575,933	$ -	$ (313,268)	$(3,400,000)	$ (810)	$ (17,321,281)	$ 668,853

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Statements of Cashflows
For the Years Ended June 30, 2006 and 2005 and the Period from July 1, 2001 to June 30, 2006

			From Inception
			(July 1, 2001)
			to
			June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,500,651)	$(9,355,631)	$(17,321,281)
Adjustments to reconcile net loss to net provided by
operating activities
Non-cash adjustments:
Effect of Merger	-	-	(27,717)
Provision for loss on receivable received in merger	-	-	200,000
Issuance of stock for services	2,544,996	3,777,805	10,294,333
Gain from extinguishment of debt	(27,468)	-	(110,468)
Gain from settlement of lawsuit	-	(90,415)	(90,415)
Issuance of stock for Accrued liabilities - related parties	-	175,034	175,034
Issuance of stock for Note payable with accrued interest	-	42,372	42,371
Issuance of stock for Subscription receivable	-	13,184	13,184
Issuance of stock for Cost of Inducement	-	5,515,613	5,515,613
Impairment of Hazard Property	600,000	-	600,000
Changes in:
Accounts receivable	(68)	-	(452)
Prepaid expenses	70,899	(94,085)	(245,768)
Accounts payable and accrued liabilities	158,468	34,300	388,313
Accrued liabilities - related parties	45,334	(90,850)	102,851
Accrued interest	7,256	8,908	16,164

NET CASH USED BY OPERATING ACTIVITIES	(101,234)	(63,765)	(448,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in advance of acquisitions	(162,000)	-	(162,000)

NET CASH USED BY INVESTING ACTIVITIES	(162,000)	-	(162,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(14)	-
Payment received on subscription receivable	250,768	103,042	432,912
Offering costs	-	-	(3,102)
Proceeds from Notes payable	12,500	-	211,725
Payments on Notes payable	-	(39,225)	(39,225)
Proceeds from sale of common stock	-	-	125,000
Payment on Note payable - Hudson Consulting	-	-	(117,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	263,268	63,803	610,310

NET CHANGE IN CASH	34	38	72

CASH, beginning of period	38	-	-

CASH, end of period	$72	$38	$72

Continued on F-13

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Statements of Cashflows
For the Years Ended June 30, 2006 and 2005 and the Period from July 1, 2001 to June 30, 2006

Continued from F-12

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
ACTIVITIES:	2006	2005

Issuance of common stock for services	$2,231,727	$3,040,037

Issuance of common stock for prepaid services	$313,268	$737,768

Impairment of Hazard Property	$600,000	$-

Issuance of notes payable in advance of acquisitions	$130,000	$-

Issuance of common stock for accrued liabilities -
related parties	$-	$175,034

Issuance of common stock for notes payable with
accrued interest	$-	$42,372

Issuance of preferred stock for cost of inducement	$-	$5,515,613

Issuance of common stock for subscription receivable		$500,000

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Notes to Financial Statements

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

Matrixx Resource Holdings, Inc., formerly known as Vinoble, Inc., (“Matrixx” or "Company"), a Delaware corporation, is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30.

The Company has focused efforts on identifying and evaluating business opportunities for acquisition or merger to provide long-term growth for its shareholders and to meet its objective of attaining a listing on a national exchange. Specifically, in its pursuit to offer end-to-end solutions for the tracking, management, and monitoring of both mobile and non-mobile assets utilizing Radio Frequency Identification and Global Position Systems, the Company encountered opportunities to invest in several prospects in the oil and gas and mining sectors. These investments were to be initially used as testing grounds for the new technologies. However, further analysis caused the Company to re-focus its strategy to target oil and gas and natural resource exploration to take advantage of the ability to make minimal investments in numerous prospects thus allowing for better structure of cash flow and diversification of risk. The Company views this strategic direction to be more advantages than development of new product technologies given the established market demand for natural resources.

There can be no assurance that the results of the due diligence will be satisfactory or that additional acquisitions or investments will be available to the Company at terms acceptable to the Company. Further, the exploration of oil and gas and natural resources is a highly risky endeavor and there can be no assurance that any of the Company’s investments will prove to be successful or profitable.

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

The Company’s Board of Directors determined that the close of business on May 26, 2006 would be the record date for shareholders entitled to notice about the proposal to change the Company’s name from “Vinoble, Inc.” to “Matrixx Resource Holdings, Inc.” (See Note 14. Subsequent Events).

Stock Based Compensation
------------------------

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The implementation of SFAS 123R had no material impact on the financial statements.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Notes to Financial Statements

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued from F-14)

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

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Notes to Financial Statements

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued from F-15)

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will be required to adopt FIN 48 in the first quarter 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its financial statements and notes thereto.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 clarifies the staff’s views regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. The Company is currently evaluating the impact that the adoption of SAB 108 will have, if any, on its financial statements and notes thereto.

2. GOING CONCERN AND MANAGEMENT PLANS

The Company has not had any revenues and has experienced operating losses since inception caused by its continued development costs. As shown in the accompanying financial statements, the Company incurred a net loss of $3,500,651 for the year ended June 30, 2006 and as of June 30, 2006 has an accumulated deficit of $17,321,281. Those factors create an uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company entered into a Stock Purchase Agreement ("SPA") with GarcyCo Capital Corp. (“GCCC”) as of September 14, 2004 for aggregate consideration of $500,000 to be paid in quarterly installments in exchange for a minimum of 400,000 shares of Matrixx Common Stock (See Note 3. Subscription Receivables). As of June 30, 2006, the Company has received an aggregate of $353,810. Management intends to seek additional financing by capitalizing on the value of currently owned investments. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, acquiring or merging with another business entity, developing significant revenues and ultimately attaining profitable operations.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Notes to Financial Statements

3. STOCK SUBSCRIPTION RECEIVABLE

On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GCCC. The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of Common Stock, post-split, to GCCC in consideration of the payment of $500,000 in cash. The Company was to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. The 400,000 shares were to be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10-day trailing closing price of the Company's Common Stock at the time of each payment. Per the terms of the SPA, the installments due on June 30, 2006 and on September 30, 2006 are for $75,000 each with the final payment of $50,000 due on December 31, 2006.

As of June 30, 2006, the Company has received an aggregate of $353,810 in financing from the SPA resulting in the required issuance of 11,832,447 shares as calculated at a 37.5% discount to the 10-day trailing closing price of the Company’s Common Stock at the time of each payment per the terms of the SPA. At June 30, 2006, a balance of $21,190 remains due on the current installment under the SPA. On July 18, 2006, the Company received the balance of funding owed pursuant to the terms of the SPA. (See Note 14. Subsequent Events).

4. DEFERRED COST OF ACQUISITIONS, NET

As of June 30, 2006, the Company has accumulated $1,292,000 in deferred costs of acquisitions, net. The amount includes the $67,000 non-refundable cash deposit paid to Overseas pursuant to the agreement for the purchase of a 98% interest in the Hazard Lake Property, (the “Hazard Agreement”),  the transfer of 2,000,000 shares of Common Stock from escrowed shares to Overseas valued at $800,000 and the Note Payable to Overseas for $130,000. However, as a result of the Company’s recently focused attention on acquiring oil and gas properties, it was determined that value of the Hazard Lake Property in deferred acquisition cost was impaired. At June 30, 2006 the Company recognized a $600,000 impairment in the value of the Hazard Property. Thus, the Company’s net deferred cost of acquisition for the Hazard Lake Property is valued at $397,000 at its cost in accordance with the valuation as stated in the Hazard

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Notes to Financial Statements

4. DEFERRED COST OF ACQUISITIONS, NET (Continued from F-17)

Agreement. Also included in the balance of deferred cost of acquisitions, net is $15,000 paid to Sterling Grant Capital, Inc. (formerly Sun Oil & Gas Corp. ), (“Sterling”), and the transfer of 2,000,000 shares of Common Stock valued at $800,000 from escrowed shares for the purchase of a 5% minority interest in the Clovelly Prospect, an oil prospect property, (“Clovelly”). As of June 30, 2006, the Company had invested an additional $80,000 in Clovelly for drilling operations, thus making the aggregate investment in Clovelly $895,000. The Hazard Agreement was executed on October 10, 2005, the Letter Agreement with Sterling was executed on November 15, 2005. Both agreements became final on July 14, 2006. (See Note 14. Subsequent Events).

5. INCOME TAXES

Income taxes are provided pursuant to SFAS No. 109 Accounting for Income Taxes. This statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carryforward is not probable at June 30, 2006, the tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

The composition of the Company's deferred tax assets and the tax effects of temporary differences and carryforwards that give rise to deferred assets are as follows June 30, 2006:

Deferred tax assets:

Net operating loss carryforwards	$4,009,812
----------------

Gross deferred tax assets	4,009,812
Valuation allowance	(4,009,812)
----------------

Net deferred tax assets	$--
===========

The components of deferred income tax benefit for the year ended June 30, 2006 were as follows:

Temporary differences:

Net operating loss carryforward	$812,158
Increase in valuation allowance	(812,158)
----------------
$--
===========

No provision for income taxes has been recorded from inception (July 1, 2001) through June 30, 2006, as the Company has incurred losses during those periods.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Notes to Financial Statements

5. INCOME TAXES (Continued from F-18)

The Company has approximately $2,600,000 of federal and $1,400,000 of state net loss carryforwards available to reduce future federal and state tax liabilities which will begin to expire in 2022 and 2013, respectively.

6. RELATED PARTY PAYABLES

As of June 30, 2006, the Company owes a total of $75,384 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $10,000 owed to Isaac Simmons and Kathyrn A. Christmann, parents of Catherine Thompson, the Company's Chief Financial Officer, as reimbursement for legal fees paid in the litigation against Hudson Consulting Group, Inc. Subsequent to June 30, 2006, $5,000 has been repaid by the Company. (See Note 14. Subsequent Events.) Additionally, the Company agreed to reimburse Ms. Thompson for out of pocket expenses incurred on behalf of the Company. Currently, the Company owes an aggregate $ 65,384 for such expenses. The Company has been released from the $24,473 owed to Joseph Lively, the Company's Former Chief Executive Officer, for his compensation for the period of March - May 13, 2005, and from the $2,995 owed to Mr. Lively for expenses incurred during his employment with the Company.

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

The Company obtained a second line-of-credit financing from the same party above described for an amount up to $15,000, which matured on September 30, 2004. Interest accrued at 12% per annum and was payable on or before maturity. Per the agreement, the Company, at its discretion, elected to settle the line-
of-credit with the issuance of restricted Common Stock at a discount of 30% to the average bid price for the last 10 days prior to conversion. The outstanding balance on the line-of-credit, including interest payable, at November 20, 2004, the date of conversion, was $10,203. The Note was converted into 170,054 shares of restricted Common Stock, par $ .001, on December 14, 2004.

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

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Notes to Financial Statements

8. NOTE PAYABLE - INTERACTIVE IDEAS CONSULTING GROUP (Continued from F-19)

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

9. SHORT-TERM LOAN - M. AVATAR (Related Party)

On November 23, 2005, the Company executed a short-term Loan Agreement (“Loan”) with Michael Avatar, a Director of the Company, for $12,500. The Loan was payable on or before February 21, 2006, and bears interest of 16% per annum. There is a late payment penalty of $500 if the principal and interest are not paid by the due date. As of June 30, 2006, the Company has not paid any amounts owing on the loan. The balance due including principal, interest and penalty is $ 14,200.

10. NOTE PAYABLE - OVERSEAS

On October 10, 2005, the Company executed the Hazard Agreement with Overseas for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. Pursuant to the terms of the Hazard Agreement the Company executed a note payable (“Note”) for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. The Note bears interest at 6% per annum. The current portion of the note with accrued interest is $56,842 and the balance of $78,713 is included in long-term liabilities. As the transaction has yet to be fully executed, Overseas extended the March 15, 2006 payment date to coincide with the closing of the acquisition. The acquisition was completed on July 14, 2006. (See Note. 14. Subsequent Events).

11. CONVERTIBLE PREFERRED STOCK

The Company entered into an Agreement and Plan of Reorganization ("GCCC Agreement") with GarcyCo Capital Corp. ("GCCC") which is to facilitate the Company's acquisition plan. The GCCC Agreement provides that the Company will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of  the Company’s Common Stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and the Company. GCCC shall have two years to meet all of the obligations under the GCCC Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common Stock issued by the Company. Additionally, GCCC has been issued 100 shares of non-revocable, Series A Convertible Preferred Stock and 100 shares of non-revocable, Series B Convertible Preferred Stock.

The Company has 10,000,000 shares of $.001 par value Preferred Stock authorized. Pursuant to the GCCC Agreement, the Company was committed to the issuance of 100 shares of non-revocable, Series A Convertible Preferred Stock ("Series A") and 100 shares of non-revocable, Series B Convertible Preferred Stock  ("Series B") as cost of inducement for GCCC to sell certain assets and businesses to the Company. The Series A shall convert into 50.1% of Matrixx's Common Stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A shall have one vote per share until said shares are retired at time of conversion. The Series B shall convert into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Notes to Financial Statements

11. CONVERTIBLE PREFERRED STOCK (Continued from F-20)

shareholder of record. Each share of Series B shall be entitled to 1,000,000 votes until such shares are converted into Common Stock.  As June 30, 2006, the Certificates of Determination for the Series A and Series B have been filed with the State of Delaware. As of the date of this filing it is uncertain as to whether all of the obligations under the GCCC Agreement will be fulfilled. However, 2,000,000 shares valued at $0.40 per share were delivered from GCCC pursuant to the Hazard Agreement. An additional 2,000,000 shares valued at $0.40 per share were delivered on January 30, 2006, pursuant to the Letter Agreement for the purchase of a 5% minority interest in Clovelly. (See Note 12. Escrowed Shares).

Both the Series A and Series B issuances are valued as if converted on the effective date of the GCCC Agreement, February 11, 2005. On that date the Company had 17,405,000 shares of Common Stock issued and outstanding, with the current market value of  $5,493,563. Conversion of the Series A to equate to 50.1% of the total issued and outstanding Common Stock would require the issuance of 17,474,760 shares for a total of 34,879,760 shares of Common Stock issued and outstanding. The value of the 17,464,760 shares at the average price per share of $0.32 on February 11, 2005, is $5,515,581. Similarly, the 100 shares of Series B converts 1 for 1 to 100 shares of Common Stock valued at $0.32. The par value of the Preferred Stock for each Series A and Series B is $.001 and, therefore, for 100 shares, the value is negligible for purposes of financial statement presentation. The balances of $5,515,581 and $32 are included in additional paid-in capital.

12. ESCROWED SHARES

At June 30, 2006 the balance in Escrowed shares is $3,400,000 is accrued to GCCC pursuant to the GCCC Agreement. In accordance with the GCCC Agreement, the Company issued 12,500,000 shares of Common Stock in the name of GCCC for the purposes of acquiring businesses and assets as identified by GCCC and the Company. GCCC shall have two years to meet all of the obligations under the GCCC Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common Stock issued by the Company. The shares were valued at $0.40 for an aggregate value of $5,000,000 and are held in escrow to be paid out as required to execute the acquisitions. On October 3, 2005, GCCC utilized 2,000,000 shares valued in aggregate at $800,000 for the acquisition of a 98% interest in the Hazard Lake Property.

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

13. MANAGEMENT EMPLOYMENT CONTRACTS

The Company, from time to time, enters into consulting agreements with members of Company management. As of June 30, 2006, the Company has an Employment Agreement in effect with Catherine Thompson to be employed in the capacity of Chief Financial Officer, Vice President of Finance and Secretary of the Company. The Company and Ms. Thompson entered into the Employment Agreement on

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)

13. MANAGEMENT EMPLOYMENT CONTRACTS (Continued from F-21)

December 14, 2004. The agreement established a base salary for Ms. Thompson of $140,000 beginning January 1, 2005 to be paid in monthly installments of Common Stock beginning July 1, 2005. The number of shares issued each month is to be based on the closing bid price at the time of issuance; two thirds of said shares shall be registered under Section 8 of the Securities and Exchange Act of 1933 and one third shall be issued as restricted. On August 15, 2006, the Company amended the Employment Agreement with Ms. Thompson. (See Note 14. Subsequent Events). The term of the agreement is from January 1, 2005 - December 31, 2007. Ms. Thompson’s Employment Agreement was amended on April 1, 2006 to modify the terms of compensation such that all Common Stock shares issued as restricted stock for compensation shall be issued but held in Company escrow and are subject to forfeiture should Ms. Thompson not remain employed by the Company for a period of two years following the issuance of the underlying shares. Should Ms. Thompson leave the Company’s employ at any time prior to that two year holding period for any reason, all unearned shares shall be returned to Treasury Stock. This Amendment is retroactive for a period of 2 years and Ms. Thompson has presented those restricted stock certificates issued for compensation purposes to the Company to be held in escrow.

At June 30, 2006, the Company is holding an aggregate of 2,055,818 shares of Company restricted Common Stock issued to Ms. Thompson and valued at $147,156 according to the current market price upon the various dates of issuance. These shares have been expensed as compensation during the periods in which the shares were issued.

14. SUBSEQUENT EVENTS

On July 7, 2006, the Company paid $5,000 to Isaac Simmons and Kathyrn A. Christmann, parents of Catherine Thompson, the Company's Chief Financial Officer, as partial repayment of the $10,000 obligation included in Related Party Payables.

On July 14, 2006, the stockholders holding an aggregate of 58,295,528 shares of Common Stock, or 55.6% of the votes entitled to be cast at a meeting of the Company's stockholders, consented in writing i) to change the Company’s name to “Matrixx Resource Holdings, Inc.; ii) to approve of that certain Purchase Agreement by and between the Company and Overseas Investment Banking Alliance, S.A. dated October 13, 2005, to purchase the Hazard Lake Property, a 355-hectare gold mining property in the Red Lake District in Ontario, Canada; and iii) to approve of that certain Purchase Agreement by and between the Company and Sterling Grant Capital, Inc. dated November 15, 2005, to purchase a five percent interest in the Clovelly Prospect, an oil and gas property in the Lafourche Parish, Louisiana. The sole holder of all shares of Series A Convertible Preferred Stock and Series B Preferred Stock also consented in writing to the three proposals.

Concurrent with the approval and finalization of the Hazard Agreement, the Company’s first installment of $25,000 on the note with Overseas was due and paid on July 14, 2006.

As of July 18, 2006, the Company received the full amount of $500,000 owed by GCCC pursuant to the terms of the SPA. The Company issued an aggregate of 12,715,021 shares of Common Stock, restricted under Rule 144 of the Securities Act, on September 11, 2006 to complete the terms of the SPA. In aggregate, the Company received $500,810 and issued 18,543,373 shares of restricted Common Stock valued at an average price of $0.027 per share pursuant to the terms of the SPA.

Matrixx Resource Holdings, Inc.
(Formerly Vinoble, Inc.)
(A Development Stage Company)
Notes to Financial Statements

14. SUBSEQUENT EVENTS (Continued from F-22)

On August 15, 2006, the Company amended the Employment Agreement with Catherine Thompson to increase her annual base salary compensation to $175,000 payable in cash or in monthly issuances of Common Stock of the Company. The Common Stock is to be issued as 75% allowable for registration and 25% to be issued as restricted Common Stock subject to Rule144.

On August 28, 2006, the Company entered into an Acquisition and Participation Agreement (“Buck Snag Agreement”) for the acquisition of a 42.5% working interest in the Buck Snag Field (“Buck Snag”) from Texahoma Energy, Inc. (Pink Sheets: TXHE), a Canadian corporation (“Texhoma”), for a purchase price of $150,000. The Company’s 42.5% working interest in the leases is subject to an existing overriding 28% Royalty Interest. Pursuant to the terms of the Buck Snag Agreement, Texhoma has the right to back-in for a 12.5% working after payout of the investment to the Company. Payout is defined as the receipt by the Company of the equivalent of the purchase price and the investment out of revenue distribution from the Operator. Sunray Operating Company, LLC, located in Sugarland, Texas, (“Sunray” or “Operator”), is the Operator for Buck Snag. Per the Buck Snag Agreement, Sunray is also entitled to a 12.5% working interest, proportionately reduced at payout. Both back-in working interest percentages to Texhoma and to Sunray are already factored into the Company’s 42.5% working interest percentage. The Company completed the acquisition with full payment of the purchase price on August 28, 2006.

On October 5, 2006, the Company finalized the Acquisition and Participation Agreement with Texhoma for the acquisition of a majority working interest in two wells located in Brazoria County, Texas (the “Manvel Agreement”). Pursuant to the terms of the Manvel Agreement, the Company shall receive a 55% working interest in the Manvel 2,000 ft. Miocene Exploration prospect for $20,000 and a 55% working interest in the Manvel 4,500 ft. Oakville Development well for $40,000, (collectively, the “Manvel Prospects”). The Company’s 55% working interest in the leases is subject to an existing overriding 25% Royalty Interest. Pursuant to the terms of the Manvel Agreement, Texhoma has the right to back-in for a 12.5% working interest after payout of the investment to the Company for each well. Payout is defined as the receipt by the Company of the equivalent of the purchase price and the investment out of revenue distribution from the Operator, Sunray. Per the Manvel Agreement, Sunray is also entitled to a 12.5% working interest, proportionately reduced at payout for each well. Both back-in working interest percentages to Texhoma and to Sunray are already factored into the Company’s 55% working interest percentage for both leases.

In the period from June 30, 2006 to October 9, 2006, the Company issued 61,176,898 shares of Common Stock for services and for the SPA with GCCC. The 12,715,021shares issued to GCCC to complete the SPA were issued as restricted under Rule 144 of the Securities Act.