Form 10QSB
period 2006-09-30
MATRIXX RESOURCE HOLDINGS, INC.
filed 2006-11-20
CIK 30966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended September 30, 2006

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________to ____________.

Commission file number 001-07894

MATRIXX RESOURCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2312900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11601 Wilshire Blvd., Ste. 500, Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

(310) 235-1479
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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of November 10, 2006 was 202,115,805.

Transitional Small Business Disclosure Format (Check one):    Yes __ No _X_

MATRIXX RESOURCE HOLDINGS, INC.

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(a)	Financial Statements	Page
---
	Balance Sheets (Unaudited) as of June 30 and September 30, 2006	F-1

	Statements of Operations (Unaudited) For the Three Months	F-3

Ended September 30, 2005 and 2006, and from Inception (July 1, 2001) to September 30, 2006

Statements of Cash Flows (Unaudited) For the Three MonthsEnded September 30, 2005 and 2006, and from Inception (July 1, 2001) to September 30, 2006	F-4

Notes to Financial Statements	F-6

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$72
Prepaid expenses	12,500	12,500
Stock subscription receivable	-	146,190
Deferred acquisition cost	22,500	1,292,000
Other assets	967	450

Total Current Assets	35,967	1,451,212

Mineral properties	397,000	-

Oil and natural gas properties, full cost accounting method
Unproved properties, not currently amortized	1,305,875	-

TOTAL ASSETS	$1,738,842	$1,451,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$310,086	$384,420
Accrued liabilities - related parties	71,477	75,384
Bank overdraft	9,560	-
Notes payable with accrued interest - IICG	172,800	172,800
Current portion of note payable with accrued interest - Overseas	32,354	56,842
Short-term loan with accrued interest - M. Avatar	14,704	14,200

Total Current Liabilities	610,981	703,646

LONG TERM LIABILITIES
Note payable with accrued interest - Overseas	79,848	78,713
Loan payable with accrued interest - Kuma	265,691	-

Total Long Term Liabilities	345,539	78,713
Table continued on F-2

F-1

	September 30,	June 30,
	2006	2006
	(Unaudited)

TOTAL LIABILITIES	956,520	782,359

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized
Series A Preferred Stock, committed, nil and 100 shares
issued and outstanding, respectively	-	-
Series B Preferred Stock, committed, nil and 100 shares
issued and outstanding, respectively	-	-
Common stock, $.001 par value, 400,000,000 shares
authorized; 170,801,426 and 128,278,678 shares, respectively,
issued and outstanding	170,803	128,279
Additional paid-in capital	22,680,558	21,575,933
Prepaid expenses - expenses prepaid with common stock	(182,283)	(313,268)
Escrowed shares	(3,400,000)	(3,400,000)
Treasury stock, 1,620 shares	(810)	(810)
Accumulated deficit	(18,485,406)	(17,321,281)

Total Stockholders’ Equity	782,322	668,853

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,738,842	$1,451,212

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Statements of Operations

			From Inception
	Three Months Ended		(July 1, 2001)
	September 30,		to September 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$1,158,653	$681,154	$17,784,082

Loss from operations	(1,158,653)	(681,154)	(17,784,082)

Other income and expenses
Gain from extinguishments of debt	-	-	110,468

Gain from settlement of lawsuit	-	-	90,415

Impairment of asset in deferred cost of acquisition	-	-	(600,000)

Interest expense	(5,472)	-	(29,182)

Net Loss from continuing operations after other income
and expenses	(1,164,125)	(681,154)	(18,212,381)

Discontinued operations
Loss on disposal of Visual Interviews, Inc. less
applicable taxes	-	-	(73,025)

	(1,164,125)	(681,154)	(18,285,406)

Provision for loss on related parties notes receivable	-	-	(200,000)

Net Loss	$(1,164,125)	$(681,154)	$(18,485,406)

Basic weighted average number of common shares
outstanding	146,207,066	32,145,325

Net Loss per common share, basic	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
	Three Months Ended		July 1, 2001
	September 30,		to September 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,164,125)	$(681,154)	$(18,485,406)
Adjustments to reconcile net loss to net provided by
operating activities
Non-cash adjustments:
Effect of merger	-	-	(27,717)
Provision for loss on receivable received in merger	-	-	200,000
Issuance of stock for services	1,146,339	654,000	11,440,672
Gain from extinguishments of debt	-	-	(110,468)
Gain from settlement of lawsuit	-	-	(90,415)
Issuance of stock for accrued liabilities - related parties	-		175,034
Issuance of stock for notes payable with accrued interest	-	-	42,371
Issuance of stock for subscription receivable	810	-	13,994
Issuance of stock for cost of inducement	-	-	5,515,613
Impairment of Hazard Property	-	-	600,000
Changes in:
Other assets	(516)	-	(968)
Prepaid expenses	130,445	9,000	(115,323)
Deferred cost of acquisition	(139,675)	(52,000)	(139,675)
Accounts payable and accrued liabilities	(74,334)	(18,997)	313,979
Accrued liabilities - related parties	(3,906)	4,254	98,945
Accrued interest	5,472	-	21,636
NET CASH PROVIDED / (USED) BY OPERATING
ACTIVITIES	(99,490)	(84,898)	(547,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in advance of acquisitions	-	-	(162,000)
Investments in mineral properties	(25,000)	-	(25,000)
Investments in oil and gas properties, unproven	(293,700)	-	(293,700)
NET CASH USED BY INVESTING ACTIVITIES	(318,700)	-	(480,700)

Table continued on F-5

			From Inception
	Quarter Ended		July 1, 2001
	September 30,		To September 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	9,560	9,711	9,560
Payment received on subscription receivable	146,190	75,149	579,102
Offering costs	-	-	(3,102)
Proceeds from Notes payable	262,369	-	474,094
Payments on Notes payable	-	-	(39,225)
Proceeds from sale of common stock	-	-	125,000
Payment on note payable - Hudson
Consulting Group, Inc.	-	-	(117,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	418,119	84,860	1,028,429

NET CHANGE IN CASH	(72)	(38)	-

Cash, beginning of period	72	38	-

Cash, end of period	$-	$-	$-

	Quarter Ended
	September 30,
	2006	2005
SUPPLEMENTAL SCHEDULE OF NON-	(Unaudited)	(Unaudited)
CASH INVESTING ACTIVITIES:
Issuance of common stock for services	$1,044,516	$281,333
Issuance of common stock for prepaid services	$101,823	$372,667
Issuance of common stock for subscriptions receivable	$810	$-
Issuance of notes payable with accrued interest	$262,369	$-

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

Matrixx Resource Holdings, Inc., (“Matrixx” or "Company"), a Delaware corporation, is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is June 30.

The Company has focused efforts on identifying and evaluating business opportunities for acquisition or merger to provide long-term growth for its shareholders and to meet its objective of attaining a listing on a national exchange. The Company’s current strategy is to target acquisition and investment opportunities in the oil and gas and natural resource exploration industries. The Company’s entry into the oil and gas and natural resource exploration business began on July 14, 2006 with the final approval and closing of the Company’s purchase of a 98% interest in the Hazard Lake Property, a 355-hectare gold mining property in the Red Lake District in Ontario, Canada and its purchase a five percent interest in the Clovelly Prospect, an oil and gas property in the Lafourche Parish, Louisiana.

On July 14, 2006, the stockholders holding an aggregate of 58,295,528 shares of Common Stock, or 55.6% of the votes entitled to be cast at a meeting of the Company's stockholders, consented in writing i) to change the Company’s name to “Matrixx Resource Holdings, Inc.; ii) to approve of that certain Purchase Agreement by and between the Company and Overseas Investment Banking Alliance, S.A. dated October 13, 2005, to purchase the Hazard Lake Property; and iii) to approve of that certain Purchase Agreement by and between the Company and Sterling Grant Capital, Inc. dated November 15, 2005, to purchase a five percent interest in the Clovelly Prospect. The sole holder of all shares of Series A Convertible Preferred Stock and Series B Preferred Stock also consented in writing to the three proposals.

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

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been derived from the accounts of Matrixx Resource Holdings, Inc. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited interim financial statements for the quarterly period ended September 30, 2006, are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the quarter ended September 30, 2006 are not necessarily indicative of the results of operations for the full year ending June 30, 2007. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

2. BASIS OF PRESENTATION

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Oil and Natural Gas Properties
-----------------------------------------

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. The Company’s entry into the oil and gas and natural resource exploration business began on July 14, 2006. As of September 30, 2006, the Company’s oil and gas properties were unproved and, as such, no depletion or amortization expense was recognized in this period.

4. STOCK SUBSCRIPTION RECEIVABLE

On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp ("GCCC"). The SPA calls for the issuance by the Company of an aggregate of 400,000 shares of Common Stock, post-split, to GCCC in consideration of the payment of $500,000 in cash. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10-day trailing closing price of the Company's Common Stock at the time of each payment.

As of July 18, 2006, the Company had received the full amount of $500,000 owed by GCCC pursuant to the terms of the SPA. The Company issued an aggregate of 12,715,021 shares of Common Stock, restricted under Rule 144 of the Securities Act, on September 18, 2006 to complete the terms of the SPA. In aggregate, the Company received $500,810 and issued 18,543,373 shares of restricted Common Stock valued at an average price of $0.027 per share pursuant to the terms of the SPA.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

5. DEFERRED COST OF ACQUISITION

As of September 30, 2006, the Company has $22,500 in acquisition costs. The amount will be applied toward the acquisition of a 10% participation in the Sandy Point Prospect, an oil and gas prospect located in Brazoria County, Texas. The $22,500 is the result of a conveyance from the $150,000 paid for a 57.5% participation in Buck Snag. The Company’s participation in Buck Snag was reduced to 42.5%. (See Note 7. Oil and Gas Natural Properties).

6. MINERAL PROPERTIES

Hazard Lake Property. On October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement called for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000. (See Note 11. Note Payable - Overseas). The Company has also issued 2,000,000 shares of Common Stock to Overseas. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement.

The Hazard Agreement valued the shares at $200,000, or $0.10 per share, based on the current market price on the date of the Hazard Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company was initially required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of $800,000, thus making the total purchase price to Matrixx $997,000. As a result of the Company’s recently focused attention on acquiring oil and gas properties, it was determined that value of the Hazard Lake Property in deferred acquisition cost was impaired. At June 30, 2006 the Company recognized a $600,000 impairment in the value of the Hazard Property. The remaining balance of $397,000 was transferred from Deferred Cost of Acquisition to Mineral Properties on July 14, 2006, the date of final approval and closing of the transaction. No additional investments or expenses have been incurred for the Hazard Property during the quarter ended September 30, 2006.

7. OIL & NATURAL GAS PROPERTIES

As described in Note 3 above, the Company utilizes the full cost accounting method for its oil and natural gas properties. As of September 30, 2006, the Company has acquired interests in the Clovelly Prospect and the Buck Snag Field. To date the Company has participated in drilling the Allain-LeBreton #2 well at Clovelly and drilling the Schiurring #1 well at Buck Snag. Both the Allain-LeBreton #2 well and the Schiurring #1 well are unproven as of September 30, 2006.

Unproven Wells	Capitalized Costs

Clovelly - Allain-LeBreton #2 well
Acquisition Cost	$815,000
Cash Calls	260,364
Total Capitalized	$1,075,364

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

7. OIL & NATURAL GAS PROPERTIES (Continued from F- 8)

Unproven Wells	Capitalized Costs

Buck Snag - Schiurring #1 well
Acquisition Cost	$127,500
Cash Calls	103,011
Total Capitalized	230,511

Clovelly Prospect. On November 15, 2005, the Company executed a Letter Agreement (the “Letter Agreement”) with Sterling Grant Capital Inc. (formerly Sun Oil and Gas Corp.), (“Sterling”), to purchase a 5% minority interest in an oil prospect property. The property is the Clovelly Prospect (“Clovelly”) which is located in southeast Louisiana in the Lafourche Parish.

The Letter Agreement called for a purchase price of $15,000 in cash and 2,000,000 shares of common stock. The shares of common stock were issued on January 30, 2006 from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement, leaving the balance of shares in escrow at 8,500,000. The Letter Agreement valued the shares at $100,000, or $0.05 per share, based on the current market price of the Company’s Common Stock on the date of the Letter Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore the Company is required to value the 2,000,000 shares transferred to Sterling at $0.40 per share for an aggregate value of $800,000. It is possible that in the future the Company will be required to recognize an impairment in the value of its interest in the Clovelly investment.

Drilling of the Allain-LeBreton No. 2 well on the Clovelly Prospect commenced on June 19, 2006. Cash calls for drilling and other direct costs have been made for an aggregate of $260,364. At September 30, 2006, the Company owes $82,914, which is included in accruals payable and accrued liabilities.

Buck Snag Field. On August 28, 2006, the Company entered into an Acquisition and Participation Agreement (“Buck Snag Agreement”) for the acquisition of a 42.5% working interest in the Buck Snag Field (“Buck Snag”) from Texahoma Energy, Inc. (Pink Sheets: TXHE), a Nevada corporation (“Texhoma”). The Company’s payment of $150,000 to Texhoma was for an initial 57.5% participation in Buck Snag but subsequently the Company agreed to convey 15% of its participation as partial payment for a 10% participation in the Sandy Point Prospect.

The Buck Snag Prospect covers approximately 280 acres of land in Colorado County, Texas. The Schiurring #1 well on Buck Snag commenced drilling on August 11, 2006. Cash calls for drilling costs have been made for an aggregate of $103,011. At September 30, 2006, the Company owes $34,261, which is included in accruals payable and accrued liabilities. (See Note 15. Subsequent Events).

8. RELATED PARTY PAYABLES

As of September 30, 2006, the Company owes a total of $71,477 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $5,000 owed to Isaac Simmons and Kathyrn A. Christmann, parents of Catherine Thompson, the Company's Chief Financial Officer, following a partial repayment of $5,000 on July 7, 2006. The amount of $10,000 was owed as a reimbursement for legal fees paid in the litigation against Hudson Consulting

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

8. RELATED PARTY PAYABLES (Continued from F-9)

Group, Inc.  Additionally, the Company agreed to reimburse Ms. Thompson for out of pocket expenses incurred on behalf of the Company. Currently, the Company owes an aggregate $ 66,477 for such expenses.

9. NOTE PAYABLE - INTERACTIVE IDEAS CONSULTING GROUP

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

The rescission agreement with IICG requires the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible Promissory Note in the principal amount of $160,000 (the "Note").  The Company believes that there is a sufficient basis on which to dispute the amounts of principal and interest of the Note. As such, the Company accrued interest through the maturity date, May 26, 2005, in the amount of $12,800; no amounts for interest have been accrued beyond that date. As of the date of this filing the Company has not converted the Note and IICG has not requested a conversion.

10. SHORT-TERM LOAN - M. AVATAR (Related Party)

On November 23, 2005, the Company executed a short-term Loan Agreement (“Loan”) with Michael Avatar, a Director of the Company, for $12,500. The Loan was payable on or before February 21, 2006, and bears interest of 16% per annum. There is a late payment penalty of $500 if the principal and interest are not paid by the due date. As of September 30, 2006, the Company has not paid any amounts owing on the loan. The balance due including principal, interest and penalty is $ 14,704.

11. NOTE PAYABLE - OVERSEAS

On October 10, 2005, the Company executed the Hazard Agreement with Overseas for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. Pursuant to the terms of the Hazard Agreement the Company executed a note payable (“Note”) for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. The Note bears interest at 6% per annum. As the transaction had yet to be fully executed, Overseas extended the March 15, 2006 payment date to coincide with the closing of the acquisition. The installment for March 15, 2006 of $25,000 was paid on July 14, 2006. The current portion of the note with accrued interest is $32,354 is included in current liabilities and the balance of $79,848 is included in long-term liabilities.

12. LOAN AGREEMENT - KUMA

On August 1, 2006, the Company executed a Loan Agreement (“Kuma Loan”) with Kuma Holdings LTD, a Canadian corporation (“Kuma”). Pursuant to the terms of the Kuma Loan, the Company may borrow up to $500,000 to pay for acquisitions, cash calls, payables and public company expenses. The Kuma Loan

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

12. LOAN AGREEMENT - KUMA (Continued from F-10)

matures in 30 months, on January 31, 2009, and bears interest at 10% per annum payable at maturity. As an incentive for the Kuma Loan, Kuma will receive a $50,000 bonus payable in restricted common stock and to be issued upon receipt of the aggregate amount of principal, $500,000. All shares will be issued as restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption.

As of September 30, 2006, the Company has received $262,369 in funding from the Kuma Loan, including the aggregate amount of $27,021 from July which was loaned in advance based on the agreement in principal as discussed and agreed to by Matrixx and Kuma. Aggregate principal and interest owing on the Kuma Loan at September 30, 2006, is $265,691. (See Note 15. Subsequent Events).

13. CONVERTIBLE PREFERRED STOCK

The Company entered into an Agreement and Plan of Reorganization ("GCCC Agreement") with GCCC which is to facilitate the Company's acquisition plan. The GCCC Agreement provides that the Company will acquire from GCCC certain property and businesses and in consideration, GCCC shall receive 12,500,000 shares of  the Company’s Common Stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and the Company. GCCC shall have two years to meet all of the obligations under the GCCC Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common Stock issued by the Company. Additionally, GCCC was issued 100 shares of non-revocable, Series A Convertible Preferred Stock and 100 shares of non-revocable, Series B Convertible Preferred Stock.

The Company has 10,000,000 authorized shares of $.001 par value Preferred Stock authorized. Pursuant to the GCCC Agreement, the Company issued 100 shares of non-revocable, Series A Convertible Preferred Stock ("Series A") and 100 shares of non-revocable, Series B Convertible Preferred Stock  ("Series B") to GCCC as the cost of inducement for GCCC to sell certain assets and businesses to the Company. The Series A converts into 50.1% of Matrixx's Common Stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series A has one vote per share until said shares are retired at time of conversion. The Series B converts into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share of Series B is entitled to 1,000,000 votes until such shares are converted into Common Stock. As of the date of this filing it is uncertain as to whether all of the obligations under the GCCC Agreement will be fulfilled. However, 2,000,000 shares valued at $0.40 per share were delivered from GCCC pursuant to the Hazard Agreement. An additional 2,000,000 shares valued at $0.40 per share were delivered on January 30, 2006, pursuant to the Letter Agreement for the purchase of a 5% minority interest in Clovelly. (See Note 14. Escrowed Shares).

Both the Series A and Series B issuances are valued as if converted on the effective date of the GCCC Agreement, February 11, 2005. On that date the Company had 17,405,000 shares of Common Stock issued and outstanding, with the current market value of  $5,493,563. Conversion of the Series A to equate to 50.1% of the total issued and outstanding Common Stock would require the issuance of 17,474,760 shares for a total of 34,879,760 shares of Common Stock issued and outstanding. The value of the 17,464,760 shares at the average price per share of $0.32 on February 11, 2005, is $5,515,581. Similarly, the 100 shares of Series B converts 1 for 1 to 100 shares of Common Stock valued at $0.32. The par value of the

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

13. CONVERTIBLE PREFERRED STOCK (Continued from F-11)

Preferred Stock for each Series A and Series B is $.001 and, therefore, for 100 shares, the value is negligible for purposes of financial statement presentation. The balances of $5,515,581 and $32 are included in additional paid-in capital.

14. ESCROWED SHARES

At September 30, 2006 the balance in escrowed shares of $3,400,000 is accrued to GCCC pursuant to the GCCC Agreement. In accordance with the GCCC Agreement, the Company issued 12,500,000 shares of Common Stock in the name of GCCC for the purposes of acquiring businesses and assets as identified by GCCC and the Company. GCCC shall have two years to meet all of the obligations under the GCCC Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC shall be required to forfeit the pro-rata balance of the 12,500,000 shares of Common Stock issued by the Company. The shares were valued at $0.40 for an aggregate value of $5,000,000 and are held in escrow to be paid out as required to execute the acquisitions. On October 3, 2005, GCCC utilized 2,000,000 shares valued in aggregate at $800,000 for the acquisition of a 98% interest in the Hazard Lake Property.

The Letter Agreement with Sterling for the Clovelly Prospect executed on November 15, 2005, calls for an aggregate purchase price of $115,000, of which $15,000 has been paid in cash and the balance of $100,000 is to be paid with the issuance of 2,000,000 shares of registered Common Stock. The shares were issued on January 30, 2006, from GCCC, to be registered at a later date, leaving the balance of shares in escrow at 8,500,000. The Letter Agreement values the shares at $100,000 or $0.05 per share based on the current market price on the date of the agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company is required to value the 2,000,000 shares transferred to Sterling at $0.40 per share for an aggregate value of $800,000.

15. SUBSEQUENT EVENTS

On October 5, 2006, the Company finalized the Acquisition and Participation Agreement with Texhoma for the acquisition of a majority working interest in two wells located in Brazoria County, Texas (the “Manvel Agreement”). Pursuant to the terms of the Manvel Agreement, the Company shall receive a 55% working interest in the Manvel 2,000 ft. Miocene Exploration prospect for $20,000 and a 55% working interest in the Manvel 4,500 ft. Oakville Development well for $40,000, (collectively, the “Manvel Prospects”). The Company’s 55% working interest in the leases is subject to an existing overriding 25% Royalty Interest. Pursuant to the terms of the Manvel Agreement, Texhoma has the right to back-in for a 12.5% working interest after payout of the investment to the Company for each well. Payout is defined as the receipt by the Company of the equivalent of the purchase price and the investment out of revenue distribution from the Operator, Sunray. Per the Manvel Agreement, Sunray is also entitled to a 12.5% working interest, proportionately reduced at payout for each well. Both back-in working interest percentages to Texhoma and to Sunray are already factored into the Company’s 55% working interest percentage for both leases. Subsequently, on November 16, 2006, the Company conveyed 10% of its working interest in the Manvel properties as a partial payment towards the acquisition of a 10% participation in the Sandy Point Prospect.

In the period from September 30, 2006 to November 10, 2006, the Company issued 31,314,379 shares of Common Stock to consultants for management and marketing consulting services.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

15. SUBSEQUENT EVENTS (Continued from F-12)

On November 9, 2006, the Company received its first revenue payment in the amount of $3,494 from Sunray for the sales of natural gas produced from the Schiurring #1 well at Buck Snag.

On November 16, 2006, the Company finalized the terms of agreement with Texhoma and Sunray, for the acquisition of a 10% working interest in the Sandy Point Prospect.  The acquisition cost of $35,928 is to be paid through a conveyance of 15% of the Company’s participation in Buck Snag valued at $22,500; 10% participation in the Manvel properties valued at $6,000; and $7,428 in cash. The site of the first well, the Sandy Point Fite No. 3, is currently being prepared for drilling. Estimated dry hole costs are $445,000 of which the Company’s obligation is $44,500. Completion costs are expected to be minimal due to the Fite No. 3's close proximity to the currently producing Fite No. 1 well.

As of the date of this filing the Company owes principal and accrued interest of $390,655 on the Kuma Loan.

As of the date of this filing, the Company has paid an additional amount of $40,000 to Sunray, the operator of the Buck Snag, Manvel and Sandy Point prospects, to reduce balances currently owed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD- -LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2006, ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.

PLAN OF OPERATION

BACKGROUND

The Company emerged from bankruptcy in 1999 as Erly Industries, Inc. For the past seven years, the Company has been engaged in a series of transactions and restructurings designed to acquire assets or an existing business.

The Company’s search for an operating business or assets for acquisition was facilitated in September 2004 by the consummation of a significant investment in the Company by a strategic partner. On September 14, 2004, the Company executed a Stock Purchase Agreement (the "SPA") with GarcyCo Capital Corp. ("GCCC"). The SPA called for the issuance by the Company of an aggregate of 400,000 shares of common stock to GCCC in consideration of the payment of $500,000 in cash. The Company was to receive the funds in $50,000 increments each quarter, beginning October 15, 2004. As part of the consideration for the SPA, GCCC was given the right to elect one Board member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through December 31, 2007. To date, GCCC has not elected a representative to the Board of Directors of Matrixx.

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

The Company is developing a program for investments in the oil and gas industry which will allow the Company to grow responsibly by contributing to assets with diversification to help mitigate the industry associated risk. The Company’s philosophy is to take small interests in relatively low risk opportunities. However, the Company may elect to accept a larger interest when the cost / benefit or cost/risk ratio is perceived to be very low. Management is not experienced in this industry and as such relies upon consultants and partners to bring proposals and to assist with investment decisions. The Company attempts to minimize risk by working with experienced and reputable partners and operators, considering factors such as success rates, experience with certain types of wells, and the cash flow sources of the Company’s partners . The Company must also evaluate deal structure for fit with the current portfolio demands and its ability to raise financing. Lastly, the Company also analyzes property specific details such as the type of well, the target depth to be drilled, the field location and proximity of other wells, and if reserves or fields are proven.

The Company’s entry into the oil and gas and natural resource exploration business began on July 14, 2006 with the final approval and closing of the Company’s purchase of a 98% interest in the Hazard Lake Property, a 355-hectare gold mining property in the Red Lake District in Ontario, Canada and its purchase of a five percent interest in the Clovelly Prospect, an oil and gas property in the Lafourche Parish, Louisiana.

Acquisitions and Investments

Hazard Lake Property. On October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Lake Property is valued at $397,000, net of impairment costs of $600,000 recognized at June 30, 2006.

The Hazard Lake Property lies within the Archean Birch-Uchi Greenstone Belt of the western Uchi Subprovince of NW Ontario, in an area known as the Red Lake Mining District. The property consists of three unpatented claims, all of which are in good standing, with an aggregate area of approximately 355 hectares. The Company and GCCC have reviewed a proposal for an exploration program, however, the Company’s recent focus in the oil and gas sector is expected to take precedence for the near term.

Clovelly Prospect. On November 15, 2005, the Company executed a Letter Agreement (the “Letter Agreement”) with Sterling Grant Capital Inc. (formerly Sun Oil and Gas Corp.) to purchase a 5% minority interest in an oil prospect property. The property is the Clovelly Prospect which is located in southeast Louisiana in the Lafourche Parish.

Drilling of the Allain-LeBreton No. 2 well on the Clovelly Prospect commenced on June 19, 2006. Due to difficulties encountered in drilling the No. 2 well, the operator will drill a twin hole. A twin hole is described as drilling a well adjacent to an existing well, such as the No. 2 well. The Company also plans to drill as soon as practicable, an additional well known as a PUD (Proven, Undeveloped well) to a target depth of 12,500 feet.

The No. 2 well encountered a two foot gas discovery, but due to the location of the hole, the drilling may have incurred an offset, whereby an additional 28 feet of discovery may exist containing up to 5 BCFG. While the gas discovery might be considered as an added benefit, the intended cause of drilling the twin is primarily to target what is known as the "M" sand at or about 14,300 feet to 14,500 feet with a prospective size of 10 to 11 million barrels of oil ("MMBO"). The Clovelly field has produced over 30 MMBO, most of which occurred in the "M" sand.

Drilling of the PUD well will likely occur prior to, or concurrently with, the drilling of the twin well and is expected to assist in offsetting cash outlays required for the new well. It is anticipated that this will occur in the late first calendar quarter of 2007.

Buck Snag Field. On August 28, 2006, the Company entered into an Acquisition and Participation Agreement (“Buck Snag Agreement”) for the acquisition of a 42.5% working interest in the Buck Snag Field (“Buck Snag”) from Texahoma Energy, Inc. (Pink Sheets: TXHE), a Nevada corporation (“Texhoma”) , for a purchase price of $150,000. The Company’s 42.5% working interest in the leases is subject to an existing overriding 28% Royalty Interest. Pursuant to the terms of the Buck Snag Agreement, Texhoma has the right to back-in for a 12.5% working interest after payout of the investment to the Company. Payout is defined as the receipt by the Company of the equivalent of the purchase price and the investment out of revenue distribution from the Operator. Sunray Operating Company, LLC, located in Sugarland, Texas, (“Sunray” or “Operator”), is the Operator for Buck Snag. Per the Buck Snag Agreement, Sunray is also entitled to a 12.5% working interest, proportionately reduced at payout. Both back-in working interest percentages to Texhoma and to Sunray are already factored into the Company’s 42.5% working interest percentage. The Company’s payment of $150,000 to Texhoma was for an initial 57.5% participation in Buck Snag but subsequently the Company agreed to convey 15% of its participation as partial payment for a 10% participation in the Sandy Point Prospect.

The Buck Snag Prospect covers approximately 280 acres of land in Colorado County, Texas. The Schiurring #1 well on Buck Snag commenced drilling on August 11, 2006 at approximately 500 feet north of the Windsor #2 Schiurring well. On August 18, 2006 the target depth of 4,400 feet was reached. The Schiurring #1 well was completed in the 2,030 foot sand and placed into production on August 24, 2006. Initial flow rate commenced at 120 thousand cubic feet ("MCF") of gas per day, and after the water cleanup, well production was expected to increase to 300 MCF of gas per day. Subsequently, the Schiurring #1 well developed mechanical problems allowing excess water into the well and rendering it difficult to maintain production. The Company, its partners and the operator plan to commence drilling on the Schiurring #2 well on the Buck Snag Prospect on or before December 14, 2006, as required by contractual obligations. Plans to drill future additional wells on the property will be made subsequent to this event. The Schiurring #2 well will be drilled to a depth of 4,400 feet to test the sands at that location.

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

Sandy Point Prospect. On November 16, 2006, the Company finalized the terms of agreement with Texhoma and Sunray to acquire a 10% working interest in the Sandy Point Prospect for an aggregate amount of $35,928.57. The participation fee is to be paid through a conveyance of 15% of the Company’s participation in Buck Snag valued at $22,500; 10% participation in the Manvel properties valued at $6,000; and $7,428.57 in cash. The Company’s initial participation in Buck Snag was 57.5%, which was decreased to 42.5% as described above. Additionally, the Company’s initial 55% participation in each of the Manvel Prospects has been decreased to 45%. The remaining terms of the Buck Snag and Manvel Agreements were not altered. The Sandy Point Prospect covers 196 acres of land in Brazoria County, Texas.  The Fite No. 3 well will be drilled to the Frio formation to a depth of 6,700 to 7,000 feet, where Sunray, the operator for the well, expects to gain approximately 20 feet of structure to an existing producing well known as the Fite No. 1.

RESULTS OF OPERATIONS

  The Quarter Ended September 30, 2006 Compared To The Quarter Ended September 30, 2005

Revenues. The Company did not generate any revenue in the quarterly periods ended September 30, 2006 and 2005. The Company's focus has been on the evaluation and selection of existing businesses to effect a merger or acquisition. The Company has been in the development stage since July 2001.

General and Administrative Expenses. The Company incurred $1,158,653 in general and administrative expenses for the quarter ended September 30, 2006, compared to $681,154 for the quarter ended September 30, 2005. The increases in 2006 were due primarily to expenses incurred to facilitate the growth of Matrixx through acquisition and fundraising efforts, as explained below.

Included in general and administrative expense for the quarter ended September 30, 2006 was $1,044,516 of expense related to the issuance of an aggregate of 27,822,292 shares of common stock to consultants in lieu of cash compensation. In addition, $232,268 of expense was related to the issuance of 14,861,127 shares, for prepaid consulting expenses. At September 30, 2006, the Company had no cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered.

Sales and Marketing Expenses. The Company has incurred no sales and marketing expenses since the date of inception as it has been a development stage company.

Interest Expense. The Company recognized $5,472 in interest expense in the quarter ended September 30, 2006, and no interest expense in the quarter ended September 30, 2005. The expense recognized during the quarter ended September 30, 2006 represents interest on borrowings during the period.

Net Loss. As a result of the foregoing factors, the Company's net loss increased to $1,164,125 for the quarter ended September 30, 2006, compared to a net loss of $681,154 for the quarter ended September 30, 2005. The net loss per share was $0.01 for the quarterly period ended September 30, 2006, compared to a net loss per shares of $.02 for the quarterly period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an immediate need for capital. At September 30, 2006, the Company had no cash or cash equivalents The Company’s operating activities used $99,490 in net cash during the quarter ended September 30, 2006, compared with $84,898 in net cash used by operating activities during the quarter ended September 30, 2005. The cash used by operating activities during the quarter ended September 30, 2006 was primarily due to non-cash gains of $1,146,339 reflecting the issuance of stock for services and prepaid services and $810 for the issuance of stock on a subscription receivable. Other gains contributing to net cash from operating activities include cash include a $130,445 decrease in prepaid assets and an increase in accrued interest of $5,472. These gains were offset by other changes affecting net cash from operating activities at September 30, 2006 including an increase in deferred cost of acquisition of $139,675, a decrease in accounts payable and accrued liabilities of $74,334, a decrease in accrued liabilities - related parties of $3,906, and an increase of $516 in other assets. The cash used by operating activities during the quarter ended September 30, 2005 included non-cash gains of $654,000 reflecting the issuance of stock for services and prepaid services offset by other changes affecting net cash used by operating activities at September 30, 2005. These other changes included a decrease in accrued liabilities of $18,997 and an increase of $52,000 in deferred cost of acquisition offset by a decrease in prepaid expenses of $9,000, and an increase in accrued liabilities - related parties of $4,254.

The Company utilized $318,700 in cash for investing activities during the quarter ended September 30, 2006. The Company invested $25,000 in mineral properties and $293,700 in unproven oil and gas properties during the quarter ended September 30, 2006. There were no investing activities in the quarter ended September 30, 2005. Financing activities provided $418,119 of cash during the quarter ended September 30, 2006, consisting primarily of $262,369 in proceeds from notes payable, $146,190 in proceeds from the subscription receivable to GCCC and a bank overdraft of $9,560. During the quarter ended September 30, 2005, financing activities provided $84,860 of cash consisting primarily of $75,149 in proceeds from the subscription receivable to GCCC and a bank overdraft of $9,711.

The Company has not had any revenues to date, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred a net loss of $1,164,125 for the quarter ended September 30, 2006. Since inception, the Company has incurred a net loss of $18,485,406. Primarily as a result of these recurring losses, Matrixx's independent certified public accountants modified their report on the June 30, 2006 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

On May 27, 2004 the Company executed a Convertible Promissory Note in the principal amount of $160,000 (the "Note") with Interactive Ideas Consulting Group (“IICG”). The Note bears interest at the rate of 8% per annum and was due and payable in full on or before May 26, 2005. The Company believes that there is a sufficient basis on which to dispute the amounts of principal and interest of the Note. As such, the Company accrued interest through the maturity date of May 26, 2005, in the amount of $12,800; no amounts for interest have been accrued beyond that date. As of the date of this filing the Company has not converted the Note and IICG has not requested a conversion.

On September 14, 2004, the Company executed the SPA with GCCC. The SPA called for the issuance by the Company of an aggregate of 400,000 shares of Common Stock to GCCC in consideration of the payment of $500,000 in cash. The Company was to receive the funds in $50,000 increments each quarter, beginning October 15, 2004.

The 400,000 shares were to be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. All shares are restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. The SPA included a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, would be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's Common Stock at the time of each payment. At September 14, 2004, the Company had an aggregate of 305,108 shares of Common Stock outstanding on a fully-diluted basis. Based on the price of the Company's Common Stock at that date, GCCC would have owned and controlled approximately 56.73% of the Company's fully-diluted Common Stock and 56.73% of the Company's outstanding Common Stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of July 18, 2006, the Company had received an aggregate of $500,810 in financing from the SPA. On September 18, 2006, the Company delivered 18,543,373 shares of restricted Common Stock, at an average price of $0.027 per share, as calculated using method (b) described above thus completing the terms of the SPA.

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

On November 15, 2005, the Company executed the Letter Agreement with Sterling to purchase a 5% minority interest in an oil prospect property known as the Clovelly Prospect (“Clovelly”). The Letter Agreement called for an aggregate purchase price of $115,000, of which $15,000 has been prepaid in cash and the balance of $100,000 was paid with the issuance of 2,000,000 shares of registered Common Stock also delivered from the shares issued to GCCC. The shares were issued on January 30, 2006 from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement, leaving the balance of shares in escrow at 8,500,000. The Letter Agreement valued the shares at $100,000, or $0.05 per share, based on the current market price of the Company’s Common Stock on the date of the Letter Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore the Company is required to value the 2,000,000 shares transferred to Sterling at $0.40 per share for an aggregate value of $800,000. It is possible that in the future the Company will be required to recognize an impairment in the value of its interest in the Clovelly investment. As of September 30, 2006, the Company has paid $177,450 in development costs for the first well, the #2 Allain-LeBreton well, drilled at Clovelly with a balance owing of $82,914.

The Company’s goal is to invest cash flow proceeds from successes into new projects. To date financing has been supplied by the SPA with GCCC. The Company and GCCC are in discussions to renew the SPA, however, there can be no assurance that a renewal will be reached or that if reached it will be on terms and conditions favorable to the Company. In the interim, on August 1, 2006, the Company executed a Loan Agreement (“Kuma Loan”) with Kuma Holdings LTD, a British Columbia corporation (“Kuma”).

Pursuant to the terms of the Kuma Loan, the Company may borrow up to $500,000 to pay for acquisitions, cash calls, payables and public company expenses. The Kuma Loan matures in 30 months, on January 31, 2009, and bears interest at 10% per annum payable at maturity. As an incentive for the Kuma Loan, Kuma will receive a 10% bonus payable in restricted Common Stock, to be issued upon receipt of the $500,000 aggregate principal. All shares of Common Stock will be issued to Kuma as restricted stock within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption.

As of September 30, 2006, the Company has received $262,369 in funding from the Kuma Loan, including the aggregate amount of $27,021 from July which was loaned in advance based on the agreement in principal as discussed and agreed to by Matrixx and Kuma. Aggregate principal and interest owing on the Kuma Loan at September 30, 2006, is $265,691.

On August 28, 2006, the Company entered into the Buck Snag Agreement for the acquisition of a 42.5% working interest in the Buck Snag Field (“Buck Snag”) from Texahoma. The Company paid $150,000 to Texhoma for an initial 57.5% participation in Buck Snag but subsequently, the Company has agreed to convey 15% of its participation as partial payment for a 10% participation in the Sandy Point Prospect. As of September 30, 2006, the Company has paid the full purchase price of $150,000, plus an additional $68,750 for development of the Schiurring #1 well, with $34,761 still owing. On November 9, 2006, the Company received its first revenue payment from proceeds of the Schiurring #1 well in the amount of $3,494. The Company, the operator and partners plan to drill the Schiurring #2 well on or before December 14, 2006. The Company will be obligated to pay its portion, 42.5% of dry hole and completion costs. Estimated dry hole cost and completion costs for the well are $187,500 and $165,450 of which the Company’s obligation would be $79,688 and $70,316, respectively.

On October 5, 2006, the Company finalized the Manvel Agreement with Texhoma for the acquisition of 55% majority working interest in the Miocene and Oakville Prospects located in Brazoria County, Texas for an aggregate of $60,000. Subsequently, the Company has agreed to convey 10% of its participation in the Manvel Properties to Texhoma as partial payment for a 10% participation in the Sandy Point Prospect. As of the date of this filing, the Company has paid $30,000 toward the participation cost and is further obligated to 42.5% of estimated dry hole costs for the wells of $76,500 and $45,000, respectively. Should the wells be successful, the Company’s estimated portion of completion costs is $25,000 for each Manvel Prospect.

On November 16, 2006, the Company finalized the terms of Agreement with Texhoma and Sunray, for the acquisition of a 10% working interest in the Sandy Point Prospect.  The acquisition cost of $35,928.57 is to be paid through a conveyance of 15% of the Company’s participation in Buck Snag valued at $22,500; 10% participation in the Manvel properties valued at $6,000; and $7,428.57 in cash. Estimated dry hole costs are $445,000 of which the Company’s obligation is $44,500. Fite No. 3's close proximity to the currently producing Fite No. 1 well will provide for minimal completion costs.

RISKS AND UNCERTAINTIES

The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATING TO MATRIXX'S BUSINESS

MATRIXX NEEDS SIGNIFICANT ADDITIONAL CAPITAL. At September 30, 2006, the Company had no cash or cash equivalents and minimal income producing operations or assets. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's Common Stock. The Company received an aggregate of $500,810 and issued an aggregate of 18,543,373 shares of Common Stock GCCC, at an average price of $0.027 per share, pursuant to the terms of the SPA. No further payments are due to the Company under the SPA. The Company and GCCC are in discussions to renew the SPA; however, there can be no assurance that the Agreement will be renewed or that if renewed, that it will be under terms and conditions favorable to the Company. In the interim, the Company has executed the Kuma Loan with Kuma Holdings for up to $500,000 in financing. In addition, the Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.

MATRIXX HAS ONLY A LIMITED OPERATING HISTORY. The Company has only a limited operating history upon which can be based an evaluation of its prospects and only minimal experience in the oil and gas industry. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering into the highly speculative business of oil and gas exploration. There can be no assurance that the Company will be able to identify future oil & gas or other prospects for investment or that an investment will be consummated. Further, there can be no assurance that the investment in any given prospect will be successful or contribute revenue and income to the Company. To address these risks and uncertainties, the Company’s philosophy is to take small interests in relatively low risk opportunities. However, the Company may elect to accept a larger interest when the cost / benefit or cost/risk ratio is perceived to be very low. Management attempts to minimize risk by working with experienced and reputable partners and operators. Factors such as success rates, experience with certain types of wells, and the cash flow sources of the Company's partners are considered. The Company must also evaluate deal structure for fit with the current portfolio demands and its ability to raise financing. Lastly, the Company also analyzes property specific details such as the type of well, the target depth to be drilled, the field location and proximity of other wells, and if reserves or fields are proven. There can be no assurance that Matrixx will successfully evaluate or address these challenges.

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

LEGISLATIVE AND REGULATORY ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT THE COMPANY’S FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS. There have been certain regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory changes which will have an impact on the Company’s future financial condition and results of operations.  The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives in the past three years following the Enron and WorldCom bankruptcies will increase general and administrative costs, as the Company will incur increased legal and accounting fees to comply with such rule changes.  In addition, proposed initiatives are expected to result in changes in certain accounting and disclosure rules.  These and other potential changes could materially increase the expenses reported by the Company in its financial statements and adversely affect the Company’s operating results.

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

MATRIXX’S COSTS MAY BE AFFECTED BY NEW GOVERNMENT REGULATION AND ENVIRONMENTAL RISKS. Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Because current regulations covering the Company's operations are subject to change at any time, it may incur significant costs for compliance in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

On November 12, 2006, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Chief Financial Officer and acting Chief Executive Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Financial Officer and acting Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

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

The SPA includes a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, will be calculated for each installment at the lesser of: (a) $1.25 on a post-split basis or (b) a 37.5% discount to the 10 day trailing closing price of the Company's common stock at the time of each payment. As part of the consideration for the SPA, GCCC has the right to elect one Board Member and agreed to retain Catherine Thompson and Michael Avatar on the Board of Directors and as consultants through the next fiscal year, ending December 31, 2007. Currently, GCCC has not elected a Board Member as its representative on Matrixx’s Board of Directors. At September 14, 2004, the Company had an aggregate of 305,108 shares of common stock outstanding on a fully-diluted basis, post-split. Based on the price of the Company's common stock at that date, GCCC would own and control approximately 56.73% of the Company's fully-diluted common stock and 56.73% of the Company's outstanding common stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of July 18, 2006, the Company received the full amount of $500,000 owed by GCCC pursuant to the terms of the SPA.

The Company issued an aggregate of 12,715,021 shares of Common Stock, restricted under Rule 144 of the Securities Act, on September 18, 2006 to complete the terms of the SPA. The shares were issued subject to Section 4 (2) of the Securities Act of 1933. GCCC is an accredited investor that has represented to the Company that it is acquiring the securities for investment, and not with a view towards distribution.

For the quarter ended September 30, 2006, $1,044,516 of expense related to the issuance of an aggregate of 27,822,292 shares of Common Stock was paid to 10 consultants, including Ms. Thompson whom was issued shares for services rendered while acting in her capacity as an officer of Matrixx, in lieu of cash compensation for various services including mining operations and budget preparation for drill test programs; oil and gas operations including but not limited to reviews and interpretations of drilling AFE’s, daily drilling progress, and assessments and interpretations of 3D Seismic data. Additional services include locating and reviewing further acquisition candidates. The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

In addition, $232,268 of expense was related to the issuance of 14,861,127 shares of Common Stock , for prepaid consulting expenses of the kind described above. On September 30, 2006, the Company had no cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. All shares are subject to piggy-back registration rights.The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

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

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
---------	----------
10.1	Kuma Loan Agreement

10.2	Sandy Point

31.01	Certification Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(c)

32.01	Certification Pursuant to Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: November 20, 2006

MATRIXX RESOURCE HOLDINGS, INC.

/s/ Catherine Thompson
---------------------------
Catherine Thompson
Interim Chief Executive Officer and
Chief Financial Officer