Form 10QSB
period 2006-12-31
MATRIXX RESOURCE HOLDINGS, INC.
filed 2007-02-20
CIK 30966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended December 31, 2006

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of February 13, 2007 was 216,902,568

Transitional Small Business Disclosure Format (Check one):    Yes __ No    _X_

MATRIXX RESOURCE HOLDINGS, INC.

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(a)	Financial Statements	Page
---
	Balance Sheets as of June 30 and December 31, 2006, (Unaudited)	F-1

	Statements of Operations (Unaudited) For the Three and Six Months Ended December 31, 2005 and 2006, and from Inception (July 1, 2001) to December 31, 2006	F-3

Statements of Cash Flows (Unaudited) For the Six Months Ended December 31, 2005 and 2006, and from Inception (July 1, 2001) to December 31, 2006	F-4

Notes to Financial Statements	F-6

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,587	$72
Prepaid expenses	12,500	12,500
Stock subscription receivable	-	146,190
Other assets	967	450
Deferred cost of acquisition, net	-	1,292,000

Total Current Assets	17,054	1,451,212

Mineral Properties	397,000	-

Oil and Natural Gas Properties, full cost accounting method
Proved property, net of amortization	246,343

Oil and Natural Gas Properties, full cost accounting method
Unproved property, not currently amortized	1,492,350	-

TOTAL ASSETS	$2,152,747	$1,451,212

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$526,516	$384,420
Accrued liabilities - related parties	75,892	75,384
Note payable with accrued interest - IICG	172,800	172,800
Current portion of Note payable with accrued interest - Overseas	33,026	56,842
Short-term Loan with accrued interest - M. Avatar	15,208	14,200

Total Current Liabilities	823,442	703,646

LONG TERM LIABILITIES
Note payable with accrued interest - Overseas	80,764	78,713
Loan - Kuma Capital	516,392	-

Total Long Term Liabilities	597,156	78,713

TOTAL LIABILITIES	1,420,598	782,359

The accompanying notes are an integral part of these financial statements.

F1

Matrixx Resource Holdings, Inc.
(A Development Stage Company) Balance Sheets

Continued from F-1
	December 31,	June 30,
	2006	2006
	(Unaudited)
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A Preferred stock, nil and 100 shares, respectively, issued and outstanding	-	-
Series B Preferred stock, nil and 100 shares, respectively, issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 authorized
199,944,235 and 128,278,678 shares issued and outstanding, respectively	199,945	128,279
Additional paid-in capital	19,896,665	21,575,933
Prepaid expenses - expenses prepaid with common stock	(51,488)	(313,268)
Escrowed shares	-	(3,400,000)
Treasury stock, 1,620 shares	(810)	(810)
Accumulated deficit in the development stage	(19,312,163)	(17,321,281)

Total Stockholders' Equity	732,149	668,853

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,152,747	$1,451,212

The accompanying notes are an integral part of these financial statements.
F-2

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Statements of Operations

					From Inception
					(July 1, 2001)
	For the Three Months Ended		For the Six Months Ended		to
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil and Gas Revenues	$3,846	$-	$3,846	$-	$3,846

General and administrative expenses	818,011	752,563	1,976,664	1,433,718	$18,602,093

Production Expenses	352	-	352	-	352

Depreciation, Depletion, & Amortization	222	-	222	-	222

Loss from continuing operations	(814,738)	(752,563)	(1,973,392)	(1,433,718)	(18,598,821)

Other income and expenses

Gain from extinguishment of debt	-	-	-	-	110,468

Gain from settlement of lawsuit	-	-	-	-	90,415

Impairment of asset in deferred cost of acquisition	-	-	-	-	(600,000)

Interest expense	(12,018)	(1,896)	(17,490)	(1,896)	(41,200)

Net Loss from continuing operations after other income and expenses	(826,757)	(754,459)	(1,990,882)	(1,435,614)	(19,039,138)

Discontinued operations

Loss on disposal of Visual Interviews, Inc.,
less applicable income taxes	-	-	-	-	(73,025)
	(826,757)	(754,459)	(1,990,882)	(1,435,614)	(19,112,163)

Provision for loss on related parties notes receivable	-	-	-	-	(200,000)

Net loss	$(826,757)	$(754,459)	$(1,990,882)	$(1,435,614)	$(19,312,163)

Basic weighted average number of
common shares outstanding	198,490,467	48,969,643	172,348,766	40,557,484

Net loss per common share
Basic	$(0.00)	$(0.02)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these financial statements.
F-3

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Statements of Cashflows

			From Inception
			(July 1, 2001)
	For the Six Months Ended		to
	December 31,		December 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,990,882)	$(1,435,614)	$(19,312,163)
Adjustments to reconcile net loss to net provided by
operating activities
Non-cash adjustments:
Effect of Merger	-	-	(27,717)
Provision for loss on receivable received in merger	-	-	200,000
Issuance of stock for services	1,371,992	1,277,750	11,666,325
Gain from extinguishment of debt	-	-	(110,468)
Gain from settlement of lawsuit	-	-	(90,415)
Issuance of stock for Accrued liabilities - related parties	-	-	175,034
Issuance of stock for Note payable with accrued interest	-	-	42,371
Issuance of stock for Subscription receivable	420,405	-	433,589
Issuance of stock for Cost of Inducement	-	-	5,515,613
Impairment of Hazard Property	-	-	600,000
Changes in:
Other Assets	(516)	-	(968)
Prepaid expenses	261,780	92,815	16,012
Deferred cost of acquisition	-	(212,000)	-
Accounts payable and accrued liabilities	(180,104)	(6,724)	208,209
Accrued liabilities - related parties	508	1,502	103,359
Accrued interest	17,490	1,896	33,654

NET CASH USED BY OPERATING ACTIVITIES	(99,325)	(280,374)	(547,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in advance of acquisitions	95,000	-	(67,000)
Investments in Mineral Properties	-	-	-
Investments in Oil & Natural Gas Properties, Proven, net of DD&A	(216,343)	-	(216,343)
Investments in Oil & Natural Gas Properties, Unproven	(400,149)	-	(400,149)

NET CASH USED BY INVESTING ACTIVITIES	(521,493)	-	(683,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	2,741	-
Payment received on subscription receivable	146,190	135,095	579,102
Offering costs	-	-	(3,102)
Proceeds from Notes payable	503,143	142,500	714,868
Payments on Notes payable	(25,000)	-	(181,225)
Proceeds from sale of common stock	-	-	125,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	624,333	280,336	1,234,643

NET CHANGE IN CASH	3,515	(38)	3,587

CASH, beginning of period	72	38	-

CASH, end of period	$3,587	$-	$3,587

Continued on F-4

The accompanying notes are an integral part of these financial statements.
F-4

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Statements of Cashflows

Continued from F-4

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
ACTIVITIES:

	For the Six Months Ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)

Issuance of common stock for services	$1,320,504	$1,187,065

Issuance of common stock for prepaid services	$51,488	$90,685

Issuance of common stock for subscription receivable	$420,405	$-

Escrowed shares returned pursuant to GCCC Agreement	$3,400,000

Escrowed shares used for deferred acquisition cost	$-	$800,000

The accompanying notes are an integral part of these financial statements.
F-5

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

The Company has focused efforts on identifying and evaluating business opportunities for acquisition or merger to provide long-term growth for its shareholders and to meet its objective of attaining a listing on a national exchange. The Company’s strategy is to target acquisition and investment opportunities in the oil and gas and natural resource exploration industries. The Company’s entry into the oil and gas and natural resource exploration business began on July 14, 2006, with the final approval and closing of the Company’s purchase of a 98% interest in the Hazard Lake Property, a 355-hectare gold mining property in the Red Lake District in Ontario, Canada and its purchase of a five percent interest in the Clovelly Prospect, an oil and gas property in the Lafourche Parish, Louisiana.

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

There can be no assurance that the above acquisitions will be successful or that additional acquisitions or investments will be available to the Company at terms acceptable to the Company. Further, the exploration of oil and gas and natural resources is a highly risky endeavor and there can be no assurance that any of the Company’s investments will prove to be successful or profitable.

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

In the opinion of management, the unaudited interim financial statements for the three and six months ended December 31, 2006, are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and six months ended December 31, 2006 are not necessarily indicative of the results of operations for the full year ending June 30, 2007. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Financial Statements
----------------------------------------------------------------------------

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, actual results may differ from those estimates.

Oil and Natural Gas Properties
--------------------------------------------

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals, are capitalized. All general corporate costs are expensed as incurred.

Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis. Unevaluated oil and gas properties are to be assessed at least annually for impairment either individually or on an aggregate basis. The net capitalized costs of oil and gas properties (full cost ceiling limitation) are not to exceed the sum of the related estimated future net revenues from proved reserves discounted at 10%, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, and the cost of unevaluated and unproved properties not being amortized, if any, net of tax considerations. These properties are included in the amortization pool immediately upon the determination that the well is dry. Unproved properties consist of lease acquisition costs and costs on well currently being drilled on the properties. The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

The Company’s entry into the oil and gas and natural resource exploration business began on July 14, 2006. As of December 31, 2006, the Company has recognized amortization expense of $222.

Revenue Recognition and Gas Balancing
--------------------------------------------------------

We recognize oil and gas revenues from our interests in producing wells as oil and gas is produced and sold from these wells. We use the sales method of accounting for gas balancing of gas production and would

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued from F-7)

Revenue Recognition and Gas Balancing
----------------------------------------------------

recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of December 31, 2006, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.

4. MINERAL PROPERTIES

Hazard Lake Property. On October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement called for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000. (See Note 9. Note Payable - Overseas). The Company has also issued 2,000,000 shares of Common Stock to Overseas. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement.

The Hazard Agreement valued the shares at $200,000, or $0.10 per share, based on the current market price on the date of the Hazard Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company was initially required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of $800,000, thus making the total purchase price to Matrixx $997,000. As a result of the Company’s recently focused attention on acquiring oil and gas properties, it was determined that value of the Hazard Lake Property in deferred acquisition cost was impaired. At June 30, 2006, the Company recognized a $600,000 impairment in the value of the Hazard Property. The remaining balance of $397,000 was transferred from Deferred Cost of Acquisition to Mineral Properties on July 14, 2006, the date of final approval and closing of the transaction. No additional investments or expenses have been incurred for the Hazard Property during the quarter ended December 31, 2006.

5. OIL & NATURAL GAS PROPERTIES

As described in Note 3 above, the Company utilizes the full cost accounting method for its oil and natural gas properties. As of December 31, 2006, the Company has acquired interests in several prospects. Below is a summary of proven and unproven wells at December 31, 2006.

Proven Wells	Capitalized Costs

Buck Snag - Schiurring #1 well	$246,565
Less: Amortization	(222)
Total, Proven wells, net of amortization	$246,343

Buck Snag Field - Schiurring #1 well. On August 28, 2006, the Company entered into an Acquisition and

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

5. OIL & NATURAL GAS PROPERTIES (Continued from F-8)

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

The Company has paid $103,011 toward drilling and completion costs for the Schiurring #1 well. At December 31, 2006, the Company owes a balance of $16,054 for cost overages in completing the well. This amount is included in accruals payable and accrued liabilities at December 31, 2006. Additionally, the Company has received initial revenues from Schiurring #1 in the amount of $3,494. Due to mechanical problems encountered, it is anticipated that additional costs will be required to continue production at this well.

Unproven Wells	Capitalized Costs

Buck Snag - Schiurring #2 well	$141,253
Clovelly - Allain - LeBreton #2 well	1,095,168
Manvel - Miocene well	63,000
Manvel - Oakville well	112,500
Sandy Point - Fite #3 well	80,429
Total, Unproven wells	$1,492,350

Buck Snag Field - Schiurring #2 well. Drilling of the Schiurring # 2 well at the Buck Snag prospect initiated on November 30, 2006. The well was drilled to a total depth of 4,406 feet and completed on December 18, 2006. As of December 31, 2006, the Company has paid an aggregate of $141,253 for drilling and completion costs representing its proportionate share of all cash calls for drilling and completion on the Schiurring #2 well. The Company owns a 42.5% working interest in the Buck Snag Field.

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

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

5. OIL & NATURAL GAS PROPERTIES (Continued from F-9)

Drilling of the Allain-LeBreton No. 2 well on the Clovelly Prospect commenced on June 19, 2006. Cash calls for drilling and other direct costs have been made for an aggregate of $277,595. At December 31, 2006, the Company owes $102,718, which is included in accruals payable and accrued liabilities.

Manvel Prospect - Miocene well. On October 5, 2006, the Company finalized an Acquisition and Participation Agreement with Texhoma for the acquisition of a majority working interest in two wells (“Miocene well” and the ”Oakville well”, collectively the “Manvel properties”) located in Brazoria County, Texas (the “Manvel Agreement”). Pursuant to the terms of the Manvel Agreement, the Company shall receive a 55% working interest in the Manvel 2,000 ft. Miocene Exploration prospect (“Miocene well”) for $20,000. Subsequently, on November 16, 2006, the Company conveyed 10% of its working interest in the Miocene well valued at $2,000 as a partial payment towards the acquisition of a 10% participation in the Sandy Point Prospect.

As of December 31, 2006, the Company has paid the $18,000 for its 45% participation in the Miocene well and $45,000 for its proportionate share of the cash calls for drilling.

Manvel Prospect - Oakville well. Pursuant to the terms of the Manvel Agreement, the Company received a 55% working interest in the Manvel 4,500 ft. Oakville Development well (“Oakville well”) for $40,000. Subsequently, on November 16, 2006, the Company conveyed 10% of its working interest in the Oakville well, valued at $4,000, as a partial payment towards the acquisition of a 10% participation in the Sandy Point Prospect.

As of December 31, 2006, the Company has paid the $36,000 for its 45% participation in the Oakville well. The Company owes a balance of $76,500 for its proportionate share of the cash calls for drilling. This amount is included in the accruals payable and accrued liabilities at December 31, 2006.

Sandy Point Prospect - Fite #3. On November 16, 2006, the Company finalized the terms of agreement with Texhoma and Sunray to acquire a 10% working interest in the Sandy Point Prospect for an aggregate amount of $35,928. The participation fee is to be paid through a conveyance of 15% of the Company’s participation in Buck Snag, valued at $22,500; 10% participation in the Manvel properties valued at $6,000; and $7,428 in cash.

As of December 31, 2006, the Company owes the cash balance of $7,428 for its 10% participation and a balance of $44,500 for its proportionate share of the cash calls for drilling. The aggregate amount of $51,928 is included in the accruals payable and accrued liabilities at December 31, 2006.

6. RELATED PARTY PAYABLES

As of December 31, 2006, the Company owes a total of $75,892 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $5,000 owed to Isaac Simmons and Kathyrn A. Christmann, parents of Catherine Thompson, the Company's Chief Financial Officer, following a partial repayment of $5,000 on July 7, 2006. The amount of $10,000 was owed as a reimbursement for legal fees paid on behalf of the Company.  Additionally, the Company agreed to reimburse Ms. Thompson for out of pocket expenses incurred on behalf of the Company. Currently, the Company owes an aggregate of $70,892 for such expenses.

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

The rescission agreement with IICG requires the Company to clear certain outstanding balances and reimburse certain expenses of IICG incurred in connection with the acquisition. This obligation is evidenced by a Convertible Promissory Note in the principal amount of $160,000 (the "Note”). The Company believes that there is a sufficient basis on which to dispute the amounts of principal and interest of the Note. As such, the Company accrued interest through the maturity date, May 26, 2005, in the amount of $12,800; no amounts for interest have been accrued beyond that date. As of the date of this filing the Company has not converted the Note and IICG has not requested a conversion.

8. SHORT-TERM LOAN - M. AVATAR (Related Party)

On November 23, 2005, the Company executed a short-term Loan Agreement (“Loan”) with Michael Avatar, a Director of the Company, for $12,500. The Loan was payable on or before February 21, 2006, and bears interest of 16% per annum. There is a late payment penalty of $500 if the principal and interest are not paid by the due date. As of December 31, 2006, the Company has not paid any amounts owing on the loan. The balance due including principal, interest and penalty is $ 15,208.

9. NOTE PAYABLE - OVERSEAS

On October 10, 2005, the Company executed the Hazard Agreement with Overseas for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. Pursuant to the terms of the Hazard Agreement the Company executed a note payable (“Note”) for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. The Note bears interest at 6% per annum. As the transaction had yet to be fully executed, Overseas extended the March 15, 2006 payment date to coincide with the closing of the acquisition. The installment for March 15, 2006 of $25,000 was paid on July 14, 2006. The current portion of the note with accrued interest is $33,026, and is included in current liabilities; the balance of $80,764 is included in long-term liabilities.

10. LOAN AGREEMENT - KUMA

On August 1, 2006, the Company executed a Loan Agreement (“Kuma Loan”) with Kuma Holdings LTD, a Canadian corporation (“Kuma”). Pursuant to the terms of the Kuma Loan, the Company may borrow up to $500,000 to pay for acquisitions, cash calls, payables and public company expenses. (See Note 13. Subsequent Events). The Kuma Loan matures in 30 months, on January 31, 2009, and bears interest at 10% per annum payable at maturity. As an incentive for the Kuma Loan, Kuma will receive a $50,000 bonus payable in restricted common stock and to be issued upon receipt of the aggregate $500,000 in principal.
All shares will be issued as restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

10. LOAN AGREEMENT - KUMA (Continued from F-11)

As of December 31, 2006, the Company has received $503,143 in funding from the Kuma Loan, including the aggregate amount of $27,021 from July which was loaned in advance based on the agreement in principal as discussed and agreed to by Matrixx and Kuma. Aggregate principal and interest owing on the Kuma Loan at December 31, 2006, is $516,392.  The shares have not yet been issued. (See Note 13. Subsequent Events).

11. CONVERTIBLE PREFERRED STOCK

The Company entered into an Agreement and Plan of Reorganization ("GCCC Agreement") with GCCC which was to facilitate the Company's acquisition plan. The GCCC Agreement provided that the Company would acquire from GCCC certain property and businesses and in consideration, GCCC would receive 12,500,000 shares of  the Company’s Common Stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and the Company. GCCC was to have two years to meet all of the obligations under the GCCC Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC would be required to forfeit the pro-rata balance of the 12,500,000 shares of Common Stock issued by the Company. Additionally, GCCC was issued 100 shares of non-revocable, Series A Convertible Preferred Stock and 100 shares of non-revocable, Series B Convertible Preferred Stock.

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

As of the date of this filing, the two-year time period has elapsed. Pursuant to the GCCC Agreement, 4,000,000 shares were delivered from GCCC for the purchases of the Hazard Lake Property and the Clovelly Prospect. The remaining 8,500,000 shares have been received by the Company and cancelled by the transfer agent (See Note 12. Escrowed Shares).

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

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

12. ESCROWED SHARES

At December 31, 2006 there was no balance in escrowed shares.  In accordance with the GCCC Agreement, the Company issued 12,500,000 shares of Common Stock in the name of GCCC for the purposes of acquiring businesses and assets as identified by GCCC and the Company. GCCC had two years to meet all of the obligations under the GCCC Agreement, however, only 4,000,000 of the shares were utilized for acquisitions during this time period. On October 3, 2005, GCCC utilized 2,000,000 shares valued in the aggregate at $800,000 for the acquisition of a 98% interest in the Hazard Lake Property.

In addition, GCCC utilized another 2,000,000 shares for the execution of the purchase of the Clovelly Prospect as required in the Letter Agreement with Sterling. The shares were issued on January 30, 2006, from GCCC, to be registered at a later date, leaving the balance of shares in escrow at 8,500,000 valued in aggregate at $3,400,000.

The shares were not utilized for additional acquisitions within the two-year time period allowed pursuant the GCCC Agreement. GCCC has returned the 8,500,000 escrowed shares to the Company, and those shares have been cancelled. The shares were valued at $0.40 per share based upon the price at issuance for an aggregate value of $3,400,000. Consequently, the Company’s balances in Common Stock and Additional-Paid-In Capital have been reduced by $8,500 and $3,391,500, respectively, at December 31, 2006.

15. SUBSEQUENT EVENTS

In the period from December 31, 2006 to February 13, 2007, the Company issued an aggregate of 16,958,333 shares of Common Stock to five consultants, including Catherine Thompson, for management and marketing consulting services.

On January 3, 2007, the Kuma Loan was modified to increase the amount of funding available to the Company to $750,000 for additional consideration of $25,000, payable in restricted Common Stock.

As of February 20, 2007, the Company owes principal and accrued interest of $584,405 on the Kuma Loan.

On January 9, 2007, the Company borrowed a $17,150 on a short term loan from Cross Creek Consulting to pay for the balance due on the Buck Snag - Schiurring #2 completion costs. In consideration for the loan, Cross Creek charged the Company a fee of $2,850 for a total repayment amount of $20,000. As of February 20, 2007, the Company has repaid to Cross Creek the full amount of $20,000.

As of February 20, 2007, the Company has paid an additional amount of $48,000 to Sunray, the operator of the Buck Snag and Sandy Point prospects, to reduce balances currently owed.

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

As of July 18, 2006, GCCC completed its obligation to deliver an aggregate of $500,000 in financing to the Company. The Company effected a 1 for 500 reverse stock split to all shareholders of record as of October 15, 2004. The reverse stock split was designed to facilitate the Company’s acquisition strategy.

In December 2004, the Company entered into an Agreement and Plan of Reorganization (the "GCCC Agreement") with GCCC. The GCCC Agreement provided that the Company would acquire from GCCC certain property and businesses to be located by GCCC and in consideration, GCCC would receive 12,500,000 shares of the Company's Common Stock which was to be used for the purposes of acquiring other businesses and assets as identified by GCCC and the Company. GCCC had two years to meet all of the obligations under the GCCC Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC would have been required to forfeit the pro-rata balance of the 12,500,000 shares. As of the date of this filing, the two year time period has lapsed and only 4,000,000 of the 12,500,000 shares were utilized for acquisitions. GCCC has returned the remaining 8,500,000 shares to the Company, and those shares have been cancelled.

The GCCC Agreement also required the Company to issue to GCCC 100 shares of the Company’s Series A Convertible Preferred Stock and 100 shares of Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Matrixx's Common Stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of Common Stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into Common Stock.

The Company’s current strategy is to target acquisition and investment opportunities in the oil and gas and natural resource exploration industries. The Company is developing a program for investments in the oil and gas industry which will allow the Company to grow responsibly by contributing to assets with diversification to help mitigate the industry-associated risk. The Company’s philosophy is to take small interests in relatively low risk opportunities. However, the Company may elect to accept a larger interest when the cost / benefit or cost/risk ratio is perceived to be very low. Management is not experienced in this industry and as such relies upon consultants and partners to bring proposals and to assist with investment decisions. The Company attempts to minimize risk by working with experienced and reputable partners and operators, considering factors such as success rates, experience with certain types of wells, and the cash flow sources of the Company’s partners . The Company must also evaluate deal structure for fit with the current portfolio demands and its ability to raise financing. Lastly, the Company also analyzes property specific details such as the type of well, the target depth to be drilled, the field location and proximity of other wells, and if reserves or fields are proven.

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

The Hazard Lake Property lies within the Archean Birch-Uchi Greenstone Belt of the western Uchi Subprovince of NW Ontario, in an area known as the Red Lake Mining District. The property consists of three unpatented claims, all of which are in good standing, with an aggregate area of approximately 355 hectares. The Company and GCCC have reviewed a proposal for an exploration program; however, the Company’s recent focus in the oil and gas sector is expected to take precedence for the near term.

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

Drilling of the PUD well will likely occur prior to, or concurrently with, the drilling of the twin well and is expected to assist in offsetting cash outlays required for the new well. It is anticipated that this drilling will occur in the late first calendar quarter of 2007.

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

The Buck Snag Prospect covers approximately 280 acres of land in Colorado County, Texas. The Schiurring #1 well on Buck Snag commenced drilling on August 11, 2006 at approximately 500 feet north of the Windsor #2 Schiurring well. On August 18, 2006, the target depth of 4,400 feet was reached. The Schiurring #1 well was completed in the 2,030 foot sand and placed into production on August 24, 2006. Initial flow rate commenced at 120 thousand cubic feet ("MCF") of gas per day, and after the water cleanup, well production was expected to increase to 300 MCF of gas per day. Subsequently, the Schiurring #1 well developed mechanical problems allowing excess water into the well and rendering it difficult to maintain production. The Company has received initial revenues from the production of natural gas at Schiurring #1, however, it is anticipated that additional costs will be required to continue production for this well.

The Company, its partners and the operator commenced drilling on the Schiurring #2 well on the Buck Snag Prospect on November 30, 2006. The well reached a total depth of 4,406 feet and logged apparent gas pays in three reservoirs: i) the "3,800 ft-sand" appears productive from 3,812 ft to 3,827 ft. ii) the "3,500 ft-sand" appears productive from 3,525 ft to 3,530 ft. and iii) the "2,000 ft-sand" appears productive from 2,035 ft to 2,040 ft . The Schiurring #2 well was completed on December 8, 2006. The well was perforated from 3812 to 3815 feet and has been producing at test rates ranging from 200 to 250 mcfd. Upon completion of all gas sales from the 3,800 foot sand, the operator anticipates perforating and producing from the 3,500 foot sand and the 2,000 foot sand.

Manvel Prospects. On October 5, 2006, the Company finalized an Acquisition and Participation Agreement with Texhoma for the acquisition of a majority working interest in two wells located in

Brazoria County, Texas (the “Manvel Agreement”). Pursuant to the terms of the Manvel Agreement, the Company received a 55% working interest in the Manvel 2,000 ft. Miocene Exploration prospect (“Miocene Prospect”) for $20,000 and a 55% working interest in the Manvel 4,500 ft. Oakville Development well (“Oakville Prospect”) for $40,000, (collectively, “Manvel Prospects”).

The Company’s working interest in the leases is subject to an existing overriding 25% royalty interest. Pursuant to the terms of the Manvel Agreement, Texhoma has the right to back-in for a 12.5% working interest after payout of the investment to the Company for each well. Payout is defined as the receipt by the Company of the equivalent of the purchase price and the investment out of revenue distribution from the Operator, Sunray. Per the Manvel Agreement, Sunray is also entitled to a 12.5% working interest, proportionately reduced at payout for each well. Both back-in working interest percentages to Texhoma and to Sunray are already factored into the Company’s 55% working interest percentage for both leases. Subsequently the Company has agreed to convey 10% of its participation in the Manvel properties as partial payment for a 10% participation in the Sandy Point Prospect (see below). Thus, the Company’s working interest in the Manvel properties is 45%.

Sandy Point Prospect. On November 16, 2006, the Company finalized the terms of an agreement with Texhoma and Sunray to acquire a 10% working interest in the Sandy Point Prospect for an aggregate amount of $35,928.57. The participation fee is to be paid through a conveyance of 15% of the Company’s participation in Buck Snag valued at $22,500; 10% participation in the Manvel properties valued at $6,000; and $7,428.57 in cash. The Company’s initial participation in Buck Snag was 57.5%, which was decreased to 42.5% as described above. Additionally, the Company’s initial 55% participation in each of the Manvel Prospects has been decreased to 45%. The remaining terms of the Buck Snag and Manvel Agreements were not altered. The Sandy Point Prospect covers 196 acres of land in Brazoria County, Texas.  The Fite No. 3 well will be drilled to the Frio formation to a depth of 6,700 to 7,000 feet, where Sunray, the operator for the well, expects to gain approximately 20 feet of structure to an existing producing well known as the Fite No. 1. The operator is nearing its completion of the quarter mile board road to facilitate the transportation of equipment and personnel to the Fite #3 site. Due to inclement weather, progress has been slower than expected. Upon completion, the rig would be moved on site and drilling will commence immediately thereafter.

RESULTS OF OPERATIONS

The Three and Six Months Ended December 31, 2006 Compared To The Three and Six Months Ended December 31, 2005

Revenues. The Company received $3,494 in revenue from its interests in oil and gas properties during the three and six month periods ended December 31, 2006. The Company did not generate any revenue in the corresponding periods ended December 31, 2005. The Company’s entry into the oil and gas and natural resource exploration business began on July 14, 2006. Previously, the Company's focus had been on the evaluation and selection of existing businesses to effect a merger or acquisition. The Company has been in the development stage since July 2001.

General and Administrative Expenses. The Company incurred $818,011 and $1,976,664 in general and administrative expenses for the respective three and six months ended December 31, 2006, compared to $752,563 and $1,433,718 for the respective three and six months ended December 31, 2005. The increases in 2006 were due primarily to expenses incurred to support and to facilitate the growth of Matrixx, as explained below.

Included in general and administrative expense for the three months ended December 31, 2006 was $598,916 of expense related to the issuance of an aggregate of 35,255,571 shares of Common Stock to consultants in lieu of cash compensation. In addition, $177,668 of expense was related to the issuance of an aggregate of 7,046,555 shares of Common Stock, for prepaid consulting expenses. Included in general and administrative expense for the six months ended December 31, 2006 was $1,643,432 of expense related to the issuance of an aggregate of 63,077,863 shares of Common Stock to consultants in lieu of cash compensation. In addition, $409,936 of expense was related to the issuance of an aggregate of 21,907,682 shares of Common Stock, for prepaid consulting expenses. At December 31, 2006, the Company had minimal cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered.

Production Expenses. The Company incurred $352 in production expenses for the three and six months ended December 31, 2006. The production expenses included transportation, marketing and severance taxes associated with the production of oil and gas revenues. There were no production expenses for the corresponding three and six month periods in 2005.

Depreciation, Depletion, & Amortization (“D D & A”). The Company recognized $222 in D D & A expense in the three and six months ended December 31, 2006, and no D D& A expense in the three and six months ended December 31, 2005. The expense recognized during the three and six months ended December 31, 2006 represents amortization on evaluated oil and gas properties and is computed on the units of production method based on all proved reserves.

Interest Expense. The Company recognized $12,018 and $17,490 for the respective three and six months in interest expense in the quarter ended December 31, 2006, and $1,896 in interest expense in the three and six months ended December 31, 2005. The higher expense realized during the three and six month periods ended December 31, 2006 represents interest on borrowings to assist the Company with its acquisition strategy.

Net Loss. As a result of the foregoing factors, the Company's net loss increased to $826,757 for the three months ended December 31, 2006, compared to a net loss of $754,459 for the three months ended December 31, 2005. The net loss per share was negligible for the three months ended December 31, 2006, compared to a net loss per share of $0.02 for the three months ended December 31, 2005. The Company’s net loss increased to $1,990,882 for the six months ended December 31, 2006, compared to a net loss of $1,435,614 for the six months ended December 31, 2005. The net loss per share was $0.00 for the six-month period ended December 31, 2006, compared to a net loss per share of $0.04 for the six-month period ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an immediate need for capital. At December 31, 2006, the Company had only $3,587 in cash or cash equivalents.  The Company’s operating activities used $99,325 in net cash during the six months ended December 31, 2006, compared with $280,374 in net cash used by operating activities during the six months ended December 30, 2005. The cash provided by operating activities during the six months ended December 31, 2006 was primarily due to non-cash gains of $1,371,992 reflecting the issuance of stock for services and prepaid services and $420,405 for the issuance of stock on a subscription receivable. Other gains contributing to net cash used by operating activities included a $261,780 decrease in prepaid expenses, an increase in accrued liabilities - related parties of $508 and an increase in accrued interest of $17,490. These gains were offset by an increase in other assets of $516 and a decrease in accounts payable and accrued liabilities of $180,104. The cash used by operating activities during the six months ended December 31, 2005 included non-cash gains of $1,277,750 reflecting the issuance of stock for services and prepaid services offset by other changes affecting net cash used by operating activities at December 31, 2005. These other changes included a decrease in prepaid expenses of $92,815, an increase of $1,502 in accrued liabilities - related parties, and an increase in accrued interest of $1,896, offset by an increase in deferred cost of acquisition of $212,000 and a decrease in accounts payable and accrued liabilities of $6,724.

The Company utilized $521,493 in cash for investing activities during the six months ended December 31, 2006. The Company invested $216,343 in proven oil and gas properties, net of D D &A, and $400,149 in unproven oil and gas properties during the six months ended December 31, 2006 offset by a decrease in cash paid in advance of acquisitions of $95,000. There were no investing activities in the six months ended December 31, 2005. Financing activities provided $624,333 of cash during the six months ended December 31, 2006, consisting primarily of $503,143 in proceeds from notes payable and $146,190 in proceeds from the subscription receivable to GCCC, offset by $25,000 paid on notes payable. During the six months ended December 31, 2005, financing activities provided $280,336 of cash consisting primarily of $135,095 in proceeds from the subscription receivable to GCCC, $142,500 in proceeds from notes payable and a bank overdraft of $2,741.

The Company has received minimal revenues to date from to its recent investments in oil and gas properties, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred net losses of $826,757 and $1,990,882 for the three and six months ended December 31, 2006. Since inception, the Company has incurred a net loss of $19,312,163. Primarily as a result of these recurring losses, Matrixx's independent certified public accountants modified their report on the June 30, 2006 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

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

On November 15, 2005, the Company executed the Letter Agreement with Sterling to purchase a 5% minority interest in an oil prospect property known as the Clovelly Prospect (“Clovelly”). The Letter Agreement called for an aggregate purchase price of $115,000, of which $15,000 has been prepaid in cash and the balance of $100,000 was paid with the issuance of 2,000,000 shares of registered Common Stock also delivered from the shares issued to GCCC. The shares were issued on January 30, 2006 from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement, leaving the balance of shares in escrow at 8,500,000. The Letter Agreement valued the shares at $100,000, or $0.05 per share, based on the current market price of the Company’s Common Stock on the date of the Letter Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore the Company is required to value the 2,000,000 shares transferred to Sterling at $0.40 per share for an aggregate value of $800,000. It is possible that in the future the Company will be required to recognize an impairment in the value of its interest in the Clovelly investment. As of December 31, 2006, the Company has paid $177,450 in development costs for the first well, the #2 Allain-LeBreton well, drilled at Clovelly with a balance owing of $102,718.

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
Pursuant to the terms of the Kuma Loan, the Company may borrow up to $500,000 to pay for acquisitions, cash calls, payables and public company expenses. The Kuma Loan matures in 30 months, on January 31, 2009, and bears interest at 10% per annum payable at maturity. As an incentive for the Kuma Loan, Kuma will receive a 10% bonus payable in restricted Common Stock, to be issued upon receipt of the $500,000 aggregate principal. All shares of Common Stock will be issued to Kuma as restricted stock within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption. As of the date of this filing, the Kuma Loan has been modified to increase the amount of funding available to the Company to $750,000.

As of December 31, 2006, the Company has received $503,143 in funding from the Kuma Loan, including the aggregate amount of $27,021 from July which was loaned in advance based on the agreement in principal as discussed and agreed to by Matrixx and Kuma. Aggregate principal and interest owing on the Kuma Loan at December 31, 2006, is $516,392. The shares have not yet been issued.

On August 28, 2006, the Company entered into the Buck Snag Agreement for the acquisition of a 42.5% working interest in the Buck Snag Field (“Buck Snag”) from Texahoma. The Company paid

$150,000 to Texhoma for an initial 57.5% participation in Buck Snag but subsequently, the Company has agreed to convey 15% of its participation as partial payment for a 10% participation in the Sandy Point Prospect. As of September 30, 2006, the Company has paid the full purchase price of $150,000, plus an additional $68,750 for development of the Schiurring #1 well, with $34,761 still owing. As of December 31, 2006, the $34,761 has been paid; however there were overage costs on the completion of which the Company’s portion of $16,054 is still owing. On November 9, 2006, the Company received its first revenue payment from proceeds of the Schiurring #1 well in the amount of $3,494. The Company, the operator and partners initiated drilling the Schiurring #2 well on November 30, 2006. As of December 31, 2006, the Company has paid $79,727 in development costs and $61,527 in completion costs, representing the Company’s full 42.5% obligation for those costs on the Schiurring #2 well.

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

On November 16, 2006, the Company finalized the terms of Agreement with Texhoma and Sunray, for the acquisition of a 10% working interest in the Sandy Point Prospect.  The acquisition cost of $35,928 is to be paid through a conveyance of 15% of the Company’s participation in Buck Snag valued at $22,500; 10% participation in the Manvel properties valued at $6,000; and $7,428 in cash. As of the date of this filing, the Company owes $6,778 in cash for participation and $44,500 for the Company’s portion of estimated dry hole costs. Management believes that the Fite No. 3's close proximity to the currently producing Fite No. 1 well should provide for minimal completion costs.

RISKS AND UNCERTAINTIES

The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATING TO MATRIXX'S BUSINESS

MATRIXX NEEDS SIGNIFICANT ADDITIONAL CAPITAL. At December 31, 2006, the Company had minimal cash or cash equivalents and minimal income producing operations or assets. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's Common Stock. The Company received an aggregate of $500,810 and issued an aggregate of 18,543,373 shares of Common Stock GCCC, at an average price of $0.027 per share, pursuant to the terms of the SPA. No further payments are due to the Company under the SPA. The Company and GCCC are in discussions to renew the SPA; however, there can be no assurance that the Agreement will be renewed or that if renewed, that it will be under terms and conditions favorable to the Company. In the interim, the Company has executed the Kuma Loan with Kuma Holdings for up to $750,000 in financing. In addition, the Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.

MATRIXX HAS ONLY A LIMITED OPERATING HISTORY. The Company has only a limited operating history upon which can be based an evaluation of its prospects and only minimal experience in the oil and gas industry. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering into the highly speculative business of oil and gas exploration. There can be no assurance that the Company will be able to identify future oil and gas or other prospects for investment or that an investment will be consummated. Further, there can be no assurance that the investment in any given prospect will be successful or contribute revenue and income to the Company. To address these risks and uncertainties, the Company’s philosophy is to take small interests in relatively low risk opportunities. However, the Company may elect to accept a larger interest when the cost / benefit or cost/risk ratio is perceived to be very low. Management attempts to minimize risk by working with experienced and reputable partners and operators. Factors such as success rates, experience with certain types of wells, and the cash flow sources of the Company's partners are considered. The Company must also evaluate deal structure for fit with the current portfolio demands and its ability to raise financing. Lastly, the Company also analyzes property specific details such as the type of well, the target depth to be drilled, the field location and proximity of other wells, and if reserves or fields are proven. There can be no assurance that Matrixx will successfully evaluate or address these challenges.

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

RISKS RELATED TO THE OIL & GAS INDUSTRY

DRILLING ACTIVITIES MAY NOT PRODUCE COMMERCIALLY PRODUCTIVE RESERVOIRS. Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that it will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Any drilling operations undertaken by the Company may be curtailed, delayed or canceled as a result of a variety of factors, many of which would be beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Matrixx’s future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on the Company’s financial condition and results of operations.

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

In addition, the Company's stock is currently traded on the NASD O-T-C Bulletin Board and it is uncertain that it will be able to successfully apply for listing on the AMEX, the NASDAQ Global Market, or the NASDAQ Capital Market in the foreseeable future due to the trading price for the Common Stock, the Company's lack of working capital and its revenue history. Failure to list the Common Stock on the AMEX, or NASDAQ, will impair the liquidity of the Common Stock.

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

Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose his/her investment. The Company's Common Stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the Common Stock is listed on NASDAQ.

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

ITEM 3. CONTROLS AND PROCEDURES

On February 9, 2006, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Chief Financial Officer and acting Chief Executive Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Financial Officer and acting Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended December 31, 2006, $598,916 of expense related to the issuance of an aggregate of 35,255,571 shares of Common Stock was paid to eight consultants, including Ms.

Thompson, whom was issued shares for services rendered while acting in her capacity as an officer of Matrixx, in lieu of cash compensation for various services including oil and gas operations including but not limited to reviews and interpretations of drilling AFE’s, daily drilling progress, and assessments and interpretations of 3D Seismic data. Additional services include locating and reviewing further acquisition candidates and management consulting. The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

In addition, $177,668 of expense was related to the issuance of 7,046,555 shares of Common Stock, was issued to five consultants for prepaid consulting expenses of the kind described above. On December 31, 2006, the Company had minimal cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. All shares are subject to piggy-back registration rights. The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
---------	----------
10.3	Kuma Loan Agreement
31.01	Certification Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(c)

32.01	Certification Pursuant to Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: February 20, 2007

MATRIXX RESOURCE HOLDINGS, INC.

/s/ Catherine Thompson
---------------------------
Catherine Thompson
Interim Chief Executive Officer and
Chief Financial Officer