Form 10QSB
period 2007-03-31
MATRIXX RESOURCE HOLDINGS, INC.
filed 2007-05-21
CIK 30966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period endedMarch 31, 2007

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

Check whether the issuer: (1) filed all the reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of May 10, 2007 was 278,180,426.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MATRIXX RESOURCE HOLDINGS, INC.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$72
Accounts reeivable	-	-
Prepaid expenses	12,500	12,500
Stock subscription receivable	-	146,190
Other assets	967	450
Deferred cost of acquisition, net	-	1,292,000

Total Current Assets	13,467	1,451,212

Mineral Properties	397,000	-

Oil and Natural Gas Properties, full cost accounting method
Proved property, net of amortization	(222)	-

Oil and Natural Gas Properties, full cost accounting method
Unproved property, not currently amortized	1,619,792	-

TOTAL ASSETS	$2,030,037	$1,451,212

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	475	-
Accounts payable and accrued liabilities	$456,700	$384,420
Accrued liabilities - related parties	78,682	75,384
Note payable with accrued interest - IICG	172,800	172,800
Current portion of Note payable with accrued interest - Overseas	68,769	56,842
Short-term Loan with accrued interest - M. Avatar	15,701	14,200
Short-term Loan with financing fee-Cross Creek	7,500	-

Total Current Liabilities	800,627	703,646

LONG TERM LIABILITIES
Note payable with accrued interest - Overseas	46,574	78,713
Loan with accrued interest - Kuma Capital	607,697	-

Total Long Term Liabilities	654,271	78,713

TOTAL LIABILITIES	1,454,898	782,359

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A Preferred stock, 100 shares, issued and outstanding	-	-
Series B Preferred stock, 100 shares, issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 authorized 257,222,026 and 128,278,678 shares issued and outstanding, respectively	257,223	128,279
Additional paid-in capital	20,347,984	21,575,933
Prepaid expenses - expenses prepaid with common stock	(23,334)	(313,268)
Escrowed shares	-	(3,400,000)
Treasury stock, 1,620 shares	(810)	(810)
Accumulated deficit in the development stage	(20,005,924)	(17,321,281)

Total Stockholders' Equity (Deficit)	575,139	668,853

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	2,030,037	$1,451,212

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From Inception (July 1, 2001) to March 31,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil and Gas Revenues	$-	$-	$3,846	$-	$3,846

General and administrative expenses	558,911	509,635	2,535,575	1,943,352	$19,161,004

Production expenses	-	-	352	-	352

Depreciation, Depletion, & Amortization	-	-	222	-	222

Loss on abandonment of proven wells	119,065	-	119,065	-	119,065

Interest expense	15,785	2,916	33,275	4,813	56,985

Loss from continuing operations	(693,761)	(512,551)	(2,684,643)	(1,948,165)	(19,333,782)

Other income and expenses

Gain from extinguishment of debt	-	-	-	-	110,468

Gain from settlement of lawsuit	-	-	-	-	90,415

Impairment of asset in deferred cost of acquisition	-	-	-	-	(600,000)

Net Loss from continuing operations after other income and expenses	(693,761)	(512,551)	(2,684,643)	(1,948,165)	(19,732,899)

Discontinued operations

Loss on disposal of Visual Interviews, Inc., less applicable income taxes	-	-	-	-	(73,025)
	(693,761)	(512,551)	(2,684,643)	(1,948,165)	(19,805,924)

Provision for loss on related parties notes receivable	-	-	-	-	(200,000)

Net loss	$(693,761)	$(512,551)	$(2,684,643)	$(1,948,165)	$(20,005,924)

Basic weighted average number of common shares outstanding	190,586,500	56,660,888	222,872,534	45,751,751

Net loss per common share
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Statements of Cashflows

	For the Nine Months Ended March 31,		From Inception (July 1, 2001) to March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,684,643)	$(1,948,165)	$(20,005,924)
Adjustments to reconcile net loss to net provided by operating activities
Non-cash adjustments:
Effect of Merger	-	-	(27,717)
Provision for loss on receivable received in merger	-	-	200,000
Issuance of stock for services	2,250,184	1,697,777	12,544,517
Gain from extinguishment of debt	-	-	(110,468)
Gain from settlement of lawsuit	-	-	(90,415)
Issuance of stock for Accrued liabilities - related parties	-	-	175,034
Issuance of stock for Note payable with accrued interest	-	-	42,371
Issuance of stock for Subscription receivable	810	-	13,994
Issuance of stock for Cost of Inducement	-	-	5,515,613
Issuance of stock for Finance fee	50,000	-	50,000
Impairment of Hazard Property	-	-	600,000
Changes in:
Other Assets	(516)	-	(968)
Prepaid expenses	289,934	161,851	44,166
Deferred cost of acquisition	-	(82,000)	-
Accounts payable and accrued liabilities	(177,212)	1,213	211,101
Accrued liabilities - related parties	3,299	6,981	106,150
Accrued interest	33,275	4,813	49,439

NET CASH USED BY OPERATING ACTIVITIES	(234,869)	(157,530)	(683,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in advance of acquisitions	95,000	-	(67,000)
Investments in Mineral Properties	-	-	-
Investments in Oil & Natural Gas Properties, Proven, net of DD&A	222	-	222
Investments in Oil & Natural Gas Properties, Unproven	(570,299)	-	(570,299)

NET CASH USED BY INVESTING ACTIVITIES	(475,078)	-	(637,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	475	-	475
Payment received on subscription receivable	146,190	145,055	579,102
Offering costs	-	-	(3,102)
Proceeds from Notes payable	588,210	12,500	799,935
Payments on Notes payable	(25,000)	-	(181,225)
Proceeds from sale of common stock	-	-	125,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	709,874	157,555	1,320,185

NET CHANGE IN CASH	(72)	25	-

CASH, beginning of period	72	38	-

CASH, end of period	$-	$63	$-

Continued on F-4

The accompanying notes are an integral part of these financial statements.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Statements of Cashflows

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

	For the Nine Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Issuance of common stock for services	$2,226,850	$1,457,461

Issuance of common stock for prepaid services	$23,334	$222,316

Issuance of common stock for subscription receivable	$810	$-

Issuance of common stock for finance fee	$50,000	$-

Issuance of a note payable for deferred acquisition cost	$-	$130,000

Escrowed shares used for deferred acquisition cost	$-	$1,600,000

Escrowed shares returned pursuant to GCCC Agreement	$3,400,000	$-

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

In the opinion of management, the unaudited interim financial statements for thethree and nine months ended March 31, 2007, are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year ending June 30, 2007. These unaudited financial

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

2. BASIS OF PRESENTATION

statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

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

Oil and Natural Gas Properties

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves that contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals, are capitalized. All general corporate costs are expensed as incurred.

Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis. Unevaluated oil and gas properties are to be assessed at least annually for impairment either individually or on an aggregate basis. The net capitalized costs of oil and gas properties (full cost ceiling limitation) are not to exceed the sum of the related estimated future net revenues from proved reserves discounted at 10%, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, and the cost of unevaluated and unproved properties not being amortized, if any, net of tax considerations. These properties are included in the amortization pool immediately upon the determination that the well is dry. Unproved properties consist of lease acquisition costs and costs on wells currently being drilled on the properties. The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

The Company’s entry into the oil and gas and natural resource exploration business began on July 14, 2006. As of March 31, 2007, the Company has recognized amortization expense of $222.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued from F-6)

Revenue Recognition and Gas Balancing

We recognize oil and gas revenues from our interests in producing wells as oil and gas is produced and sold from these wells. We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. At March 31, 2007, we had no gas production.

4. MINERAL PROPERTIES

Hazard Lake Property. On October 10, 2005, the Company executed a Purchase Agreement (the "Hazard Agreement") with Overseas Investment Banking Alliance, S.A., a Panamanian corporation ("Overseas"), for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement called for an aggregate purchase price of $397,000, of which $197,000 is to be paid in cash (of which $67,000 has been prepaid), with the balance represented by a note for $130,000. (See Note 10. NotePayable - Overseas). The Company has also issued 2,000,000 shares of Common Stock to Overseas. These shares were delivered from the 12,500,000 shares issued to Garcy Co Capital Corp. ("GCCC") pursuant to the terms of the GCCC Agreement. (See Note 12. Convertible Preferred Stock).

The Hazard Agreement valued the shares at $200,000, or $0.10 per share, based on the current market price on the date of the Hazard Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company was initially required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of $800,000, thus making the total purchase price to Matrixx $997,000. As a result of the Company’s recently focused attention on acquiring oil and gas properties, it was determined that value of the Hazard Lake Property in deferred acquisition cost was impaired. At June 30, 2006, the Company recognized a $600,000 impairment in the value of the Hazard Property. The remaining balance of $397,000 was transferred from Deferred Cost of Acquisition to Mineral Properties on July 14, 2006, the date of final approval and closing of the transaction. No additional investments or expenses have been incurred for the Hazard Property during the quarter ended March 31, 2007.  Further, the Company is delinquent on the March 15th installment due on the note payable to Overseas.  (See Note 10. NotePayable - Overseas).

5. OIL & NATURAL GAS PROPERTIES

As described in Note 3 above, the Company utilizes the full cost accounting method for its oil and natural gas properties. As of March 31, 2007, the Company has acquired interests in several prospects. Below is a summary of unproven wells at March 31, 2007.  The Schiurring #1 well which was declared a proven well at December 31, 2006 is to be plugged and abandoned: due to certain mechanical difficulties which arose on this well.  Thus, there are no proven wells as of March 31, 2007.  The previously capitalized costs of $ 119,065 associated with the Schiurring #1 well have been expensed and the lease acquisition costs of $127,500  have been reclassified to unproven wells pending the outcome of the re-completion of the Schiurring #2 well. The Company owes an aggregate balance of $20,304 on the Schiurring #1 well which includes $16,054 for cost overages in completing the well and $4,250 for the costs to plug and abandon the Schiurring #1 well. This amount is included in accruals payable and accrued liabilities at March 31, 2007.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

5. OIL & NATURAL GAS PROPERTIES (Continued from F-7)

The Company received revenues of $3,846 in December 2006 from the Schiurring #1 well.

Unproven Wells	Capitalized Costs

Buck Snag - Schiurring #2 well	$268,753
Clovelly - Allain - LeBreton #2 well	1,095,110
Manvel - Miocene well	63,000
Manvel - Oakville well	112,500
Sandy Point - Fite #3 well	80,429
Total, Unproven wells	$1,619,792

Buck Snag Field - Schiurring #2 well. Drilling of the Schiurring # 2 well at the Buck Snag prospect initiated on November 30, 2006. The well was drilled to a total depth of 4,406 feet and completed on December 18, 2006. As of March 31, 2007, the Company has paid an aggregate of $141,253 for drilling and completion costs representing its proportionate share of all cash calls for drilling and completion on the Schiurring #2 well.  The Company owns a 42.5% working interest in the Buck Snag Field.

Clovelly Prospect - Allain-LeBreton #2 well. On November 15, 2005, the Company executed a Letter Agreement (the “Letter Agreement”) with Sterling Grant Capital Inc. (formerly Sun Oil and Gas Corp.), (“Sterling”), to purchase a 5% minority interest in an oilprospect property. The property is the Clovelly Prospect (“Clovelly”) which is located in southeast Louisiana in the Lafourche Parish.

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

Drilling of the Allain-LeBreton No. 2 well on the Clovelly Prospect commenced on June 19, 2006. Cash calls for drilling and other direct costs have been made for an aggregate of $277,537. At March 31, 2007, the Company owes $102,660, for costs related to this well which is included in accruals payable and accrued liabilities.

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

As of March 31, 2007, the Company has paid the $18,000 for its 45% participation in the Miocene well and $45,000 for its proportionate share of the cash calls for drilling.

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

As of March 31, 2007, the Company has paid the $36,000 for its 45% participation in the Oakville well. The Company owes a balance of $76,500 for its proportionate share of the cash calls for drilling. This amount is included in the accruals payable and accrued liabilities at March 31, 2007.

Sandy Point Prospect - Fite #3. On November 16, 2006, the Company finalized the terms of agreement with Texhoma and Sunray to acquire a 10% working interest in the Sandy Point Prospect for an aggregate amount of $35,928. The participation fee is to be paid through a conveyance of 15% of the Company’s participation in Buck Snag, valued at $22,500;10% participation in the Manvel properties valued at $6,000; and $7,428 in cash.

As of March 31, 2007, the Company owes the balance of $9,279 for its proportionate share of the cash calls for drilling on the Sandy Point Prospect which is included in the accruals payable and accrued liabilities.

6. RELATED PARTY PAYABLES

As of March 31, 2007, the Company owes a total of $78,682 to management and consultants as reimbursement for expenses incurred during the development phase of operations. Included in this amount is $5,000 owed to Isaac Simmons and Kathyrn A. Christmann, parents of Catherine Thompson, the Company's Interim Chief Executive Officer and Chief Financial Officer, following a partial repayment of $5,000 on July 7, 2006. The amount of $10,000 was owed as a reimbursement for legal fees paid on behalf of the Company. Additionally,the Companyagreed to reimburse Ms. Thompson for out of pocket expenses incurred on behalf of the Company. Currently, the Company owes an aggregate of $73,682 for such expenses.

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

8. SHORT-TERM LOAN - M. AVATAR (Related Party)

On November 23, 2005, the Company executed a short-term Loan Agreement (“Loan”) with Michael Avatar, a Director of the Company, for $12,500. The Loan was payable on or before February 21, 2006, and bears interest of 16% per annum. There is a late payment penalty of $500 if the principal and interest are not paid by the due date. As of March 31, 2007, the Company has not paid any amounts owing on the loan. The balance due including principal, interest and penalty is $ 15,701.

9.  NOTE PAYABLE – CROSS CREEK CONSULTING, INC.

On January 9, 2007, the Company borrowed a $17,150 on a short term loan from Cross Creek Consulting, Inc. (“Cross Creek”) to pay for the balance due on the Buck Snag - Schiurring #2 completion costs. In consideration for the loan, Cross Creek charged the Company a fee of $2,850 for a total repayment amount of $20,000. As ofMarch 31, 2007, the Company has re-paid $12,500 to Cross Creek and owes a balance of $7,500.

10. NOTE PAYABLE - OVERSEAS

On October 10, 2005, the Company executed the Hazard Agreement with Overseas for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. Pursuant to the terms of the Hazard Agreement the Company executed a note payable (“Note”) for $130,000, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. The Note bears interest at 6% per annum. As the transaction had yet to be fully executed, Overseas extended the March 15, 2006 payment date to coincide with the closing of the acquisition. The installment for March 15, 2006 of $25,000 was paid on July 14, 2006. The installment due March 15, 2007 has not been paid, however, the Company and Overseas are discussing options for remedy.  The current portion of the note with accrued interest is $68,769, and is included in current liabilities; the balance of $46,574 is included in long-term liabilities.

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

11. LOAN AGREEMENT - KUMA

On August 1, 2006, the Company executed a Loan Agreement (“Kuma Loan”) with Kuma Holdings LTD, a Canadian corporation (“Kuma”). Pursuant to the terms of the Kuma Loan, the Company may borrow up to $500,000 to pay for acquisitions, cash calls, payables and public company expenses. Subsequently, on     January 1, 2007, Kuma agreed to increase the allowable principle for borrowing by $250,000 for an aggregate amount of $750,000.  The Kuma Loan matures in 30 months, on January 31, 2009, and bears interest at 10% per annum payable at maturity. As an incentive for the Kuma Loan, Kuma is to receive a 10% bonus payable in restricted Common Stock and to be issued upon receipt of the aggregate $500,000 in principal with the remainder due upon the completion of the extended amount of principle. Kuma was issued 4,192,833 shares valued at $0.012 per share for an aggregate of $50,000 on  February 22, 2007. All shares will be issued as restricted within the meaning of Rule 144 under the Securities Act and must be held indefinitely unless subsequently registered or qualified for exemption.

As of March 31, 2007, the Company has received $580,710 in funding from the Kuma Loan, including the aggregate amount of $27,021 from July which was loaned in advance based on the agreement in principal as discussed and agreed to by Matrixx and Kuma. Aggregate principal and interest owing on the Kuma Loan at March 31, 2007, is $607,697. (See Note 14. Subsequent Events).

12. CONVERTIBLE PREFERRED STOCK

The Company entered into an Agreement and Plan of Reorganization ("GCCC Agreement") withGCCC which was to facilitate the Company's acquisition plan. The GCCC Agreement provided that the Company would acquire from GCCC certain property and businesses and in consideration, GCCC would receive 12,500,000 shares of the Company’s Common Stock which will be used for the purposes of acquiring other businesses and assets as identified by GCCC and the Company. GCCC was to have two years to meet all of the obligations under the GCCC Agreement. Should GCCC fail to meet any or all of its commitments, then GCCC would be required to forfeit the pro-rata balance of the 12,500,000 shares of Common Stock issued by the Company. Additionally, GCCC was issued 100 shares of non-revocable, Series A Convertible Preferred Stock and 100 shares of non-revocable, Series B Convertible Preferred Stock.

The Company has 10,000,000 authorizedshares of $.001 par value Preferred Stock authorized. Pursuant to the GCCC Agreement, the Company issued 100 shares of non-revocable, Series A Convertible Preferred Stock ("Series A") and 100 shares of non-revocable, Series B Convertible Preferred Stock ("Series B") to GCCCas the cost of inducement for GCCC to sell certain assets and businesses to the Company. The Series A converts into 50.1% of Matrixx's Common Stock at time of conversion. Time of conversion shall be determined at the sole discretion of the shareholder of record. The Series Ahas one vote per share until said shares are retired at time of conversion. The Series B converts into Common Stock at a ratio of 1 for 1. Time of conversion shall be determined at the sole discretion of the shareholder of record. Each share of Series B is entitled to 1,000,000 votes until such shares are converted into Common Stock.

As of the date of this filing, the two-year time period has elapsed. Pursuant to the GCCC Agreement, 4,000,000 shares were delivered from GCCC for the purchases of the Hazard Lake Property and the Clovelly Prospect. The remaining 8,500,000 shares have been received by the Company and cancelled by the transfer agent (See Note 13. Escrowed Shares).

Matrixx Resource Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements

12. CONVERTIBLE PREFERRED STOCK (Continued from F-11)

Both the Series A and Series B issuances are valued as if converted on the effective date of the GCCC Agreement, February 11, 2005. On that date the Company had 17,405,000 shares of Common Stock issued and outstanding,with the current market value of $5,493,563. Conversion of the Series A to equate to 50.1% of the total issued and outstanding Common Stock would require the issuance of 17,474,760 shares for a total of 34,879,760 shares of Common Stock issued and outstanding. The value of the 17,464,760 shares at the average price per share of $0.32 on February 11, 2005, is $5,515,581. Similarly, the 100 shares of Series B converts 1 for 1 to 100 shares of Common Stock valued at $0.32. The par value of the Preferred Stock for each Series A and Series B is $.001 and, therefore, for 100 shares, the value is negligible for purposes of financial statement presentation. The balances of $5,515,581 and $32are included in Additional Paid-In Capital.

13. ESCROWED SHARES

At March 31, 2007 no shares of Common Stock were held in escrow. In accordance with the GCCC Agreement, the Company issued 12,500,000 shares of Common Stock in the name of GCCC for the purposes of acquiring businesses and assets as identified by GCCC and the Company. GCCC had two years to meet all of the obligations under the GCCC Agreement, however, only 4,000,000 of the shares were utilized for acquisitions during this time period.On October 3, 2005, GCCC utilized 2,000,000 shares valued in the aggregate at $800,000 for the acquisition of a 98% interest in the Hazard Lake Property.

In addition, GCCC utilized another 2,000,000 shares for the execution of the purchase of the Clovelly Prospect as required in the Letter Agreement with Sterling. The shares were issued on January 30, 2006, from GCCC, to be registered at a later date,leaving the balance of shares in escrow at 8,500,000 valued in aggregate at $3,400,000.

The shares were not utilized for additional acquisitions within the two-year time period allowed pursuant the GCCC Agreement. GCCC has returned the 8,500,000 escrowed shares to the Company, and those shares were cancelled effective December 31, 2006. The shares were valued at $0.40 per share based upon the price at issuance for an aggregate value of $3,400,000. Consequently, the Company’s balances in Common Stock and Additional-Paid-In Capital have been reduced by $8,500 and $3,391,500, respectively, at December 31, 2006.

14. SUBSEQUENT EVENTS

In the period from March 31, 2007 to May 10, 2007, the Company issued an aggregate of 20,958,400 shares of Common Stockto five consultants, including Catherine Thompson, for management consulting services.

As of May 18, 2007, the Company owes principal and accrued interest of $616,346 on the Kuma Loan.

On April 5, 2007 the Fite #3 well at Sandy Point was logged and determined to be a dry hole.

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

In December 2004, the Company entered into an Agreement and Plan of Reorganization (the "GCCC Agreement") with GCCC. The GCCC Agreement provided that the Company would acquire from GCCC certain property and businesses to be located by GCCC over a period of two years and in consideration, GCCC would receive 12,500,000 shares of the Company's Common Stock which was to be used for the purposes of acquiring other businesses and assets as identified by GCCC and the Company.  The two year time period lapsed in December 2006 and only 4,000,000 of the 12,500,000 shares were utilized for acquisitions. GCCC returned the remaining 8,500,000 shares to the Company, and those shares have been cancelled.

The GCCC Agreement also required the Company to issue to GCCC100 shares of the Company’s Series A Convertible Preferred Stock and 100 shares of Series B ConvertiblePreferred Stock. The Series A Convertible Preferred Stock is convertible into 50.1% of Matrixx's Common Stock at the time of conversion, which is determined at the sole discretion of GCCC. The Series A Convertible Preferred Stock has one vote per share. The Series B Convertible Preferred Stock is convertible into shares of Common Stock at a ratio of 1 for 1, and the time of conversion shall be determined at the sole discretion of GCCC. Each share of Series B Convertible Preferred Stock is entitled to 1,000,000 votes until such shares are converted into Common Stock.

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

Clovelly Prospect. On November 15, 2005, the Company executed a Letter Agreement (the “Letter Agreement”) with Sterling Grant Capital Inc. (formerly Sun Oil and Gas Corp.) to purchase a 5% minority interest in an oilprospect property. The property is the Clovelly Prospect which is located in southeast Louisiana in the Lafourche Parish.

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

The Buck Snag Prospect covers approximately 280 acres of land in Colorado County, Texas. The
Schiurring #1 well on Buck Snag was completed in the 2,030 foot sand and placed into productionon August 24, 2006. Subsequently, the Schiurring #1 well developed mechanical problems allowing excess water into the well and rendering it difficult to maintain production. The operator, the Company, and the partners have agreed to plug and abandon the Schiurring #1 well.

The Schiurring #2 well was completed on December 8, 2006. Due to similar problems encountered as with Schiurring #1, the well is to be re-completed  with the anticipation of perforating and producing from the 3,500 foot and the 2,000 foot sands.

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

Subsequently the Company has agreed to convey 10% of its participation in the Manvel properties as partial payment for a 10% participation in the Sandy Point Prospect (see below) the Company’s reducing its working interest in the Manvel properties to 45%.

Sandy Point Prospect. On November 16, 2006, the Company finalized the terms of an agreement with Texhoma and Sunray to acquire a 10% working interest in the Sandy Point Prospect for an aggregate amount of $35,929. The participation fee is to be paid through a conveyance of 15% of the Company’s participation in Buck Snag valued at $22,500;10% participation in the Manvel properties valued at $6,000; and $7,429 in cash. The Company’s initial participation in Buck Snag was 57.5%, which was decreased to 42.5% as described above. Additionally, the Company’s initial 55% participation in each of the Manvel Prospects has been decreased to 45%. The remaining terms of the Buck Snag and Manvel Agreements were not altered. The Fite #3 well completed drilling in April 2007 to the Frio sands, but logs found  no evidence for the potential of oil or gas in the sands.  The Fite #3 well will be plugged and abandoned.

See “Liquidity and Capital Resources” below for a discussion of costs in connection with these projects.

RESULTS OF OPERATIONS

The Three and Nine MonthsEnded March 31, 2007 Compared To The Three and Nine Months Ended March 31, 2006

Revenues. The Company received $3,846 in revenue from its interests in oil and gas properties during the nine-month period ended March 31, 2007. The Company did not generate any revenue during the three-month period ended March 31, 2007 nor in the corresponding three- and nine-month periods ended March 31, 2006. The Company’s entry into the oil and gas and natural resource exploration business began on July 14, 2006. Previously, the Company's focus had been on the evaluation and selection of existing businesses to effect a merger or acquisition. The Company has been in the development stage since July 2001.

General and Administrative Expenses. The Company incurred $558,911 and $2,535,575 in general and administrative expenses for the respective three- and nine-months ended March 31, 2007, compared to $509,635 and $1,943,352 for the respective three- and nine-months ended March 31, 2006. The increases in 2007 were due primarily to expenses incurred to support and to facilitate the growth of Matrixx, as explained below.

Included in general and administrative expense for the three months ended March 31, 2007 was $435,263 of expense related to the issuance of an aggregate of 50,501,624 shares of Common Stock to consultants in lieu of cash compensation. In addition, $51,488 of expense was related to the issuance of an aggregate of 2,476,118 shares of Common Stock for prepaid consulting expenses. Included in general and administrative expense for the nine months ended March 31, 2007 was $2,078,695 of expense related to the issuance of an aggregate of 113,579,487 shares of Common Stock to consultants in lieu of cash compensation. In addition, $461,424 of expense was related to the issuance of an aggregate of 24,383,800 shares of Common Stock for prepaid consulting expenses. At March 31, 2007, the Company had no cash.

Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered.

Production Expenses. The Company incurred $352 in production expenses during the nine-months ended March 31, 2007. The production expenses included transportation, marketing and severance taxes associated with the production of oil and gas revenues. There were no production expenses for the three- month period ended March 31, 2007, nor for the corresponding three- and nine-month periods in 2006.

Depreciation, Depletion, & Amortization (“D D & A”). The Company recognized $222 in D D & A expense in the nine-month period ended March  31, 2007, but no D D& A expense during the three- month period ended March 31, 2007.  There was no D D & A expense recognized in the three- and nine-months ended March 31, 2006. The expense recognized during the nine-months ended March 31, 2007 represents amortization on evaluated oil and gas properties and is computed on the units of production method based on all proved reserves.

Loss on Abandonment of Proven Wells.  The Company recognized a $119,065 loss on abandonment of proven wells during the three- and nine- months ended March 31, 2007.  There were no losses for the abandonment of proven wells during the three- and nine-month periods ended March 31, 2006.  The loss recognized during the three- and nine-month periods ended March 31, 2007 is due to mechanical difficulties which arose on a producing well thus rendering it impracticable to maintain production.

Interest Expense. The Company recognized $15,785 and $33,275 in interest expense for the respective three and nine month periods ended March 31, 2007, and $2,916 and $4,813 in interest expense in the three- and nine-months ended March 31, 2006. The higher expense realized during the three- and nine-month periods ended March 31, 2007 represents interest on borrowings to assist the Company with its acquisition strategy.

Net Loss. As a result of the foregoing factors, the Company's net loss increased to $693,761 for the three months ended March 31, 2007, compared to a net loss of $512,551 for the three months ended March 31, 2006. The net loss per share was negligible for the three months ended March 31, 2007, compared to a net loss per share of $0.01 for the three months ended March 31, 2006. The Company’s net loss increased to $2,684,643 for the nine months ended March 31, 2007, compared to a net loss of $1,948,165 for the nine months ended March 31, 2006. The net loss per share was $0.01 for the nine month period ended March 31, 2007, compared to a net loss per share of $0.04 for the nine month period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an immediate need for capital. At March 31, 2007, the Company had no cash or cash equivalents. The Company’s operating activitiesused $234,869 in net cash during the nine months ended March 31, 2007, compared with $157,530 in net cash used by operating activities during the nine months ended March 31, 2006. The cash used by operating activities during the nine-months ended March 31, 2007 was primarily due to non-cash gains of $2,250,184 reflecting the issuance of stock for services and prepaid services, $50,000 for the issuance of stock for a finance fee, and $810 for the issuance of stock on a subscription receivable. Other gains contributing to net cash used by operating activities included a $289,934 decrease in prepaid expenses, an increase in accrued liabilities - related parties of $3,299 and an increase in accrued interest of $33,275. These gains were offset by an increase in other assets of $516 and a decrease in accounts payable and accrued liabilities of $177,212. The cash used by operating activities during the nine months ended March 31, 2006 included non-cash gains of $1,697,777 reflecting the issuance of stock for services and prepaid services offset by other changes affecting net cash used by operating activities at March 31, 2006. These other changes included a decrease in prepaid expenses of $161,851, an increase in accounts payable and accrued liabilities of $1,213, an increase of $6,981 in accrued liabilities - related parties, and an increase in accrued interest of $4,813, offset by an increase in deferred cost of acquisition of $82,000.

The Company utilized $475,078 in cash for investing activities during the nine months ended March 31, 2007. The Company invested $570,299 in unproven oil and gas properties during the nine-months ended March 31, 2007 offset by a decrease in cash paid in advance of acquisitions of $95,000 and $222 in D D & A resulting from the write off of proven oil and gas properties net of D D & A. There were no investing activities in the nine months ended March 31, 2006. Financing activities provided $709,874 of cash during the nine months ended March 31, 2007, consisting primarily of $588,210 in proceeds from notes payable and $146,190 in proceeds from the subscription receivable to GCCC and $475 in bank overdrafts, offset by $25,000 paid on notes payable. During the nine months ended March 31, 2006, financing activities provided $157,555 of cash consisting primarily of $145,055 in proceeds from the subscription receivable to GCCC and  $12,500 in proceeds from notes payable.

The Company has received minimal revenues to date from to its recent investments in oil and gas properties, and has experienced operating losses since inception primarily caused by its continued development and administrative costs. As shown in the accompanying financial statements, the Company incurred net losses of $693,761 and $2,684,643 for the respective three and nine months ended March 31, 2007. Since inception, the Company has incurred a net loss of $20,005,924. Primarily as a result of these recurring losses, Matrixx's independent certified public accountants modified their report on the June 30, 2006 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management of the Company is actively seeking additional capital; however, there can be no assurance that such financing will be available on terms favorable to the Company, or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company continuing to raise capital, developing significant revenues and ultimately attaining profitable operations.

On May 27, 2004 the Company executed a Convertible Promissory Note in the principal amount of $160,000 (the "Note") with Interactive Ideas Consulting Group (“IICG”). The Note bears interest at the rate of 8% per annum and was due and payable in full on or before May 26, 2005. The Note is convertible into the Company's common stock after January 2, 2005, at a conversion price equal to the closing bid price for the Company's common stock on the date prior to the date of notice of conversion. Conversion is automatic at maturity if IICG does not request conversion earlier and if there is no event of default. The Company believes that there is a sufficient basis on which to dispute the amounts of principal and interest of the Note. As such, the Company accrued interest through the maturity date ofMay 26, 2005, in the amount of $12,800; no amounts for interest have been accrued beyond that date. As of the date of this filing the Company has not converted the Note and IICG has not requested a conversion.

On September 14, 2004, the Company executed the SPA with GCCC. The SPA called for the issuance by the Company of an aggregate of 400,000 shares of restricted Common Stock to GCCC in consideration of the payment of $500,000 in cash. The Company was toreceive the funds in $50,000 increments each quarter, beginning October 15, 2004.The 400,000 shares were to be held in escrow by the Company and delivered on a pro-rata basis within 10 days of receipt of each installment. The SPA included a provision that the purchase price per share, and therefore the number of shares to be delivered at the time of each installment payment, would be calculated for each installment at the lesser of: (a) $1.25 or (b) a 37.5% discount to the 10 day trailing closing price of the Company's Common Stock at the time of each payment. At September 14, 2004, the Company had an aggregate of 305,108 shares of Common Stock outstanding on a fully-diluted basis. Based on the price of the Company's Common Stock at that date, GCCC would have owned and controlled approximately 56.73% of the Company's fully-diluted Common Stock and 56.73% of the Company's outstanding Common Stock calculated pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934. As of July 18, 2006, the Company had received an aggregate of $500,810 in financing from the SPA. On September 18, 2006, the Company delivered 18,543,373 shares of restricted Common Stock, at an average price of $0.027 per share, as calculated using method (b) described above thus completing the terms of the SPA.

The Company and GCCC sought to identify and evaluate business opportunities for acquisition or merger to provide long-term growth for its shareholders and to meet the Company’s objective of attaining a listing on a national exchange. On October 10, 2005, the Company executed the Hazard Agreement with Overseas for the purchase of Overseas’ 98% interest in the Hazard Lake Property in Ontario, Canada. The Hazard Agreement called for an aggregate purchase price of $397,000, of which a note for $130,000 was issued, payable in annual installments as follows: $25,000 on March 15, 2006, $30,000 on March 15, 2007, $35,000 on March 15, 2008, and $40,000 on March 15, 2009. Overseas extended the March 15, 2006 payment date to coincide with the closing of the acquisition on July 14, 2006. The Company has also issued 2,000,000 shares of Common Stock to Overseas. These shares were delivered from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement. The Hazard Agreement valued the shares at $200,000, or $0.10 per share, based on the current market price on the date of the Hazard Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore, the Company was initially required to value the 2,000,000 shares transferred to Overseas at $0.40 per share for an aggregate value of $800,000, thus making the total purchase price to Matrixx $997,000. As a result of the Company's recently focused attention on acquiring oil and gas properties, it was determined that the value ofthe Hazard Lake Property indeferred acquisition cost was impaired. At June 30, 2006, the Company recognized an impairment in the value of the Hazard Lake Property of $600,000.  As of the date of this filing, the Company has not paid the current installment of $35,000 which was due March 15, 2007; however, the Company and Overseas are discussing payment options.  The current portion of the note with accrued interest is $68,769, and is included in current liabilities; the balance of $46,574 is included in long-term liabilities.

On November 15, 2005, the Company executed the Letter Agreement with Sterling to purchase a 5% minority interest in an oilprospect property known as the Clovelly Prospect (“Clovelly”). The Letter Agreement called for an aggregate purchase price of $115,000, of which $15,000 has been prepaid in cash and the balance of $100,000 was paid with the issuance of 2,000,000 shares of registered Common Stock also delivered from the shares issued to GCCC. The shares were issued on January 30, 2006 from the 12,500,000 shares issued to GCCC pursuant to the terms of the GCCC Agreement, leaving the balance of shares in escrow at 8,500,000. The Letter Agreement valued the shares at $100,000, or $0.05 per share, based on the current market price of the Company’s Common Stock on the date of the Letter Agreement. However, the 12,500,000 escrowed shares were valued at $0.40 per share when issued to GCCC and, therefore the Company is required to value the 2,000,000 shares transferred to Sterling at $0.40 per share for an aggregate value of $800,000. It is possible that in the future the Company will be required to recognize an impairment in the value of its interest in the Clovelly investment. As of March 31, 2007, the Company has paid $177,450 in development costs for the first well, the #2 Allain-LeBreton well, drilled at Clovelly with a balance owing of $102,660.

The Company’s goal is to invest cash flow proceeds from successes into new projects. To date financing has been supplied by the SPA with GCCC. The Company is seeking new sources of funding, however, there can be no assurance that a renewal will be reached or that if reached it will be on terms and conditions favorable to the Company. In the interim, on August 1, 2006, the Company executeda Loan Agreement (“Kuma Loan”) with Kuma Holdings LTD, aBritish Columbiacorporation (“Kuma”). Pursuant to the terms of the Kuma Loan, the Company may borrow up to $500,000 to pay for acquisitions, cash calls, payables and public company expenses. The Kuma Loan matures in 30 months, on January 31, 2009, and bears interest at 10% per annum payable at maturity. As an incentive for the Kuma Loan, Kuma will receive a 10% bonus payable in restricted Common Stock, to be issued upon receipt of the $500,000 aggregate principal. On January 1, 2007, the Kuma Loan was modified to increase the amount of funding available to the Company to $750,000.

As of March 31, 2007, the Company has received $580,710 in funding from the Kuma Loan.  Aggregate principal and interest owing on the Kuma Loan at March 31, 2007, is $607,697. On February 22, 2007, the Company issued 4,192,833 shares of restricted Common Stock valued in aggregate at $50,000 for the 10% bonus payable for completion of the initial $500,000 in funding.

On August 28, 2006, the Company entered into the Buck Snag Agreement for the acquisition of a 42.5% working interest in the Buck Snag from Texahoma. The Company paid $150,000 to Texhoma for an initial 57.5% participation in Buck Snag but subsequently, the Company agreed to convey 15% of its participation as partial payment for a 10% participation in the Sandy Point Prospect. As of March 31, 2007, the Company has paid the full purchase price of $150,000, plus an additional$72,250 for development of the Schiurring #1 well and $30,761 for the completion costs.  The well was completed and initial revenues of $3,846 were received, however, due to mechanical problems, it was determined that the well should be plugged and abandoned.  The Company still owes $16,054 for overages in completion costs and $4,250 for the costs to plug and abandon.  As of March 31, 2007, the Company has paid an aggregate of $141,253 for drilling and completion of the Schiurring #2 well representing its proportionate share of all cash calls for drilling and completion on the Schiurring #2 well.  Due to similar difficulties encountered with the Schiurring #1 well, the Schiurring #2 well will be re-completed in the shallower pay sands.  The Company’s proportionate share of re-completion costs is expected to be $10,625.

On October 5, 2006, the Company finalized the Manvel Agreement with Texhoma for the acquisition of 55% majority working interest in the Miocene and Oakville Prospects located in Brazoria County, Texas for an aggregate of $60,000. Subsequently, the Company has agreed to convey 10% of its participation in the Manvel Properties to Texhoma as partial payment for a 10% participation in the Sandy Point Prospect. As of the date of this filing, the Company has paid $30,000 toward the participation cost and is further obligated to 42.5% of estimated dry hole costs for the wells of $76,500 and $45,000, respectively.Should the wells be successful, the Company’s estimated portion of completion costs is $25,000 for each Manvel Prospect.

On November 16, 2006, the Company finalized the terms of Agreement with Texhoma and Sunray, for the acquisition of a 10% working interest in the Sandy Point Prospect. The acquisition cost of $35,928 is to be paid through a conveyance of 15% of the Company’s participation in Buck Snag valued at $22,500; 10% participation in the Manvel properties valued at $6,000;and $7,428 in cash. At March 31, 2007, the Company owes $6,778 in cash for participation and $2,500 for the Company’s portion of estimated dry hole costs. On April 2, 2007, the Fite #3 well at Sandy Point was determined to be a dry hole.  Consequently, the Fite #3 well will be plugged and abandoned.

RISKS AND UNCERTAINTIES

The Company's business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATING TO MATRIXX'S BUSINESS

MATRIXX NEEDS SIGNIFICANT ADDITIONAL CAPITAL. At March 31, 2007, the Company had no cash or cash equivalents and no income producing operations or assets. Current cash and cash equivalents are currently insufficient to meet anticipated cash needs for working capital and capital expenditures. The Company therefore needs to raise additional funds immediately. To date, the Company has raised capital through private equity and debt financings. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the Company's Common Stock.The Companyreceived an aggregate of $500,810 and issued an aggregate of 18,543,373 shares of Common Stock GCCC, at an average price of $0.027 per share, pursuant to the terms of the SPA. No further payments are due to the Company under the SPA. The Company and GCCC are in discussions to renew the SPA; however, there can be no assurance that the Agreement will be renewed or that if renewed, that it will be under terms and conditions favorable to the Company. In the interim, the Company has executed the Kuma Loan with Kuma Holdings for up to $750,000 in financing. In addition, the Company is currently attempting to identify other prospective investors with respect to financing; however, the Company has not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company will not be able to fund its operations. Such inability to fund operations will have a material adverse effect on the Company's business, results of operations and financial condition.

MATRIXX HAS ONLY A LIMITED OPERATING HISTORY. The Company has only a limited operating history upon which can be based an evaluation of its prospects and only minimal experience in the oil and gas industry. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering into the highly speculative business of oil and gas exploration. There can be no assurance that the Company will be able to identify future oil and gas or other prospects for investment or that an investment will be consummated. Further, there can be no assurance that the investment in any given prospect will be successful or contribute revenue and income to the Company. To address these risks and uncertainties, the Company’s philosophy is to take small interests in relatively low risk opportunities. However, the Company may elect to accept a larger interest when the cost / benefit or cost/risk ratio is perceived to be very low.Management attempts to minimize risk by working with experienced and reputable partners and operators. Factors such as success rates, experience with certain types of wells, and the cash flow sources ofthe Company'spartners are considered. The Company must also evaluate deal structure for fit with the current portfolio demands and its ability to raise financing. Lastly, the Company also analyzes property specific details such as the type of well, the target depth to be drilled, the field location and proximity of other wells, and if reserves or fields are proven. There can be no assurance that Matrixx will successfully evaluate or address these challenges.

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

MATRIXX IS SEEKING ADDITIONAL INVESTMENTS IN OIL AND GAS AND OTHER NATURAL RESOURCES; THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL SUCCESSFULLY LOCATE OR CONSUMMATE SUCH ADDITIONAL INVESTMENTS OR THAT THE INVESTMENTS THAT IT ALREADY HAS MADE WILL BE SUCCESSFUL. Matrixx is seeking to invest in oil and gas and other natural resource prospects. Although it has identified certain prospective properties for investment, there can be no assurance that the Company will successfully consummate an investment. Matrixx receives most of its investment proposals from its partners and consultants. As such, the Company will compete with other companies that possess financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay greater amounts for desirable leases anddefine, evaluate, bid for and purchase a greater number of potential producing prospects that the Company's own resources permit. Additionally, should Matrixx be unable to fulfill any of its obligations with existing partners or consultants, it is unlikely that new investment opportunities would be presented to the Company from those sources.

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

LEGISLATIVE AND REGULATORY ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT THE COMPANY’S FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS. There have been certain regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory changes which will have an impact on the Company’s future financial condition and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives in the years following the Enron and WorldCom bankruptcies will increase general and administrative costs, as the Company will incur increased legal and accounting fees to comply with such rule changes. In addition, proposed initiatives are expected to result in changes in certain accounting and disclosure rules. These and other potential changes could materially increase the expenses reported by the Company in its financial statements and adversely affect the Company’s operating results.

RISKS RELATED TO THE OIL & GAS INDUSTRY

DRILLING ACTIVITIES MAY NOT PRODUCE COMMERCIALLY PRODUCTIVE RESERVOIRS. Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that it will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The Company’s  Schiurring #1 well, which was declared a proven well at December 31, 2006, is to be plugged and abandoned due to certain mechanical difficulties which arose on this well. The cost of drilling, completing and operating wells is often uncertain. Any drilling operations undertaken by the Company may be curtailed, delayed or canceled as a result of a variety of factors, many of which would be beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Matrixx’s future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on the Company’s financial condition and results of operations.

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

MATRIXX’S COSTS MAY BE AFFECTED BY NEW GOVERNMENT REGULATION AND ENVIRONMENTAL RISKS. Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity toproduce. Because current regulations coveringthe Company'soperations are subject to change at any time, it may incur significant costs for compliance in the future.

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

Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell Matrixx's securities, and may adversely affect the ability of holders of the Common Stock to resell their shares in the secondary market. In addition, according to the SEC, the market for "penny stocks" has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the stock by one or a few broker-dealers whom are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers after prices have been manipulated to a desired level, along with the resulting collapse of those prices and investor losses. The Company's management is aware of the abuses that have occurred historically in the "penny stock" market. Although the Company does not expect to be in a position to dictate the behavior of the market orof broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

ITEM 3. CONTROLS AND PROCEDURES

On May 10, 2007, management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, the Company's Chief Financial Officer and Interim Chief Executive Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Financial Officer and Interim Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 1, 2006, the Company executed the Kuma Loan. Pursuant to the terms of the Kuma Loan, the Company may borrow up to $500,000 to pay for acquisitions, cash calls, payables and public company expenses. Subsequently, on  January 1, 2007, Kuma agreed to increase the allowable principle for borrowing by $250,000 for an aggregate amount of $750,000.  The Kuma Loan matures in 30 months, on January 31, 2009, and bears interest at 10% per annum payable at maturity. As an incentive for the Kuma Loan, Kuma is to receive a 10% bonus payable in restricted Common Stock to be issued upon receipt of the aggregate $500,000 in principal with the remainder due upon the completion of the extended amount of principle. Kuma was  issued 4,192,833 shares valued at $0.012 per share for an aggregate of $50,000 on  February 22, 2007. The shares were issued subject to Section 4 (2) of the Securities Act of 1933. Kuma is an accredited investor that has represented to the Company that it is acquiring the securities for investment, and not with a view towards distribution.

For the three-months ended March 31, 2007, $435,263 of expense related to the issuance of an aggregate of 50,501,624 shares of Common Stock was paid to six consultants, including Ms.
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

In addition, $23,334 of expense was related to the issuance of  2,583,334 shares of Common Stock, was issued to three consultants for prepaid consulting expenses of the kind described above. At March 31, 2007, the Company had no cash. Consultants receiving stock agreed to receive these securities, in lieu of cash, for payment of services rendered. All shares are subject to piggy-back registration rights. The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

ITEM 3. DEFAULTS UPON SENIORSECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.3	Kuma Promissory Note

31.01	Certification Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(c)

32.01	Certification Pursuant to Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: May 21, 2007

MATRIXX RESOURCE HOLDINGS, INC.

/s/ Catherine Thompson
Catherine Thompson
Interim Chief Executive Officer and
Chief Financial Officer